Form 10-Q
period 2017-09-30
Altair Engineering Inc.
filed 2017-12-01
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38263

ALTAIR ENGINEERING INC.

(Exact name of registrant as specified in its charter)

Delaware	38-2591828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1820 East Big Beaver Road, Troy, Michigan	48083
(Address of principal executive offices)	(Zip Code)

(248) 614-2400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On November 27, 2017, there were 26,394,996 shares of the registrant’s Class A common stock outstanding and 36,507,676 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Altair Engineering Inc. and subsidiaries

Consolidated balance sheets

	September 30, 2017	December 31, 2016
(In thousands)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,667	$16,874
Accounts receivable – net	63,530	70,498
Inventory – net	1,797	1,227
Income tax receivable	6,868	9,069
Prepaid expenses and other current assets	10,492	7,435

Total current assets	99,354	105,103

Property and equipment – net	29,892	29,708
Goodwill	68,891	36,625
Other intangible assets – net	15,379	11,168
Deferred tax assets	69,135	62,896
Other long-term assets	18,843	5,276

TOTAL ASSETS	$301,494	$250,776

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$10,147	$10,435
Accounts payable	3,987	5,009
Accrued compensation and benefits	23,946	22,955
Other accrued expenses and current liabilities	35,737	18,945
Deferred revenue	117,969	100,661

Total current liabilities	191,786	158,005
Long-term debt, net of current portion	81,939	74,806
Deferred revenue – non-current	12,495	13,268
Stock-based compensation awards	59,076	22,236
Other long-term liabilities	16,402	17,114

TOTAL LIABILITIES	361,698	285,429

Commitments and contingencies

MEZZANINE EQUITY	2,352	—

STOCKHOLDERS’ DEFICIT:
Common stock ($0.0001 par value)
Class A common stock, authorized 76,000 shares; issued and outstanding 10,096 and 8,900 as of September 30, 2017 and December 31, 2016, respectively	1	1
Class B common stock, authorized 44,000 shares; issued and outstanding 41,204 and 41,204 as of September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	49,347	39,688
Accumulated deficit	(106,152)	(67,092)
Accumulated other comprehensive loss	(5,756)	(7,264)

Total Altair Engineering Inc. stockholders’ deficit	(62,556)	(34,663)
Noncontrolling interest	—	10

TOTAL STOCKHOLDERS’ DEFICIT	(62,556)	(34,653)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$301,494	$250,776

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue
Software	$63,208	$55,804	$176,905	$162,733
Software related services	8,574	8,676	25,749	26,466

Total software	71,782	64,480	202,654	189,199
Client engineering services	11,477	12,146	36,071	36,435
Other	1,679	1,426	4,741	4,758

Total revenue	84,938	78,052	243,466	230,392

Cost of revenue
Software	9,166	8,479	26,799	23,500
Software related services	6,457	6,527	20,230	20,365

Total software	15,623	15,006	47,029	43,865
Client engineering services	9,231	9,579	29,200	28,786
Other	1,448	1,036	3,745	3,728

Total cost of revenue	26,302	25,621	79,974	76,379

Gross profit	58,636	52,431	163,492	154,013
Operating expenses:
Research and development	27,590	19,401	69,198	53,413
Sales and marketing	22,345	16,961	58,683	49,054
General and administrative	29,175	15,793	66,465	43,675
Amortization of intangible assets	1,189	875	3,287	2,352
Other operating income	(735)	(823)	(4,065)	(1,952)

Total operating expenses	79,564	52,207	193,568	146,542

Operating (loss) income	(20,928)	224	(30,076)	7,471
Interest expense	634	507	1,793	1,754
Other expense (income), net	52	148	838	(504)

(Loss) income before taxes	(21,614)	(431)	(32,707)	6,221
Income tax expense (benefit)	8,012	(745)	6,353	1,954

Net (loss) income	$(29,626)	$314	$(39,060)	$4,267

(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.59)	$0.01	$(0.78)	$0.09
Net (loss) income per share attributable to common stockholders, diluted	$(0.59)	$0.01	$(0.78)	$0.07

Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	50,606	49,761	50,374	48,521
Weighted average number of shares used in computing net (loss) income per share, diluted	50,606	59,326	50,374	58,086

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of comprehensive income (loss)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net (loss) income	$(29,626)	$314	$(39,060)	$4,267

Other comprehensive income (loss), net of tax:

Foreign currency translation (net of tax effect of $0, $31, $0 and $112, respectively)	(11)	805	1,500	(275)
Retirement related benefit plans (net of tax effect of $41, $0, $41 and $102, respectively)	52	(9)	8	5

Total other comprehensive income (loss)	41	796	1,508	(270)

Comprehensive (loss) income	$(29,585)	$1,110	$(37,552)	$3,997

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statement of changes in stockholders’ deficit

(Unaudited)

								Total
								Altair
	Common Stock(1)						Accumulated	Engineering
	Class A		Class B		Additional		other	Inc.	Non-	Total
(in thousands, except	voting		voting		paid-In	Accumulated	comprehensive	stockholders’	controlling	stockholders’
share data)	Shares	Amount	Shares	Amount	capital	deficit	loss	deficit	interest	deficit
Balance at January 1, 2017	8,900	$1	41,204	$4	$39,688	$(67,092)	$(7,264)	$(34,663)	$10	$(34,653)
Net loss	—	—	—	—	—	(39,060)	—	(39,060)	—	(39,060)
Issuance of common stock	1,196	—	—	—	9,188	—	—	9,188	—	9,188
Purchase of noncontrolling interests	—	—	—	—	(19)	—	—	(19)	(10)	(29)
Amortization of mezzanine equity	—	—	—	—	(8)	—	—	(8)	—	(8)
Stock-based compensation	—	—	—	—	498	—	—	498	—	498
Foreign currency translation, net of tax	—	—	—	—	—	—	1,500	1,500	—	1,500
Retirement related benefit plans, net of tax	—	—	—	—	—	—	8	8	—	8

Balance at September 30, 2017	10,096	$1	41,204	$4	$49,347	$(106,152)	$(5,756)	$(62,556)	$—	$(62,556)

(1)	All references to Common stock refer to the Company’s currently existing Class A and Class B shares following the Recapitalization as described in Note 12.

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2017	2016
OPERATING ACTIVITIES:
Net (loss) income	$(39,060)	$4,267
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,895	7,300
Provision for bad debt	517	354
Stock-based compensation expense	39,302	5,050
Deferred income taxes	(4,793)	(2,170)
Other, net	149	—
Changes in assets and liabilities:
Accounts receivable	12,016	11,483
Prepaid expenses and other current assets	431	(3,243)
Other long-term assets	(11,024)	(719)
Accounts payable	(1,583)	(871)
Accrued compensation and benefits	(211)	736
Other accrued expenses and current liabilities	6,122	(6,102)
Deferred revenue	7,694	5,277

Net cash provided by operating activities	17,455	21,362

INVESTING ACTIVITIES:
Payments for acquisition of businesses	(15,582)	(6,499)
Capital expenditures	(6,367)	(4,722)
Purchase of noncontrolling interests	(29)	—
Other investing activities, net	(100)	(61)

Net cash used in investing activities	(22,078)	(11,282)

FINANCING ACTIVITIES:
Borrowings under revolving commitment	86,270	126,203
Payments on revolving commitment	(71,676)	(117,919)
Principal payments on long-term debt	(8,392)	(13,628)
Payments of deferred offering costs	(2,595)	—
Payments for redemption of common stock	(918)	(1,828)
Proceeds from issuance of common stock	476	302
Principal payments on capital leases	(31)	(10)
Payment for return of capital	—	(724)
Proceeds from issuance of debt	—	2,030

Net cash provided by (used in) financing activities	3,134	(5,574)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,301	841

Net (decrease) increase in cash, cash equivalents and restricted cash	(188)	5,347
Cash, cash equivalents and restricted cash at beginning of year	17,139	14,013

Cash, cash equivalents and restricted cash at end of period	$16,951	$19,360

Supplemental disclosure of cash flow:
Interest paid	$1,722	$1,547
Income taxes paid	$4,154	$2,103
Supplemental disclosure of non-cash investing and financing activities:
Promissory notes issued and deferred payment obligations for acquisitions	$12,440	$4,171
Issuance of common stock in connection with acquisitions	$8,712	$—
Issuance of common stock with put rights	$2,352	$—
Deferred offering costs in other long-term assets	$866	$—
Property and equipment in accounts payable, other accrued expenses and current liabilities, and other liabilities	$144	$1,918
Notes issued for stock redemptions	$—	$577

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Notes to consolidated financial statements (unaudited)

1.    Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) incorporated in the state of Michigan in 1985 and became a Delaware corporation in October 2017. The Company is a provider of enterprise-class engineering software enabling innovation across the entire product lifecycle from concept design to in-service operation. The Company is based in Troy, Michigan.

2.    Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements of Altair Engineering Inc. have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2016, included in the final prospectus dated October 31, 2017 (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results may differ from those estimates. In addition, the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period.

There have been no material changes to Altair’s significant accounting policies as compared to the significant accounting policies described in the Prospectus.

The Company has concluded that all material transactions that have occurred that require disclosure or adjustments to the consolidated financial statements have been reported herein. See Note 20 – Subsequent events for additional information.

Delaware conversion and stock split

On October 5, 2017, the Company became a Delaware corporation and effected a four-for-one stock split of its common stock. On the effective date of the Company becoming a Delaware corporation, (i) each share of outstanding common stock was increased to four shares of common stock, par value $0.0001 per share, (ii) the number of shares of common stock issuable under each outstanding option to purchase common stock was increased on a four-for-one basis, (iii) the exercise price of each outstanding option to purchase common stock was reduced on a four-for-one basis, and (iv) the redemption price of each outstanding put option was reduced on a four-for-one basis. All share and per share information referenced throughout the consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock split.

In connection with the Company becoming a Delaware corporation, 2,495,752 shares of Class B common stock, held by holders of less than 3% of Class B common stock immediately prior to the conversion, converted into Class A common stock.

Pursuant to the Company’s Delaware certificate of incorporation, the Company’s authorized capital consists of 513,796,572 shares of Class A common stock, 41,203,428 shares of Class B common stock and 45,000,000 shares of preferred stock.

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal and accounting fees, and other direct costs relating to the Company’s initial public offering (“IPO”) were capitalized and will be offset against IPO proceeds upon the completion of the IPO in the fourth quarter. As of September 30, 2017, the Company deferred $3.5 million, which were recorded as other long-term assets in the accompanying consolidated balance sheet. No amounts were deferred as of December 31, 2016.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

September 30, 2017
Cash and cash equivalents	$16,667
Restricted cash included in other long-term assets	284

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,951

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Receivable for R&D credit

The French government provides a research and development (“R&D) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward 3 years. After three years, any unused credit may be reimbursed to the Company by the French government. As of September 30, 2017, the Company had approximately $9.8 million receivable from the French government related to CIR, of which $3.2 million is recorded in income tax receivable and the remaining $6.6 million is recorded in other long-term assets.

Mezzanine equity

During the quarter ended June 30, 2017, the Company issued 200,000 shares of Class A common stock to a third party as partial consideration for the purchase of developed technology. These shares have a put right that can be exercised by the holder five years from date of purchase at $12.50 per share that requires the shares to be recorded at fair value and classified as mezzanine equity in the consolidated balance sheet. The put right option is terminated if the shareholders sell their shares.

Income (loss) per share

Basic income (loss) per share attributable to Class A and Class B common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options. Diluted income (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted income (loss) per share amounts (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(29,626)	$314	$(39,060)	$4,267

Denominator:
Denominator for basic (loss) income per share—weighted average shares	50,606	49,761	50,374	48,521
Effect of dilutive securities, stock options	—	9,565	—	9,565

Denominator for dilutive (loss) income per share	50,606	59,326	50,374	58,086

Net (loss) income per share attributable to common stockholders, basic	$(0.59)	$0.01	$(0.78)	$0.09

Net (loss) income per share attributable to common stockholders, diluted	$(0.59)	$0.01	$(0.78)	$0.07

The computation of diluted (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For both the three and nine months ended September 30, 2017, there were 10.1 million and 9.8 million anti-dilutive shares, respectively, excluded from the computation of income (loss) per share. For the three and nine months ended September 30, 2016, there were no anti-dilutive shares excluded from the computation of income (loss) per share.

3.    Recent accounting guidance

Accounting standards adopted

The Company adopted Accounting Standards Update (“ASU”) No. 2015-11, Inventory: Simplifying the Measurement of Inventory, ASU 2015-11, effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The Company adopted ASU No 2015-11 on January 1, 2017, on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting standards not yet adopted

Revenue Recognition—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from

Contracts with Customers: Deferral of the Effective Date that defers the effective date of ASU 2014-09 for all entities by one year for public business entities. This ASU is effective for fiscal years beginning after December 31, 2017 including interim periods within that reporting period. For all other entities, including emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted.

The Company is evaluating the use of either the retrospective or modified retrospective transition method and the timing of adopting this standard. Under existing GAAP, the Company does not have vendor-specific objective evidence (“VSOE”) of fair value for post-contract customer support (“PCS”) sold along with software products licenses; therefore, revenues for the software products licenses (including perpetual licenses), PCS and professional services, if applicable, are considered to be one accounting unit and, once all services have commenced, are recognized ratably over the remaining period of the arrangement (the longer of the contractual service term or PCS term). Under ASU 2014-09, the concept of assessing VSOE has been eliminated and the Company must estimate a fair value associated with each performance obligation within an arrangement. As a result, the Company expects the timing of revenue recognition to be accelerated because it anticipates that license revenue will be recognized at a point in time, rather than over time, which is its current practice. Generally, the license revenue component of an arrangement represents a significant portion of the overall fair value of a software arrangement. As a result, the Company expects the impact of adopting ASU 2014-09 to have a significant impact on the consolidated financial statements. The Company expects to adopt this standard beginning January 1, 2019. The Company is currently evaluating the method of implementation and impact this standard will have on its consolidated financial statements.

Financial Instruments—In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-01 on its financial statements and related disclosures.

Leases—In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. This standard is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company is evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Employee Share-Based Payment Accounting—In March 2016, FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This standard is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016. For all other entities, including emerging growth companies, ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. The method of adoption is dependent on the specific aspect of accounting addressed in this new guidance. The Company is evaluating the impact of the adoption of ASU 2016-09 on its financial statements and related disclosures.

Cash Classification—In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to improve financial reporting in regards to how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU No. 2016-15 on its financial statements and related disclosures.

Business Combinations—In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU-2017-01”). This update narrows the definition of a business. If substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquiree may not be considered a business. The update also requires a business to include an input and a substantive process that significantly contributes to the ability to create outputs. This definition is expected to reduce the number of acquisitions accounted for as business combinations, which will impact the accounting treatment of certain items, including the accounting treatment of contingent consideration and transaction expenses. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, ASU 2017-01 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted and the update will be applied prospectively. The effect of the implementation will depend upon the nature of the Company’s future acquisitions.

4.    Fair value measurements

The accounting guidance for fair value, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The framework for measuring fair value consists of a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1 –	Quoted prices in active markets for identical assets and liabilities at the measurement date;

Level 2 –	Observable inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Items measured at fair value on a recurring basis

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities (in thousands):

	Liability for Class A redeemable common shares	Liability for stock-based compensation awards
Balance at December 31, 2016	$10,632	$11,604
Shares issued upon exercise of stock options	—	—
Exercise of stock options	385	(364)
Forfeitures of stock options	—	(139)
Change in fair value and other	15,974	20,984

Balance at September 30, 2017	$26,991	$32,085

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Interest on the Company’s long-term debt is at a variable rate, and as such the debt obligation outstanding approximates fair value.

The carrying value of the Company’s derivative financial instruments are measured at fair value on a recurring basis. The fair value of derivatives is determined based on inputs derived from or corroborated by observable market data pertaining to relevant interest rates and is considered a level 2 fair value measurement. See Note 11—Financial instruments for additional information regarding the use and fair value of derivatives.

5.    Acquisitions

Runtime Design Automation

On September 28, 2017, the Company acquired 100% of the shares of Runtime Design Automation (“Runtime”) for a total of $18.7 million in cash, of which $8.7 million is payable one year from the acquisition date, and 708,000 shares of the Company’s Class A common stock. Runtime complements Altair’s PBS Works™ suite of products for comprehensive, secure workload management for HPS and cloud environments and has solutions to manage highly complex workflows. PBS Works targets product design, weather prediction, oil exploration and bio-informatics, and Runtime primarily serves customers in electronic design automation.

The following table summarizes the consideration transferred to acquire Runtime and the preliminary amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$25,691

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	564
Accounts receivable	2,257
Deferred tax assets	1,965
Other assets	256
Accounts payable and other liabilities	(889)
Deferred revenue	(2,199)
Deferred tax liabilities	(770)

Total net identifiable assets acquired and liabilities assumed	1,184

Goodwill – preliminary	$24,507

The allocation of fair value of purchase consideration is incomplete pending the final determination of the fair value of assets acquired and liabilities assumed, and is subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill.

Goodwill is primarily attributable to synergies expected to arise after the acquisition. The Company does not expect the goodwill resulting from the acquisition to be deductible for tax purposes.

Carriots S.L

In May 2017, the Company acquired 100% of the shares of Carriots S.L. (“Carriots”) for $3.6 million cash, $2.7 million notes payable, and 80,000 shares of the Company’s Class A common stock. Carriots is an Internet of Things (“IoT”) Cloud platform that allows easy development of new IoT enabled products. Carriots complements Altair’s other product suites to provide a comprehensive solution for customers to design and implement IoT enabled products.

The following table summarizes the consideration transferred to acquire Carriots and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$6,657

Recognized amounts of identifiable assets acquired and liabilities assumed:
Deferred tax assets	394
Other assets	472
Trade names	252
Developed technology (4-year life)	1,317
Customer relationships (7-year life)	296
Accounts payable and other liabilities	(1,015)

Total net identifiable assets acquired and liabilities assumed	1,716

Goodwill	$4,941

The allocation of the consideration transferred to the assets and the liabilities assumed is substantially complete however, finalization of the valuation is still in process.

Goodwill is primarily attributable to synergies expected to arise after the acquisition. The Company does not expect the goodwill resulting from the acquisition to be deductible for tax purposes.

The Company engaged a third-party valuation firm to assist in valuing certain assets and liabilities acquired.

6.    Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products.

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$13	$52
Finished goods	1,784	1,175

Total inventory – net	$1,797	$1,227

7.    Property and equipment, net

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2017	2016
Land	$7,994	$7,994
Building and improvements	15,000	14,956
Computer equipment and software	31,077	27,461
Office furniture and equipment	6,038	5,306
Leasehold improvements	5,961	5,397

Total property and equipment	66,070	61,114
Less: accumulated depreciation and amortization	36,178	31,406

Property and equipment, net	$29,892	$29,708

Depreciation expense was $1.6 million and $1.5 million for the three months ended September 30, 2017 and 2016, and $4.6 million and $4.9 million for the nine months ended September 30, 2017 and 2016, respectively.

8.    Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, are as follows (in thousands):

Balance at December 31, 2016	$36,625
Acquisitions	29,448
Effects of foreign currency translation	2,818

Balance at September 30, 2017	$68,891

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$17,347	$7,642	$9,705
Customer relationships	7 years	9,235	5,816	3,419
Noncompete agreements	5 years	824	824	—
Other intangibles	10 years	119	45	74

Total definite-lived intangible assets		27,525	14,327	13,198

Indefinite-lived intangible assets:
Trade names		2,181		2,181

Total other intangible assets		$29,706	$14,327	$15,379

	December 31, 2016
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$10,631	$5,034	$5,597
Customer relationships	7 years	8,646	4,977	3,669
Noncompete agreements	5 years	824	824	—
Other intangibles	10 years	117	40	77

Total definite-lived intangible assets		20,218	10,875	9,343

Indefinite-lived intangible assets:
Trade names		1,825		1,825

Total other intangible assets		$22,043	$10,875	$11,168

In May 2017, the Company entered into a software assignment agreement with Easii IC SAS, a Société par Actions Simplifiée, or Easii, and acquired all rights, title and interests in certain of Easii’s software, known as Modeliis, for $2.0 million and 200,000 shares of the Company’s Class A common stock. These shares have a put right that can be exercised by the holder five years from date of purchase at $12.50 per share. This software was recorded as developed technology in the consolidated balance sheet.

Amortization expense related to amortizing intangible assets was $1.2 million and $0.9 million for the three months ended September 30, 2017 and 2016, and $3.3 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.

9.    Debt

The carrying value of debt is as follows (in thousands):

	September 30,	December 31,
	2017	2016
Secured Credit Agreement:
Revolving Credit Facility	$41,950	$27,355
Term Loan A	50,000	57,500
Obligations held under capital leases	166	196
Other borrowings	66	330

Total debt	92,182	85,381
Less: unamortized debt issuance costs	96	140
Less: current portion of long-term debt	10,147	10,435

Long-term debt, net of current portion	$81,939	$74,806

In October 2017, the Company entered into an amended and restated credit agreement. See Note 20 – Subsequent events for additional information regarding the changes to the Company’s credit facility.

Secured credit agreement

On June 14, 2017, the Company entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, which restated the Company’s prior credit agreement, as amended, in its entirety (“2017 Credit Agreement” or the “Credit Agreement”). This amendment was administrative in nature and did not change amounts, terms, or rates. On September 28, 2017, the Credit Agreement was amended to permit the Runtime acquisition as the purchase price exceeded the level of permitted acquisitions in the Credit Agreement covenants. See Note 5 – Acquisitions for additional information regarding the acquisition of Runtime.

As of September 30, 2017, the Company’s Credit Agreement consisted of a $50.0 million term loan (“Term Loan A”), a $60.0 million revolving commitment (“Revolving Credit Facility”) and a $4.0 million ancillary facility. Included in the Revolving Credit Facility are a $5.0 million swingline subfacility, and a letter of credit subfacility.

Interest rates on borrowings outstanding under the Credit Agreement range from (i) an adjusted LIBO rate (the London interbank offered rate multiplied by the Statutory Reserve Rate) plus 1.5% to 2.0% (dependent upon the Company’s leverage ratio) for Eurodollar-based borrowings or (ii) the CB floating rate (the greater of the Prime Rate or the adjusted LIBO rate plus 2.5%) for CBFR borrowings (any loan bearing interest at the CB floating rate). The Company can elect the type of borrowing for each loan.

Term loan facilities

The Company is required to make quarterly principal payments on Term Loan A of $2.5 million in 2017, 2018 and March 2019. Any outstanding principal balance is to be paid in full on the maturity date of April 18, 2019.

Revolving credit facilities

As of September 30, 2017, the Company had $42.0 million outstanding under the Revolving Credit Facility and $18.0 million available for future borrowing. The Revolving Credit Facility is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions. All borrowings under the Revolving Credit Facility are due on the termination date in April 2019.

The Company pays quarterly commitment fees of 0.25% per annum on the unused portion of the Revolving Credit Facility. Fees with respect to letters of credit accrue daily based on the stated amount of each outstanding letter of credit at the adjusted LIBO rate plus 1.5% to 2.0% (dependent upon the Company’s leverage ratio).

Debt covenants

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to incur additional indebtedness; create liens on assets; make investments, loans, advances or acquisitions; pay dividends or other distributions; redeem or repurchase certain equity interests; guarantee the obligations of others; and change the business conducted by the Company. In addition, the Credit Agreement contains financial covenants relating to minimum liquidity of $20.0 million, maintaining a minimum debt service coverage ratio of 1.3 to 1.0 and maximum leverage ratio of 3.0 to 1.0, as defined in the Credit Agreement. At September 30, 2017, the Company was in compliance with all such covenants.

Collateral and guarantees

The Credit Agreement is unconditionally guaranteed by the Company and all existing and subsequently acquired controlled domestic subsidiaries. Any obligations of foreign subsidiaries are unconditionally guaranteed by the Company and certain foreign subsidiaries. Furthermore, the Credit Agreement is collateralized by a first priority, perfected security interest in, and mortgages on, substantially all tangible assets of the Company. In addition, foreign borrowings under the credit agreement will be secured by assets of the foreign borrowers.

10.    Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2017	2016
Obligations for acquisition of businesses	$13,453	$2,649
Income taxes payable	6,759	2,156
Accrued professional fees	3,168	1,389
Accrued VAT	2,135	3,928
Accrued royalties	1,930	1,583
Defined contribution plan liabilities	1,164	1,139
Self-insurance and other insurance reserves	818	764
Non-income tax liabilities	638	739
Billings in excess of cost	380	1,021
Related party liabilities	242	1,045
Other current liabilities	5,050	2,532

	$35,737	$18,945

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2017	2016
Pension and other post retirement liabilities	$7,174	$5,959
Deferred tax liabilities	1,106	1,379
Other liabilities	8,122	9,776

	$16,402	$17,114

11.    Financial instruments

The Company is exposed to certain financial market risks related to its ongoing business operations. The primary risks managed through derivative financial instruments and hedging activities are foreign currency exchange rate risk and interest rate risk. Derivative financial instruments and hedging activities are utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and to manage interest costs when appropriate. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts.

Interest rate swaps

Interest rate exposures are reviewed periodically and the Company may enter into interest rate swap agreements to manage its exposure. The Company’s exposure to interest rate risk arises primarily from changes in the LIBO rate. The Company will hold these derivatives for economic purposes but does not designate these derivatives to obtain hedge accounting treatment. As such, gains or losses on these contracts (including contracts that do not qualify for hedge accounting under ASC 815), are reported in earnings immediately as Other expense (income), net. These contracts limit exposure to changes in interest payments associated with variable rate debt. However, as the change in the fair value of the interest rate swaps is impacted by both realized and unrealized gains and losses on the contracts, the amount recognized in earnings may not offset the changes in the variability of interest expense during a given period.

As of September 30, 2017, and December 31, 2016, the Company had an interest rate swap outstanding with a notional value of $4.5 million. This interest rate swap matures at various dates through December 23, 2019.

12.    Stockholders’ deficit

Recapitalization

On April 3, 2017, the Company completed a recapitalization (the “Recapitalization”) of its capital stock by filing a certificate of amendment to its articles of incorporation with the State of Michigan pursuant to which, (i) each share of the Company’s Class A voting common stock, or old Class A shares, automatically converted into one share of new Class B voting common stock entitled to ten votes per share, and (ii) each share of the Company’s Class B non-voting common stock, or old Class B shares, automatically converted into one share of new Class A voting common stock entitled to one vote per share, in each case, without any further action on the part of the holders thereof.

Subsequent to the Recapitalization, the Company’s authorized common stock consists of 76,000,000 shares no par, Class A Common Stock and 44,000,000 shares of no par, Class B Common Stock.

See discussion of the Company’s conversion to a Delaware company on October 5, 2017, in Note 2 – Accounting policies.

13.    Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 6,347,840 stock options with an exercise price of $0.000025 remain outstanding at September 30, 2017. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2017	6,347,840	$0.000025	20
Exercised	—	$0.000025
Forfeited	—	$0.000025

Outstanding at September 30, 2017	6,347,840	$0.000025	19

Exercisable at September 30, 2017	6,347,840	$0.000025	19

Incentive and nonqualified stock-based plan

Also in 2001, the Company established the Incentive and Nonqualified Stock-based Plan (“ISO Plan”) which was terminated in 2011 and was authorized to issue nonqualified stock options (“NQSO”) and incentive stock options (“ISO”) totaling 11,153,872 shares of old Class B, nonvoting stock. The NQSO grants could be issued at less than the fair market value at date of grant under the terms of the ISO Plan, while ISO grants were issued at a price equal to or greater than the fair market value at date of grant. Options generally vested over a two to three-year period. All options have a contractual term of ten years from the date of grant. At September 30, 2017 and December 31, 2016, there were 2,926,980 and 2,972,744 options for Class A common stock outstanding, respectively, under the ISO Plan.

Options granted under the ISO Plan are accounted for as liability awards as the terms of the awards could require or allow repurchase of the shares at amounts different than fair value. The Company made the accounting policy election to use the intrinsic value method of accounting to determine stock-based compensation liabilities for these awards. During the quarter ended June 30, 2017, the Company changed its accounting policy to measure the fair value of its liability awards using the Black-Scholes option pricing model as a result of the Company no longer meeting the definition of a non-public entity. The impact of the change in accounting policy was immaterial to the financial statements.

The ISO Plan also includes stock-based compensation liability for 2,329,796 shares of Class A common stock outstanding at September 30, 2017, and 2,340,596 of old Class B shares outstanding at December 31, 2016, resulting from the Company’s call feature with an exercise price that may be set at less than the fair market value at date of grant under the terms of the ISO Plan. The Company utilized fair value of the outstanding Class A shares and old Class B shares to determine the stock-based compensation liabilities for these shares, based on the respective dates.

The following table summarizes the stock option activity under the 2001 Stock-based compensation plans for the periods indicated as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2017	2,972,744	$0.64	3.4
Granted	—	—
Exercised	(33,200)	$0.64
Forfeited	(12,564)	$0.53

Outstanding at September 30, 2017	2,926,980	$0.64	2.6

Exercisable at September 30, 2017	2,926,980	$0.64	2.6

In connection with the Company’s IPO, the Company’s CEO exercised and sold 1,734,996 stock options from the 2001 ISO and NQSO Plan. As of September 30, 2017, these 1,734,996 options are reflected as outstanding in the table above.

The 2001 ISO and NQSO Plan option awards are accounted for as liability awards as of September 30, 2017. Upon IPO effectiveness in the fourth quarter, the call feature is terminated resulting in a modification of the option awards. Upon assessment of the modification, the Company concluded the option awards will be accounted for as equity awards post IPO.

2012 stock-based compensation plans

During 2012, the Company established the 2012 Incentive and Nonqualified Stock Option Plan (“2012 Plan”) which permits the issuance of 5,200,000 shares of old Class B Nonvoting Common Stock for the grant NQSO’s and ISO’s for management, other employees, and board members of the Company. The options are issued at a price equal to or greater than fair market value at date of grant. All options have a contractual term of 10 years from date of grant.

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards.

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2017	1,797,252	$3.13	7.5
Granted	608,948	$5.18
Exercised	(174,692)	$2.61
Forfeited	(27,524)	$3.91

Outstanding at September 30, 2017	2,203,984	$3.73	7.6

Exercisable at September 30, 2017	1,085,748	$2.86	6.2

The Company measures the fair value of its equity awards on the date of grant using the Black-Scholes option pricing model. This valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period under which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for the Company’s stock.

The weighted average assumptions used in the Black-Scholes option pricing model used to calculate the fair value of options granted during the nine months ended September 30, 2017 were as follows:

2017 grants
Weighted average grant date fair value per share	$1.86
Expected volatility	34%
Expected term (in years)	5.75-6.25
Risk-free interest rate	2.02%
Expected dividend yield	0%

The Company’s equity value was estimated utilizing a combination of the Discounted Cash Flow Method under the Income Approach, the Guideline Public Company Method, and the Transaction Method under the Market Approach. The equity value is used to derive the fair value per share which is used as an input in the Black Scholes option pricing model. The estimated volatility was derived using the historical volatility of the returns of comparable publicly traded companies. The risk-free rate was based on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected term of the option. The Company has not historically paid dividends and does not anticipate paying cash dividends in the foreseeable future. The Company used the simplified method to determine expected term.

In connection with the acquisition of Runtime Design Automation (“RTDA”), all outstanding stock options of RTDA became fully vested and exercisable prior to the date of consummation which represents an acceleration to full vesting of all unvested stock options as of the date of the business combination.

The appropriate accounting treatment for the outstanding stock options in the context of the business combination was to allocate the fair market value of RTDA’s options at the date of consummation attributable to pre-combination service to the aggregate merger consideration. The difference between the fair market value of the replacement awards and the amount allocable to pre-combination service was considered a post-combination expense to the Company after the consummation date.

The estimated post combination expense to the Company as a result of the business combination was approximately $2.0 million which was immediately expensed in the post combination financial statements for the three months ended September 30, 2017, as there are no further service conditions. The Company determined that the Black-Scholes model was an appropriate valuation model for the employee share options as all of RTDA’s stock options had only service conditions.

The stock-based compensation expense was recorded as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of revenue – software	$326	$1	$342	$15
Research and development	6,711	1,320	10,495	1,361
Sales and marketing	4,045	728	6,160	763
General and administrative	14,183	2,826	22,305	2,911

Total stock-based compensation expense	$25,265	$4,875	$39,302	$5,050

On September 27, 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), and the 2017 Plan was approved by our stockholders. The 2017 Plan became effective on October 30, 2017, which was one business day prior to the effective date of the Company’s IPO. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 6,207,976 authorized shares of the Company’s Class A common stock reserved for issuance.

14.    Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Foreign exchange loss (gain)	$105	$241	$1,022	$(423)
Other	(53)	(93)	(184)	(81)

Other expense (income), net	$52	$148	$838	$(504)

15. Income taxes

At the end of each interim period, the Company makes its best estimate of the annual expected effective income tax rate and applies that rate to its ordinary year-to-date income (loss) before income taxes. The income tax provision or benefit related to unusual or infrequent items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or income tax contingencies is recognized in the interim period in which the change occurs.

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected income (loss) before income taxes for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit or expense can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

The Company’s income tax expense (benefit) and effective tax rate for the three and nine months ended September 30, 2016 and 2017 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense (benefit)	$8,012	$(745)	$6,353	$1,954
Effective tax rate	(37%)	173%	(19%)	31%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2017 as compared to 2016, primarily related to United States pre-tax loss of $41.5 million for the nine months ended September 30, 2017, compared to a $4.6 million pre-tax loss for the nine months ended September 30, 2016, and non-deductible stock-based compensation expense of $24.9 million for the nine months ended September 30, 2017, compared to $2.9 million for the nine months ended September 30, 2016.

16.    Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at December 31, 2016	$(5,725)	$(1,539)	$(7,264)
Other comprehensive income (loss) before reclassification	1,500	(173)	1,327
Amounts reclassified from accumulated other comprehensive loss	—	140	140
Tax effects	—	41	41

Other comprehensive income (loss)	1,500	8	1,508

Balance at September 30, 2017	$(4,225)	$(1,531)	$(5,756)

17.    Related party transactions

In June 2016, the Company redeemed 137,268 shares of old Class B Non-Voting Common Stock from a related party for an aggregate purchase price of $0.5 million payable in two equal installments.

In January 2016, the Company redeemed 350,400 shares of old Class B Non-Voting Common Stock from founder stockholders for an aggregate purchase price of $1.3 million payable in twelve equal monthly installments.

At September 30, 2017, the Company had obligations to related parties for $0.2 million recorded in other accrued expenses and current liabilities. At December 31, 2016, the Company had obligations to related parties for $1.0 million recorded in other accrued expenses and current liabilities and $0.1 million recorded in other long-term liabilities.

At September 30, 2017 and December 31, 2016, the Company had receivables from an equity investment for $0.5 million and $0.4 million, respectively, recorded in other long-term assets.

18.    Commitments and contingencies

MSC Litigation

In July 2007, MSC Software Corporation filed a lawsuit against the Company alleging misappropriation of trade secrets, breach of confidentiality and other claims. On April 10, 2014, a jury returned a verdict against the Company. The Company challenged the verdict and on November 13, 2014, a judge vacated all but $0.4 million of the judgment and ordered a new trial on damages. No trial date is scheduled. On August 21, 2017, the court granted Altair’s motion to strike the testimony of MSC’s damage expert. On October 11, 2017, the court mooted the remaining pre-trial motions and allowed us to file a motion for summary judgment on the issue of whether MSC can prove damages. We cannot be certain of the outcome of this matter. The Company has estimated and recorded a liability for the probable loss.

Legal proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third party proprietary rights, or to establish and enforce the Company’s proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

19.    Segment information

The Company defines its operating segments as components of its business where separate financial information is available and used by the chief operating decision maker (“CODM”) in deciding how to allocate resources to its segments and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company has identified two reportable segments for financial reporting purposes: Software and Client Engineering Services. The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairment charges and other special items as determined by management. Adjusted EBITDA includes an allocation of corporate headquarters costs.

The Software reportable segment derives revenue from the sale and subscription of licenses for software products focused on the development and application of simulation technology to synthesize and optimize designs, processes and decisions for improved business performance. The Software segment also derives revenue from software support, upgrades, training and consulting services focused on product design and development expertise and analysis support from the component level up to complete product engineering at any stage of the lifecycle.

The Client Engineering Services reportable segment provides support to its customers with long-term ongoing product design and development expertise in its market segments of Solvers & Optimization, Modeling & Visualization, Industrial and Concept Design, and high-performance computing. The Company hires simulation specialists, industrial designers, design engineers, materials experts, development and test specialists, manufacturing engineers and information technology specialists for placement at customer sites for specific customer-directed assignments.

The “All other” represents innovative services and products, including toggled®, the Company’s LED lighting business. toggled® is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Potential services and product concepts that are still in their development stages are also included in “All other.”

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore no asset information is provided for reportable segments. The following tables are in thousands:

Three months ended September 30, 2017	Software	Client engineering services	All other	Total
Revenue	$71,782	$11,477	$1,679	$84,938
Adjusted EBITDA	$7,278	$1,432	$(1,667)	$7,043

Three months ended September 30, 2016	Software	Client engineering services	All other	Total
Revenue	$64,480	$12,146	$1,426	$78,052
Adjusted EBITDA	$6,880	$1,549	$(1,118)	$7,311

Nine months ended September 30, 2017	Software	Client engineering Services	All other	Total
Revenue	$202,654	$36,071	$4,741	$243,466
Adjusted EBITDA	$14,001	$4,174	$(4,076)	$14,099

Nine months ended September 30, 2016	Software	Client engineering services	All other	Total
Revenue	$189,199	$36,435	$4,758	$230,392
Adjusted EBITDA	$18,678	$4,463	$(2,897)	$20,244

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to U.S. GAAP Income (loss) before income taxes:
Adjusted EBITDA	$7,043	$7,311	$14,099	$20,244
Stock-based compensation expense	(25,265)	(4,875)	(39,302)	(5,050)
Interest expense	(634)	(507)	(1,793)	(1,754)
Interest income and other (1)	53	93	2,184	81
Depreciation and amortization	(2,811)	(2,453)	(7,895)	(7,300)

(Loss) income before income taxes	$(21,614)	$(431)	$(32,707)	$6,221

(1)	Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the nine months ended September 30, 2017.

20.    Subsequent events

Initial public offering

In November 2017, the Company closed its IPO, in which the Company issued and sold 9,865,004 shares of Class A common stock inclusive of the underwriters’ option to purchase additional shares that was exercised in full. The price per share to the public was $13.00. The Company received aggregate proceeds of $119.3 million from the IPO, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $4.1 million.

The IPO also included the sale of 3,934,996 shares of Class A common stock by certain stockholders, giving effect to the conversion of 2,200,000 shares of the Company’s Class B common stock into an equivalent number of shares of Class A common stock, and 1,734,996 stock options for Class A common stock exercised by the Company’s chief executive officer. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.

New revolving credit facility

On November 3, 2017, in connection with the completion of the Company’s IPO, the Company repaid in full all outstanding debt under the Company’s 2017 Credit Agreement. The Company paid a total of approximately $93.1 million, which included outstanding principal, interest, and other nominal costs. Upon the repayment of the credit facility, all unamortized discounts were recorded as interest expense.

On October 19, 2017, the Company entered into an amended and restated credit agreement with Altair Engineering Inc., as borrower, JPMorgan Chase Bank, N.A., as the lead arranger, sole book runner, the administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders (“New Credit Facility”.) The New Credit Facility became effective on satisfaction of certain conditions including the closing of the Company’s IPO and provides for an initial aggregate commitment amount of $100.0 million, with a sublimit for the issuance of letters of credit of up to $5.0 million and a sublimit for swingline loans of up to $5.0 million. The New Credit Facility will mature five years following the signing date of the New Credit Facility. The New Credit Facility will be available (i) to finance working capital needs, (ii) for general corporate purposes of the Company including permitted acquisitions, (iii) to refinance certain existing indebtedness, and (iv) to pay fees and expenses related to the New Credit Facility.

The New Credit Facility allows the Company to request that the aggregate commitments under the New Credit Facility be increased by up to $50.0 million for a total of $150.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the New Credit Facility).

Borrowings under the New Credit Facility will bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the New Credit Facility) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the New Credit Facility) in effect on such day plus 1/2 of 1.00% or (3) the Adjusted LIBO Rate (as defined in the New Credit Facility) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted LIBO Rate. The applicable margin for borrowings under the New Credit Facility will be based on the Company’s most recently tested consolidated total net leverage ratio and will vary from (a) in the case of Eurodollar loans, 1.25% to 2.00%, and (b) in the case of ABR loans or swingline loans, 0.25% to 1.00%. The unused portion of the New Credit Facility will be subject to a commitment fee ranging from 0.15% to 0.30%.

The New Credit Facility will be secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the New Credit Facility). The Company’s direct and indirect domestic subsidiaries are guarantors of all of the obligations under the New Credit Facility.

The New Credit Facility requires the Company to maintain the following financial covenants:

•	Maximum Net Leverage Ratio: Commencing with the fiscal quarter ending December 31, 2017 and on the last day of each fiscal quarter thereafter, the Company on a consolidated basis will not permit the ratio of total indebtedness (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the New Credit Facility, for the rolling four quarter period ending on such date to be greater than 3.00 to 1.00 as of the last day of each fiscal quarter.

•	Consolidated Interest Coverage Ratio: Commencing with the fiscal quarter ending December 31, 2017 and on the last day of each fiscal quarter thereafter, the Company on a consolidated basis will not permit the ratio of (x) EBITDA to (y) cash Consolidated Interest Expense, as such terms are defined in the New Credit Facility, in each case for the rolling four quarter period ending on such date, to be less than 3.00 to 1.00 as of the last day of each fiscal quarter.

Valuation allowance

In connection with the Company’s IPO, a significant number of non-qualified stock options, (NSOs), were exercised resulting in a tax deduction for United States income tax purposes. This deduction, in conjunction with the Company’s other expected deferred tax asset reversals, requires management to evaluate the realizability of its deferred tax assets recorded for United States income tax purposes. Based on the available evidence, the Company determined that a valuation allowance will be required and a charge to income tax expense will be recorded in the range of $60 - $63 million due to management’s conclusion that the deferred tax assets are not more likely than not to be realized after the exercise of NSOs and the resulting significant tax deduction that becomes available.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2016, included in our final prospectus dated October 31, 2017 (the “Prospectus”) filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to acquire new customers because of the difficulty in predicting our software sales cycles;

•	reduced spending on product design and development activities by our customers;

•	our dependence on annual renewals of our software licenses;

•	our ability to maintain or protect our intellectual property;

•	our ability to retain key executive members;

•	our ability to internally develop new inventions and intellectual property;

•	demand for our software by customers other than simulation engineering specialists and in additional industry verticals;

•	acceptance of our business model by investors;

•	our susceptibility to factors affecting the automotive industry where we derive a substantial portion of our revenues

•	the accuracy of our estimates regarding expenses and capital requirements; and

•	the significant quarterly fluctuations of our results.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. Please see “Risk factors” in this Quarterly Report on Form 10-Q under Part II, Item 1A, for additional risks which could adversely impact our business and financial performance.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Overview

Altair Engineering Inc., (“Altair”, the “Company”, “we”, or “our”) is a leading provider of enterprise-class engineering software enabling innovation across the entire product lifecycle from concept design to in-service operation. Our simulation-driven approach to innovation is powered by our broad portfolio of high-fidelity and high performance physics solvers. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal management, electromagnetics, system modeling and embedded systems, while also providing data analytics and true-to-life visualization and rendering.

Our engineering and design platform offers a wide range of multi-disciplinary computer aided engineering, or CAE, solutions which we believe is one of the most innovative and comprehensive offerings available in the market. To ensure customer success and deepen our relationships with them, we engage with our customers to provide consulting, implementation services, training, and support, especially when applying optimization. We participate in five software categories related to CAE and high performance computing, or HPC:

•	Solvers & Optimization;

•	Modeling & Visualization;

•	Industrial & Concept Design;

•	Internet of Things, or IoT; and

•	HPC.

Altair also provides client engineering services, or CES, to support our customers with long-term ongoing product design and development expertise. This has the benefit of embedding us within customers, deepening our understanding of their processes, and allowing us to more quickly perceive trends in the overall market. Our presence at our customers’ sites helps us to better tailor our software products’ research and development, or R&D, and sales initiatives.

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To present the changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis.

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. To present this information, the results for 2017 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2016. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue and Adjusted EBITDA are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

(in thousands)	Three months ended September 30, 2017	Nine months ended September 30, 2017
Revenue	$562	$(1,691)
Adjusted EBITDA	$(271)	$(1,187)

Business Segments

We have identified two reportable segments: Software and Client Engineering Services:

•	Software—our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, modeling and visualization tools, industrial and concept design tools, IoT platform and analytics tools, and high performance computing, or HPC, software applications, as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis from the component level up to complete product engineering.

•	Client Engineering Services—our Client Engineering Services, or CES, segment provides client engineering services to support our customers with long-term, ongoing product design and development expertise. We operate our CES business by hiring engineers for placement at a customer site for specific customer-directed assignments. We employ and pay the engineers only for the duration of the placement.

Our other businesses do not meet the criteria to be separate reportable segments. These businesses are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include potential services and product concepts that are still in their development stages.

For additional information about our reportable segments and other businesses, see Note 19 – “Segment information” contained in the “Notes to consolidated financial statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three and nine months ended September 30, 2017 and 2016

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Increase / (decrease)		Nine months ended September 30,		Increase / (decrease)
(dollars in thousands)	2017	2016	%		2017	2016	%
Revenue:
Software	$63,208	$55,804	13%		$176,905	$162,733	9%
Software related services	8,574	8,676	(1%	)	25,749	26,466	(3%	)

Total software	71,782	64,480	11%		202,654	189,199	7%
Client engineering services	11,477	12,146	(6%	)	36,071	36,435	(1%	)
Other	1,679	1,426	18%		4,741	4,758	— %

Total revenue	84,938	78,052	9%		243,466	230,392	6%

Cost of revenue:
Software	9,166	8,479	8%		26,799	23,500	14%
Software related services	6,457	6,527	(1%	)	20,230	20,365	(1%	)

Total software	15,623	15,006	4%		47,029	43,865	7%
Client engineering services	9,231	9,579	(4%	)	29,200	28,786	1%
Other	1,448	1,036	40%		3,745	3,728	— %

Total cost of revenue	26,302	25,621	3%		79,974	76,379	5%

Gross profit	58,636	52,431	12%		163,492	154,013	6%

Operating expenses:
Research and development	27,590	19,401	42%		69,198	53,413	30%
Sales and marketing	22,345	16,961	32%		58,683	49,054	20%
General and administrative	29,175	15,793	85%		66,465	43,675	52%
Amortization of intangible assets	1,189	875	36%		3,287	2,352	40%
Other operating income	(735)	(823)	(11%	)	(4,065)	(1,952)	108%

Total operating expenses	79,564	52,207	52%		193,568	146,542	32%

Operating (loss) income	(20,928)	224	NM		(30,076)	7,471	NM
Interest expense	634	507	25%		1,793	1,754	2%
Other expense (income), net	52	148	65%		838	(504)	NM

(Loss) income before income taxes	(21,614)	(431)	NM		(32,707)	6,221	NM
Income tax expense (benefit)	8,012	(745)	NM		6,353	1,954	225%

Net (loss) income	$(29,626)	$314	NM		$(39,060)	$4,267	NM

Other financial information:
Billings(1)	$78,603	$72,844	8%		$259,982	$238,293	9%
Adjusted EBITDA(2)	$7,043	$7,311	(3%	)	$14,099	$20,244	(30%	)
Net cash provided by operating activities					$17,455	$21,362	(18%	)
Free cash flow(3)					$11,088	$16,640	(33%	)

NM	Not meaningful.
(1)	Billings consists of our total revenue plus the change in our deferred revenue. For more information about Billings and our other non-GAAP financial measures and reconciliations of our non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see Non-GAAP financial measures contained herein.
(2)	We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairment charges and other special items as determined by management. For more information about Adjusted EBITDA and our other non-GAAP financial measures and reconciliations of our non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, see Non-GAAP financial measures contained herein.
(3)	We define Free Cash Flow as net cash provided by operating activities less capital expenditures. See Non-GAAP financial measures contained herein for a reconciliation of Free Cash Flow.

The following table sets forth our revenue growth on a constant currency basis for the three and nine months ended September 30, 2017, compared to the three and nine months ended September 30, 2016:

	Three months ended September 30,		Change		Constant currency change(1)		Nine months ended September 30,		Change		Constant currency change(1)
(dollars in thousands)	2017	2016	%		%		2017	2016	%		%
Revenue:
Software	$63,208	$55,804	13%		13%		$176,905	$162,733	9%		10%
Software related services	8,574	8,676	(1%	)	(3%	)	25,749	26,466	(3%	)	(1%	)

Total software	71,782	64,480	11%		10%		202,654	189,199	7%		8%
Client engineering services	11,477	12,146	(6%	)	(6%	)	36,071	36,435	(1%	)	(1%	)
Other	1,679	1,426	18%		18%		4,741	4,758	— %		— %

Total revenue	$84,938	$78,052	9%		8%		$243,466	$230,392	6%		6%

(1)	The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended September 30, 2017 and 2016

Revenue

Total revenue increased by $6.9 million, or 9% for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily attributable to an increase in subscription and software revenue.

Software segment

Software

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Software revenue	$63,208	$55,804	$7,404	13%
As a percent of software segment revenue	88%	87%
As a percent of consolidated revenue	74%	71%

The 13% increase in our software revenue for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements and, to a lesser extent, licensing of units to new customers pursuant to new software license agreements.

Software related services

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Software related services revenue	$8,574	$8,676	$(102)	(1%	)
As a percent of software segment revenue	12%	13%
As a percent of consolidated revenue	10%	11%

The 1% decrease in our software related services revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, was primarily the result of our continued focus on higher-value projects aligned with our software products, and the completion of projects during the quarter that had been in process.

Client engineering services segment

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Client engineering services revenue	$11,477	$12,146	$(669)	(6%	)
As a percent of consolidated revenue	14%	16%

CES revenue decreased $0.7 million, or 6%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. CES business is slowing due to a reduction in open positions at a couple of the major automotive OEMs compounded by reductions in bill rates.

Other

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Other revenue	$1,679	$1,426	$253	18%
As a percent of consolidated revenue	2%	2%

The 18% increase in Other revenue for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, was primarily due to increased sales and royalties from our lighting technology.

Cost of revenue

Software segment

Software

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of software revenue	$9,166	$8,479	$687	8%
As a percent of software revenue	15%	15%
As a percent of consolidated revenue	11%	11%

Cost of software revenue increased by $0.7 million, or 8%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase in the current year was due increased employee compensation and related costs and stock-based compensation expense of $0.5 million and $0.3 million, respectively, partially offset lower third-party royalty costs of $0.4 million.

Software related services

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of software related services revenue	$6,457	$6,527	$(70)	(1%	)
As a percent of software related services revenue	75%	75%
As a percent of consolidated revenue	8%	8%

Cost of software related services revenue was consistent for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Client engineering services segment

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of client engineering services revenue	$9,231	$9,579	$(348)	(4%	)
As a percent of client engineering services segment revenue	80%	79%
As a percent of consolidated revenue	11%	12%

Cost of CES revenue decreased by $0.3 million, or 4%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, as a result of lower employee-related compensation expenses.

Other

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of other revenue	$1,448	$1,036	$412	40%
As a percent of other revenue	86%	73%
As a percent of consolidated revenue	2%	1%

Cost of other revenue increased by $0.4 million, or 40%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This is due to an increase in third party royalty costs in the current quarter.

Gross profit

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Gross profit	$58,636	$52,431	$6,205	12%
As a percent of consolidated revenue	69%	67%

Gross profit increased by $6.2 million or 12% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase in gross profit was primarily attributable to the growth of our software revenue of $7.4 million driven by the expansion in the number of units purchased by our existing customers and, to a lesser extent, sales to new customers. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in an aggregate total.

Research and development

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Research and development	$27,590	$19,401	$8,189	42%
As a percent of consolidated revenue	32%	25%

Research and development expenses increased by $8.2 million, or 42%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase is attributable to higher employee costs of $2.6 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. In addition, the stock-based compensation expense component of our research and development expense increased by $5.4 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to the increased value of our shares of common stock.

Sales and marketing

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Sales and marketing	$22,345	$16,961	$5,384	32%
As a percent of consolidated revenue	26%	22%

Sales and marketing expenses increased by $5.4 million, or 32%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase is primarily attributable to a $4.4 million increase in employee compensation cost, including stock-based compensation expense of $3.3 million, a $0.4 million increase in our sales and marketing campaigns to support our direct sales force, and a $0.3 million increase in travel related expense.

General and administrative

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
General and administrative	$29,175	$15,793	$13,382	85%
As a percent of consolidated revenue	34%	20%

General and administrative expenses increased by $13.4 million, or 85%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase is primarily attributable to an $11.4 million increase in stock-based compensation expense. In addition, employee costs increased $0.9 million due to acquisitions and annual compensation adjustments, and software maintenance expense increased $0.6 million.

Amortization of intangible assets

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Amortization of intangible assets	$1,189	$875	$314	36%
As a percent of consolidated revenue	1%	1%

Amortization of intangible assets increased by $0.3 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This was attributable to an increase in developed technology in the current year as a result of acquisitions.

Other operating income

	Three months ended September 30,				Period-to-period change
(dollars in thousands)	2017		2016		$	%
Other operating income	$(735)		$(823)		$(88)	(11%	)
As a percent of consolidated revenue	(1%	)	(1%	)

Other operating income decreased $0.1 million, or 11%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Interest expense

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Interest expense	$634	$507	$127	25%
As a percent of consolidated revenue	1%	1%

Interest expense increased $0.1 million or 25% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase in interest expense is a result of increased borrowings on our line of credit in the current year quarter.

Other (income) expense, net

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Other expense (income), net	$52	$148	$(96)	(65%	)
As a percent of consolidated revenue	— %	— %

Other expense (income), net decreased by $0.1 million for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This decrease was due to fluctuations in the United States dollar relative to other functional currencies during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Income tax expense (benefit)

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Income tax expense (benefit)	$8,012	$(745)	$8,757	NM

The effective tax rate was (37%) and 173% for the three ended September 30, 2017 and 2016, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2017 as compared to 2016, primarily related to United States pre-tax loss of $26.0 million for three months ended September 30, 2017 compared to a $12.7 million pre-tax loss for the 2016 comparable period, and non-deductible stock based compensation expense of $15.6 million for the three months ended September 30, 2017, compared to $2.8 million for the 2016 comparable period.

Net (loss) income

	Three months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Net (loss) income	$(29,626)	$314	$(29,940)	NM

Net income decreased by $29.9 million resulting in a net loss of $29.6 million for the three months ended September 30, 2017, as compared to net income of $0.3 million for the three months ended September 30, 2016. This decrease in net income was primarily attributable to increased stock-based compensation expense of $20.4 million and increased operating expenses, which related to higher employee related costs and software maintenance fees for the three months ended September 30, 2017. This increase in employee costs resulted from annual compensation adjustments and an increase in our headcount, primarily due to our recent acquisitions. These increased costs are partially offset by increased revenue in the Software segment.

Nine months ended September 30, 2017 and 2016

Revenue

Total revenue increased by $13.1 million, or 6% for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was attributable to an increase in subscription and software revenue.

Software segment

Software

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Software revenue	$176,905	$162,733	$14,172	9%
As a percent of software segment revenue	87%	86%
As a percent of consolidated revenue	73%	71%

The 9% increase in our software revenue for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements and, to a lesser extent, licensing of units to new customers pursuant to new software license agreements.

Software related services

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Software related services revenue	$25,749	$26,466	$(717)	(3%	)
As a percent of software segment revenue	13%	14%
As a percent of consolidated revenue	11%	11%

The 3% decrease in our software related services revenue for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, was primarily the result of our continued focus on higher-value projects aligned with our software products, and the completion of projects that had been in process.

Client engineering services segment

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Client engineering services revenue	$36,071	$36,435	$(364)	(1%	)
As a percent of consolidated revenue	15%	16%

CES revenue decreased $0.4 million, or 1%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Other

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Other revenue	$4,741	$4,758	$(17)	— %
As a percent of consolidated revenue	2%	2%

Other revenue was consistent for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Cost of revenue

Software segment

Software

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of software revenue	$26,799	$23,500	$3,299	14%
As a percent of software revenue	15%	14%
As a percent of consolidated revenue	11%	10%

Cost of software revenue increased by $3.3 million, or 14%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily attributable to higher employee costs of $1.6 million as a result of annual compensation adjustments and the addition of new personnel in connection with acquisitions, an increase in travel expense of $0.6 million, increased stock based compensation expense of $0.3 million and increased third party royalty costs of $0.3 million for software programs.

Software related services

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of software related services revenue	$20,230	$20,365	$(135)	(1%	)
As a percent of software related services revenue	79%	77%
As a percent of consolidated revenue	8%	9%

Cost of software related services revenue was consistent for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Client engineering services segment

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of client engineering services revenue	$29,200	$28,786	$414	1%
As a percent of client engineering services segment revenue	81%	79%
As a percent of consolidated revenue	12%	12%

Cost of CES revenue increased by $0.4 million, or 1%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase is primarily due to compensation expenses associated with placements to meet customer demand and compensation increases to the CES staff.

Other

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Cost of other revenue	$3,745	$3,728	$17	— %
As a percent of other revenue	79%	78%
As a percent of consolidated revenue	2%	2%

Cost of other revenue was consistent for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Gross profit

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Gross profit	$163,492	$154,013	$9,479	6%
As a percent of consolidated revenue	67%	67%

Gross profit increased by $9.5 million or 6% for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase in gross profit was primarily attributable to the growth of our software revenue of $14.2 million driven by the expansion in the number of units purchased by our existing customers and, to a lesser extent, sales to new customers. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in an aggregate total.

Research and development

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Research and development	$69,198	$53,413	$15,785	30%
As a percent of consolidated revenue	28%	23%

Research and development expenses increased by $15.8 million, or 30%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase is attributable to higher employee costs of $6.4 million resulting from an increase in our headcount, primarily due to acquisitions and annual compensation adjustments. In addition, stock-based compensation expense increased during the nine months ended September 30, 2017 by $9.1 million as compared to the nine months ended September 30, 2016 primarily due to the increased value of our shares of common stock.

Sales and marketing

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Sales and marketing	$58,683	$49,054	$9,629	20%
As a percent of consolidated revenue	24%	21%

Sales and marketing expenses increased by $9.6 million, or 20%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase is primarily attributable to a $7.6 million increase in employee compensation costs, including stock-based compensation expense of $5.4 million, a $1.3 million increase in our sales and marketing campaigns to support our direct sales force, and a $0.5 million increase in travel related expense.

General and administrative

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
General and administrative	$66,465	$43,675	$22,790	52%
As a percent of consolidated revenue	27%	19%

General and administrative expenses increased by $22.8 million, or 52%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase is primarily attributable to a $21.3 million increase in employee compensation cost, including stock-based compensation expense of $19.4 million, and a $0.9 million increase in software maintenance expense.

Amortization of intangible assets

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Amortization of intangible assets	$3,287	$2,352	$935	40%
As a percent of consolidated revenue	1%	1%

Amortization of intangible assets increased by $0.9 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was attributable to the amortization of intangible assets associated with acquisitions.

Other operating income

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Other operating income	$(4,065)	$(1,952)	$2,113	108%
As a percent of consolidated revenue	2%	1%

Other operating income increased $2.1 million, or 108%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was due to a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million during the nine months ended September 30, 2017 and an increase in grant income, including refundable foreign R&D credits, as a result of an acquisition in the second quarter of 2016.

Interest expense

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Interest expense	$1,793	$1,754	$39	2%
As a percent of consolidated revenue	1%	1%

Interest expense was consistent for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016.

Other expense (income), net

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Other expense (income), net	$838	$(504)	$1,342	NM
As a percent of consolidated revenue	— %	— %

Other expense (income), net increased by $1.3 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was due to fluctuations in the United States dollar relative to other functional currencies during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

Income tax expense (benefit)

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Income tax expense (benefit)	$6,353	$1,954	$4,399	225%

The effective tax rate was (19%) and 31% for the nine months ended September 30, 2017 and 2016, respectively. The tax rate is affected by the Company being a United States resident taxpayer, the tax rates in the United States and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2017 as compared to 2016, primarily related to the United States pre-tax loss of $41.5 million for the nine months ended September 30, 2017, compared to a $4.6 million pre-tax loss for the nine months ended September 30, 2016, and non-deductible stock based compensation expense of $24.9 million for the nine months ended September 30, 2017, compared to $2.9 million for the nine months ended September 30, 2016.

Net (loss) income

	Nine months ended September 30,		Period-to-period change
(dollars in thousands)	2017	2016	$	%
Net (loss) income	$(39,060)	$4,267	$(43,327)	NM

Net income decreased by $43.3 million resulting in a net loss of $39.1 million for the nine months ended September 30, 2017, as compared to net income of $4.3 million for the nine months ended September 30, 2016. This decrease in net income was primarily attributable to increased stock-based compensation expense of $34.3 million and increased cost of revenue which related to higher employee related costs and travel expenses for the nine months ended September 30, 2017. Operating expenses increased primarily due to annual employee cost adjustments and for those employees who joined us associated with acquisitions in 2016. These increased costs are partially offset by increased revenue in the Software segment.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure .

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Other financial data:
Billings(1)	$78,622	$72,844	$260,001	$238,293
Adjusted EBITDA	$7,043	$7,311	$14,099	$20,244
Free Cash Flow			$11,088	$16,640

(1)	Billings for the three and nine months ended September 30, 2017, includes $2.2 million of deferred revenue from the acquisition of Runtime.

Billings consists of our total revenue plus the change in our deferred revenue. Billings is a non-GAAP financial measure. Given that we generally bill our customers at the time of sale, but typically recognize a majority of the related revenue ratably over time, management believes that Billings is a meaningful way to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and others, depreciation and amortization, stock-based compensation expense restructuring charges, asset impairment charges and other special items as determined by management. Adjusted EBITDA is a non-GAAP financial measure. Our management team believes that Adjusted EBITDA is a meaningful measure of performance as it is commonly utilized by management and the investment community to analyze operating performance in our industry.

We define Free Cash Flow as cash flow provided by operating activities less capital expenditures. Free Cash Flow is a non-GAAP financial measure. Management believes that Free Cash Flow is useful in analyzing our ability to service and repay debt and return value directly to stockholders.

These non-GAAP financial measures reflect an additional way of viewing aspects of our business that, when viewed with our GAAP results and the accompanying reconciliations to the corresponding GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting our business. These non-GAAP financial measures should not be relied upon to the exclusion of GAAP financial measures and are by definition an incomplete understanding of the Company and must be considered in conjunction with GAAP measures.

We believe that the non-GAAP measures disclosed herein are only useful as an additional tool to help management and investors make informed decisions about our financial and operating performance and liquidity. By definition, non-GAAP measures do not give a full understanding of the Company. To be truly valuable, they must be used in conjunction with the comparable GAAP measures. In addition, non-GAAP financial measures are not standardized. It may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. We strongly encourage investors to review our consolidated financial statements and the notes thereto in their entirety and not rely on any single financial measure.

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$84,938	$78,052	$243,466	$230,392
Ending deferred revenue	130,464	114,417	130,464	114,417
Beginning deferred revenue	(136,780)	(119,625)	(113,929)	(106,516)

Billings(1)	$78,622	$72,844	$260,001	$238,293

(1)	Billings for the three and nine months ended September 30, 2017, includes $2.2 million of deferred revenue from the acquisition of Runtime.

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Net (loss) income	$(29,626)	$314	$(39,060)	$4,267
Income tax expense (benefit)	8,012	(745)	6,353	1,954
Stock-based compensation expense	25,265	4,875	39,302	5,050
Interest expense	634	507	1,793	1,754
Interest income and other	(53)	(93)	(2,184)	(81)
Depreciation and amortization	2,811	2,453	7,895	7,300

Adjusted EBITDA	$7,043	$7,311	$14,099	$20,244

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Nine months ended September 30,
(in thousands)	2017		2016
Net cash provided by operating activities	$17,455		$21,362
Capital expenditures	(6,367	)(1)	(4,722)

Free cash flow	$11,088		$16,640

(1)	Includes $2.0 million for the purchase of developed technology.

Recurring Software License Rate. A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license billings including all term-based, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2017, our recurring software license rate was 91%.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services as well as our periodic draws on our credit facilities. We believe that funds generated from operations, with cash and cash equivalents and the amounts available to us to borrow under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Credit facility

Our credit agreement consists of a $50.0 million term loan, or Term Loan A, and a $60.0 million revolving commitment, or the Revolving Credit Facility. Included in the Revolving Credit Facility are a $5.0 million swingline subfacility, provisions for an additional $4.0 million ancillary facility, and a letter of credit subfacility.

On September 14, 2017, we entered into an amended and restated credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, which restated our prior credit agreement, as amended, in its entirety (“2017 Credit Agreement” or the “Credit Agreement”). This amendment was administrative in nature and did not change amounts, terms, or rates. On September 28, 2017, the Credit Agreement was amended to facilitate the Company’s acquisition of Runtime. See Note 5 – “Acquisitions” contained in the “Notes to consolidated financial statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Runtime.

As of September 30, 2017, we had $50.0 million outstanding on Term Loan A and $41.9 million outstanding under the Revolving Credit Facility. As of December 31, 2016, we had $57.5 million outstanding on Term Loan A and $27.4 million outstanding on our Revolving Credit Facility.

The Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness; create liens on assets; make investments, loans, advances or acquisitions; pay dividends or other distributions; redeem or repurchase certain equity interests; guarantee the obligations of others; and change the business conducted by us. In addition, the Credit Agreement contains financial covenants relating to minimum liquidity of $20.0 million, maintaining a minimum debt service coverage ratio of 1.3 to 1.0 and maximum leverage ratio of 3.0 to 1.0, as defined in the Credit Agreement. At September 30, 2017, and December 31, 2016, we were in compliance with all financial covenants. For additional information about the Credit Agreement, see Note 9 – “Debt” contained in the “Notes to consolidated financial statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q.

New revolving credit facility

On October 19, 2017, we entered into an amended and restated credit agreement with Altair Engineering Inc., as borrower, JPMorgan Chase Bank, N.A., as the lead arranger, sole book runner, the administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders (“New Credit Facility”.) The New Credit Facility became effective on satisfaction of certain conditions including the closing of our offering and provides for an initial aggregate commitment amount of $100.0 million, with a sublimit for the issuance of letters of credit of up to $5.0 million and a sublimit for swingline loans of up to $5.0 million. The New Credit Facility will mature on October 18, 2022. The New Credit Facility will be available (i) to finance working capital needs, (ii) for general corporate purposes of the Company including permitted acquisitions, (iii) to refinance certain existing indebtedness, and (iv) to pay fees and expenses related to the New Credit Facility.

The New Credit Facility will allow us to request that the aggregate commitments under the New Credit Facility be increased by up to $50 million for a total of $150.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the New Credit Facility).

Cash flows

As of September 30, 2017, we had an aggregate of cash and cash equivalents of $16.7 million that was held for working capital purposes and capital expenditures; $0.5 million of this aggregate amount was held in the United States and $14.7 million was held in the APAC and EMEA regions.

There are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$17,455	$21,362
Net cash used in investing activities	(22,078)	(11,282)
Net cash provided by (used in) financing activities	3,134	(5,574)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,301	841

Net (decrease) increase in cash, cash equivalents and restricted cash	$(188)	$5,347

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2017 was $17.5 million which reflects a decrease of $3.9 million compared to the nine months ended September 30, 2016. This decrease is primarily a result of changes to our working capital position for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $22.1 million which reflects an increase in cash used of $10.8 million compared to the nine months ended September 30, 2016. This increase was the result of an increase in cash payments for business acquisitions and capital expenditures in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Net cash used in financing activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $3.1 million compared to cash used of $5.6 million the nine months ended September 30, 2016. This reflects a $9.5 million increase in net borrowings for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The effect of exchange rate changes on cash, cash equivalents and restricted cash for the nine months ended September 30, 2017 was not significantly different from the nine months ended September 30, 2016.

Contractual obligations and commitments

Other than the repayment in full of all outstanding debt under our credit facility on November 3, 2017, in connection with the completion of our initial public offering, and an $8.7 million deferred payment obligation incurred for the acquisition of Runtime, there were no material changes in our commitments under contractual obligations disclosed in our Prospectus. See Note 5 – “Acquisitions” contained in the “Notes to consolidated financial statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Runtime.

Off-balance sheet arrangements

Through September 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting pronouncements

See Note 3 – “Recent accounting guidance” contained in the “Notes to consolidated financial statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our debt.

Interest Rate Risk

Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Foreign Currency Risk

As a result of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies. In addition, we translate sales and financial results denominated in foreign currencies into United States dollars for purposes of our consolidated financial statements. As a result, appreciation of the United States dollar against these foreign currencies generally will have a negative impact on our reported revenue and operating income while depreciation of the United States dollar against these foreign currencies will generally have a positive effect on reported revenue and operating income.

To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. See Item 1A “Risk Factors” for disclosure regarding two material weaknesses in our internal controls over financial reporting identified in connection with the audits of fiscal years 2015 and 2016 financial statements.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third party proprietary rights, or to establish and enforce our proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Litigation

On July 5, 2007, MSC Software Corporation, or MSC, filed a lawsuit against us and certain of our named employees in the United States District Court for the Eastern District of Michigan, asserting, among other things, that we and certain of our employees misappropriated alleged trade secrets that certain of our employees breached contractual non-solicitation and confidentiality obligations owed to MSC and that we tortiously interfered with MSC’s contractual relations with these employees. In April 2014, a jury returned a $26.1 million verdict against us on three trade secrets claims and a tortious interference claim as well as against certain of our employees for breach of contractual obligations to MSC. In November 2014, this verdict was partially vacated except for damages of $425,000 related to the employment matters, and the Court ordered a new trial on damages for the trade secrets claims. No trial date is scheduled. On August 21, 2017, the court granted Altair’s motion to strike the testimony of MSC’s damage expert. On October 11, 2017, the court mooted the remaining pre-trial motions and allowed us to file a motion for summary judgment on the issue of whether MSC can prove damages. We cannot be certain of the outcome of this matter.

We can express no opinion regarding the ultimate resolution of this matter. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.

Item 1A.	Risk Factors

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects.

Risks relating to our business and industry

We have experienced significant revenue growth and we may fail to sustain that growth rate or may not grow in the future.

We were founded in 1985 and launched our first commercial software in 1990. Our growth has primarily been attributed to the increasing reliance of manufacturers on our simulation and optimization software to support development of their products and designs. Revenue from our software segment has historically constituted a significant portion of our total revenue. Our revenue growth could decline over time as a result of a number of factors, including increasing competition from smaller entities and well-established, larger organizations, limited ability to, or our decision not to, increase pricing, contraction of our overall market or our failure to capitalize on growth opportunities. Other factors include managing our global organization, revenues generated outside the United States that are subject to adverse currency fluctuations and uncertain international geopolitical landscapes. In connection with operating as a public company, we will also incur additional legal, accounting and other expenses that we did not incur as a private company. Accordingly, we may not achieve similar growth rates in future periods, and you should not rely on our historical revenue growth as an indication of our future revenue or revenue growth.

If we cannot maintain our company culture of innovation, teamwork, and communication our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on our core values of innovation, envisioning the future, communicating honestly and broadly, seeking technology and business firsts, and embracing diversity. We have invested substantial time and resources in building a company embodying this culture. As we develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork, and effectively focus on and pursue our corporate objectives.

If our existing customers or users do not increase their usage of our software, or we do not add new customers, the growth of our business may be harmed.

Our software includes a multitude of broad and deep design, simulation, optimization, and analysis applications and functionalities.

Our future success depends, in part, on our ability to increase the:

•	number of customers and users accessing our software;

•	usage of our software to address expanding design, engineering, computing and analytical needs; and/or

•	number of our applications and functionalities accessed by users and customers through our licensing model.

In addition, through our Altair Partner Alliance, or APA, our customers have access to additional software offered by independent third parties, without the need to enter into additional license agreements.

If we fail to increase the number of customers or users and/or application usage among existing users of our software and the software of our APA partners, our ability to license additional software will be adversely affected, which would harm our operating results and financial condition.

Our ability to acquire new customers is difficult to predict because our software sales cycle can be long.

Our ability to increase revenue and maintain or increase profitability depends, in part, on widespread acceptance of our software by mid- to- large-size organizations worldwide. We face long, costly, and unpredictable sales cycles. As a result of the variability and length of the sales cycle, we have only a limited ability to forecast the timing of sales. A delay in or failure to complete sales could harm our business and financial results, and could cause our financial results to vary significantly from period to period. Our sales cycle varies widely, reflecting differences in potential customers’ decision making processes, procurement requirements and budget cycles, and is subject to significant risks over which we have little or no control, including:

•	longstanding use of competing products and hesitancy to change;

•	customers’ budgetary constraints and priorities;

•	timing of customers’ budget cycles;

•	need by some customers for lengthy evaluations;

•	hesitation to adopt new processes and technologies;

•	length and timing of customers’ approval processes; and

•	development of software by our competitors perceived to be equivalent or superior to our software.

To the extent any of the foregoing occur, our average sales cycle may increase and we may have difficulty acquiring new customers.

Reduced spending on product design and development activities by our customers may negatively affect our revenues.

Our revenues are largely dependent on our customers’ overall product design and development activities, particularly demand from mid- to- large-size organizations worldwide and their supplier base. The licensing of our software is discretionary. Our customers may reduce their research and development budgets, which could cause them to reduce, defer, or forego licensing of our software. To the extent licensing of our software is perceived by existing and potential customers to be extraneous to their needs, our revenue may be negatively affected by our customers’ delays or reductions in product development research and development spending. Customers may delay or cancel software licensing or seek to lower their costs. Deterioration in the demand for product design and development software for any reason would harm our business, operating results, and financial condition in the future.

Our business largely depends on annual renewals of our software licenses.

We typically license our software to our customers on an annual basis. In order for us to maintain or improve our operating results, it is important that our customers renew and/or increase the amount of software licensed on an annual basis. Customer renewal rates may be affected by a number of factors, including:

•	our pricing or license term and those of our competitors;

•	our reputation for performance and reliability;

•	new product releases by us or our competitors;

•	customer satisfaction with our software or support;

•	consolidation within our customer base;

•	availability of comparable software from our competitors;

•	effects of global or industry specific economic conditions;

•	our customers’ ability to continue their operations and spending levels; and

•	other factors, a number of which are beyond our control.

If our customers fail to renew their licenses or renew on terms that are less beneficial to us, our renewal rates may decline or fluctuate, which may harm our business.

We believe our future success will depend, in part, on the growth in demand for our software by customers other than simulation engineering specialists and in additional industry verticals.

Historically, our customers have been simulation engineering specialists. To enable concept engineering, driven by simulation, we make our physics solvers more accessible to designers by wrapping them in powerful simple interfaces. We believe our future success will depend, in part, on growth in demand for our software by these designers, which could be negatively impacted by the lack of:

•	continued and/or growing reliance on software to optimize and accelerate the design process;

•	adoption of simulation technology by designers other than simulation engineering specialists;

•	continued proliferation of mobility, large data sets, cloud computing and IoT; our ability to predict demands of designers other than simulation engineering specialists and achieve market acceptance of our products within these additional areas and customer bases or in additional industry verticals; or

•	our ability to respond to changes in the competitive landscape, including whether our competitors establish more widely adopted products for designers other than simulation engineering specialists.

If some or all of this software does not achieve widespread adoption, our revenues and profits may be adversely affected.

We face significant competition, which may adversely affect our ability to add new customers, retain existing customers, and grow our business.

The market for CAE software is highly fragmented but has been undergoing significant consolidation. Our primary competitors include Dassault Systèmes, Siemens, Ansys and MSC Software. Dassault and Siemens are large public companies, with significant financial resources, which have historically focused on CAD and product data management. More recently, these two companies have been investing in simulation software through acquisitions. Ansys and MSC are focused on CAE. In addition to these competitors, we compete with many smaller companies offering CAE software applications.

A significant number of companies have developed or are developing software and services that currently, or in the future may, compete with some or all of our software and services. We may also face competition from participants in adjacent markets, including two-dimensional, or 2D, and 3D, CAD, and broader PLM competitors, that may enter our markets by leveraging related technologies and partnering with or acquiring other companies.

The principal competitive factors in our industry include:

•	breadth, depth and integration of software;

•	domain expertise of sales and technical support personnel;

•	consistent global support;

•	performance and reliability; and

•	price.

Many of our current and potential competitors have longer-term and more extensive relationships with our existing and potential customers that provide them with an advantage in competing for business with those customers. They may be able to devote greater resources to the development and improvement of their offerings than we can. These competitors could incorporate additional functionality into their competing products from their wider product offerings or leverage their commercial relationships in a manner that uses product bundling or closed technology platforms to discourage enterprises from purchasing our applications.

Many existing and potential competitors enjoy competitive advantages over us, such as:

•	larger sales and marketing budgets and resources;

•	access to larger customer bases, which often provide incumbency advantages;

•	broader global distribution and presence;

•	greater resources to make acquisitions;

•	the ability to bundle competitive offerings with other software and services;

•	greater brand recognition;

•	lower labor and development costs;

•	greater levels of aggregate investment in research and development;

•	larger and more mature intellectual property portfolios; and

•	greater financial, technical, management and other resources.

These competitive pressures in our markets or our failure to compete effectively may result in fewer customers, price reductions, licensing of fewer units, increased sales and marketing expenses, reduced revenue and gross profits and loss of market share. Any failure to address these factors could harm our business.

Because we derive a substantial portion of our revenues from customers in the automotive industry, we are susceptible to factors affecting this industry.

The automotive industry accounted for approximately 50% of our total revenue for the year ended December 31, 2016. An adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, excessive inflation, prolonged disruptions in one or more of our customers’ production schedules or labor disturbances, that results in significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

The automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and interest rates. Any weakness in demand in this industry, the insolvency of a manufacturer or suppliers, or constriction of credit markets may cause our automotive customers to reduce their amount of software licensed or services requested or request discounts or extended payment terms, any of which may cause fluctuations or a decrease in our revenues and timing of cash flows.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations and our key metrics, including billings, Adjusted EBITDA and Free Cash Flow may vary significantly in the future. Period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and key metrics may fluctuate as a result of a variety of factors including:

•	our ability to retain and/or increase sales to existing customers at various times;

•	our ability to attract new customers;

•	the addition or loss of large customers, including through their acquisitions or industry consolidations;

•	the timing of recognition of revenues;

•	the amount and timing of billings;

•	the amount and timing of operating expenses and capital expenditures;

•	significant security breaches, technical difficulties or unforeseen interruptions to the functionality of our software;

•	the number of new employees added;

•	the amount and timing of billing for professional services engagements;

•	the timing and success of new products, features, enhancements or functionalities introduced by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	changes in the competitive dynamics of our industry, including consolidation among competitors;

•	the timing of expenses related to the development or acquisition of technology;

•	any future charges for impairment of goodwill from acquired companies;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	general economic conditions.

Billings have historically been highest in the first and fourth quarters of any calendar year and may vary in future quarters. This seasonality or the occurrence of any of the factors above may cause our results of operations to vary and our financial statements may not fully reflect the underlying performance of our business.

In addition, we may choose to grow our business for the long-term rather than to optimize for profitability or cash flows for a particular shorter-term period. If our quarterly results of operations fall below the expectations of investors or securities analysts the price of our Class A common stock could decline and we could face lawsuits, including securities class action suits.

Seasonal variations in the purchasing patterns of our customers may lead to fluctuations in the timing of our cash flows.

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software and services. Many customers make purchase decisions based on their fiscal year budgets, which often coincide with the calendar year. These seasonal trends materially affect the timing of our cash flows, as license fees become due at the time the license term commences based upon agreed payment terms that customers may not adhere to. As a result, new and renewal licenses have been concentrated in the first and fourth quarter of the year, and our cash flows from operations have been highest late in the first quarter and early in the second quarter of the succeeding fiscal year.

In connection with the preparation of our consolidated financial statements in recent years, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. If we are not able to remediate the material weaknesses and otherwise maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be adversely affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX, or Section 404, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our second annual report following this offering, provide a management report on internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In connection with the audits of fiscal years 2015 and 2016 financial statements, we and our independent registered public accounting firm identified two material weaknesses in our internal controls over financial reporting. The first material weakness pertained to controls over accounting for income taxes. Specifically, that: (i) certain misstatements were either not identified by management or were not identified timely by management; (ii) the preparation of the consolidation provision and various technical accounting analysis were not prepared or reviewed timely; and (iii) additional technical resources were necessary to enable timely and sufficient review controls over accounting for income taxes. We have taken steps to remediate this by hiring additional technical resources and increasing management review and oversight over the income tax process.

Also in connection with our audits of the fiscal year 2015 and 2016 consolidated financial statements, we and our independent registered public accounting firm identified a second material weakness related to the lack of timely preparation and review of our consolidated financial statements and related disclosures consistent with the requirements for a publicly traded company. Specifically, that our internal controls over the financial statement close process were not designed to be precise enough to detect a material error in the financial statements in a timely manner. We have taken steps to remediate this material weakness, by hiring additional personnel and increasing management review and oversight over the financial statement close process.

If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. The process of designing and implementing internal control over financial reporting required to comply with Section 404 will be time consuming, costly and complicated. Our independent registered public accounting firm was not engaged to audit the effectiveness of our internal control over financial reporting. We may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.

Effective internal control over financial reporting is necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, are designed to reasonably detect and prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. For as long as we are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Fluctuations in foreign currency exchange rates could result in declines in our reported revenue and operating results.

As a result of our international activities, we have revenue, expenses, cash, accounts receivable and payment obligations denominated in foreign currencies including Euros, British Pounds Sterling, Indian Rupees, Japanese Yen, and Chinese Yuan. Foreign currency risk arises primarily from the net difference between non-United States dollar receipts from customers and non-United States dollar operating expenses. The value of foreign currencies against the United States dollar can fluctuate significantly, and those fluctuations may occur quickly. We cannot predict the impact of future foreign currency fluctuations.

Further strengthening of the United States dollar could cause our software to become relatively more expensive to some of our customers leading to decreased sales and a reduction in billings and revenue not denominated in United States dollars. A reduction in revenue or an increase in operating expenses due to fluctuations in foreign currency exchange rates could have an adverse effect on our financial condition and operating results. Such foreign currency exchange rate fluctuations may make it more difficult to detect underlying trends in our business and operating results.

We do not currently, and do not have plans to, engage in currency hedging activities to limit the risk of exchange rate fluctuations. In the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and the cost of those hedging techniques may have a significant negative impact on our operating results. The use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

If we fail to attract new or retain existing third party independent software vendors to participate in the APA, we may not be able to grow the APA program.

The APA program allows our customers to use third party software that may be unrelated to our software, without the need to enter into additional license agreements. The APA program results in increased revenues through revenue sharing, and encourages users to stay within the Altair software ecosystem. If third party software providers are unwilling to join the APA on appropriate terms, including agreeing with our revenue share allocations, or if we are unable to retain our current APA participants, we may not be able to grow the APA program.

Licensing of our solidThinking software is dependent on performance of our distributors and resellers.

We have historically licensed our software primarily through our direct sales force. Our solidThinking offerings are primarily licensed through a recently expanded network of distributors and resellers. If these distributors and resellers become unstable, financially insolvent, or otherwise do not perform as we expect, our revenue growth derived from solidThinking could be negatively impacted.

If we fail to adapt to technology changes our software may become less marketable, less competitive, or obsolete.

Our success depends in part on our ability to:

•	anticipate customer needs;

•	foresee changes in technology, including to cloud-enabled hardware, software, networking, browser and database technologies;

•	differentiate our software;

•	maintain operability of our software with changing technology standards; and

•	develop or acquire additional or complementary technologies.

We may not be able to develop or market new or enhanced software in a timely manner, which could result in our software becoming less marketable, less competitive, or obsolete.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near term.

Part of our business strategy is to focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expanding our research and development efforts, sales and marketing efforts, infrastructure and other such investments may not ultimately grow our business or cause higher long-term profitability. If we are ultimately unable to achieve greater profitability at the level anticipated by analysts and our stockholders, our Class A common stock price may decline.

Our research and development may not generate revenue or yield expected benefits.

A key element of our strategy is to invest significantly in research and development to create new software and enhance our existing software to address additional applications and serve new markets. Research and development projects can be technically challenging and expensive, and there may be delays between the time we incur expenses and the time we are able to generate revenue, if any. Anticipated customer demand for any software we may develop could decrease after the development cycle has commenced, and we could be unable to avoid costs associated with the development of any such software. If we expend a significant amount of resources on research and development and our efforts do not lead to the timely introduction or improvement of software that is competitive in our current or future markets, it could harm our business.

Our continued innovation may not generate revenue or yield expected benefits.

As a business focused on innovation, we expect to continue developing new software and products both internally and through acquisitions. These offerings may focus either on our existing markets or other markets in which we see opportunities. We may not receive revenue from these investments sufficient to either grow our business or cover the related development or acquisition costs.

If we lose our senior executives, we may be unable to achieve our business objectives.

We currently depend on the continued services and performance of James Scapa, our chief executive officer, and other senior executives. Many members of this executive team have served the Company for more than 15 years, with Mr. Scapa having served since our founding in 1985. Loss of Mr. Scapa’s services or those of other senior executives could delay or prevent the achievement of our business objectives.

If we are unable to attract and retain key personnel, we may be unable to achieve our business objectives.

Our business is dependent on our ability to attract and retain highly skilled software engineers, salespeople, and support teams. There is significant industry competition for these individuals. We have many employees whose equity awards in our company are fully vested and may increase their personal wealth after giving effect to our offering, which could affect their decision to remain with the Company. Failure to attract or retain key personnel could delay or prevent the achievement of our business objectives.

Defects or errors in our software could result in loss of revenue or harm to our reputation.

Our software is complex and, despite extensive testing and quality control, may contain undetected or perceived bugs, defects, errors, or failures. From time to time we have found defects or errors in our software and we may discover additional defects in the future. We may not find defects or errors in new or enhanced software before release and these defects or errors may not be discovered by us or our customers until after they have used the software. We have in the past issued, and may in the future need to issue, corrective releases or updates of our software to remedy bugs, defects and errors or failures. The occurrence of any real or perceived bugs, defects, errors, or failures could result in:

•	lost or delayed market acceptance of our software;

•	delays in payment to us by customers;

•	injury to our reputation;

•	diversion of our resources;

•	loss of competitive position;

•	claims by customers for losses sustained by them;

•	breach of contract claims or related liabilities;

•	increased customer support expenses or financial concessions; and

•	increased insurance costs.

Any of these problems could have a material adverse effect on our business, financial position, results of operations and cash flows.

Acquisitions may dilute our stockholders, disrupt our core business, divert our resources, or require significant management attention.

Most of our software has been developed internally with acquisitions used to augment our capabilities. We may not effectively identify, evaluate, integrate, or use acquired technology or personnel from future acquisitions, or accurately forecast the financial impact of an acquisition, including accounting charges.

After the completion of an acquisition, it is possible that our valuation of such acquisition for purchase price allocation purposes may change compared to initial expectations and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition.

We may pay cash, incur debt, or issue equity securities to fund an acquisition. The payment of cash will decrease available cash. The incurrence of debt would likely increase our fixed obligations and could subject us to restrictive covenants or obligations. The issuance of equity securities would likely be dilutive to our stockholders. We may also incur unanticipated liabilities as a result of acquiring companies. Future acquisition activity may disrupt our core business, divert our resources, or require significant management attention.

Failure to protect and enforce our proprietary technology and intellectual property rights could substantially harm our business.

The success of our business depends, in part, on our ability to protect and enforce our proprietary technology and intellectual property rights, including our trade secrets, patents, trademarks, copyrights, and other intellectual property. We attempt to protect our intellectual property under trade secret, patent, trademark, and copyright laws. Despite our efforts, we may not be able to protect our proprietary technology and intellectual property rights, if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. It may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our licenses protect against unauthorized use, copying, transfer and disclosure of our technology, but such provisions may be difficult to enforce or are unenforceable under the laws of certain jurisdictions and countries. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. Our international activities expose us to unauthorized copying and use of our technology and proprietary information.

We primarily rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not be sufficient to prevent unauthorized use or disclosure of our proprietary technology or trade secrets and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or trade secrets.

Policing unauthorized use of our technologies, software and intellectual property is difficult, expensive and time-consuming, particularly in countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to detect or determine the extent of any unauthorized use or infringement of our software, technologies or intellectual property rights.

From time to time, we may need to engage in litigation or other administrative proceedings to protect our intellectual property rights or to defend against allegations by third parties that we have infringed or misappropriated their intellectual property rights, including in connection with requests for indemnification by our customers who may face such claims. We have been approached and may be approached in the future by certain of our customers to indemnify them against third party intellectual property claims. Litigation and/or any requests for indemnification by our customers could result in substantial costs and diversion of resources and could negatively affect our business and revenue. If we are unable to protect and enforce our intellectual property rights, our business may be harmed.

Intellectual property disputes could result in significant costs and harm our business.

Intellectual property disputes may occur in the markets in which we compete. Many of our competitors are large companies with significant intellectual property portfolios, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us, or our customers. Any allegation of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business or revenue. We are currently engaged in ongoing litigation with MSC, a competitor of ours, who brought suit against us in 2007 alleging misappropriation of trade secrets, breach of confidentiality and other employment-related claims. A jury returned a verdict against us in April 2014. After a successful challenge by us in November 2014, this verdict was partially vacated except for damages for $425,000 related to certain employment matters and the court ordered a new trial on damages for the trade secrets claims. No trial date is scheduled. On August 21, 2017, the court granted Altair’s motion to strike the testimony of MSC’s damage expert. On October 11, 2017, the court mooted the remaining pre-trial motions and allowed us to file a motion for summary judgment on the issue of whether MSC can prove damages. We cannot be certain of the outcome of this matter. We agreed to indemnify our employees named in the MSC litigation.

Our agreements may include provisions that require us to indemnify others for losses suffered or incurred as a result of our infringement of a third party’s intellectual property rights infringement, including certain of our employees and customers.

An adverse outcome of a dispute or an indemnity claim may require us to:

•	pay substantial damages;

•	cease licensing our software or portions of it;

•	develop non-infringing technologies;

•	acquire or license non-infringing technologies; and

•	make substantial indemnification payments.

Any of the foregoing or other damages could harm our business, decrease our revenue, increase our expenses or negatively impact our cash flow.

Security breaches, computer malware, computer hacking attacks and other security incidents could harm our business, reputation, brand and operating results.

Security incidents have become more prevalent across industries and may occur on our systems. Security incidents may be caused by, or result in but are not limited to, security breaches, computer malware or malicious software, computer hacking, unauthorized access to confidential information, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage and drive-by downloads. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees or customers.

We may experience disruptions, data loss, outages and other performance problems on our systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business.

In addition, our software stores and transmits customers’ confidential business information in our facilities and on our equipment, networks and corporate systems. Security incidents could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our customer data and corporate systems and security measures may be compromised due to the actions of outside parties, employee error, malfeasance, capacity constraints, a combination of these or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our customers’ data or our information. We must continuously examine and modify our security controls and business policies to address new threats, the use of new devices and technologies, and these efforts may be costly or distracting.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement sufficient control measures to defend against these techniques. Though it is difficult to determine what harm may directly result from any specific incident or breach, any failure to maintain confidentiality, availability, integrity, performance and reliability of our systems and infrastructure may harm our reputation and our ability to retain existing customers and attract new customers. If an actual or perceived security incident occurs, the market perception of the effectiveness of our security controls could be harmed, our brand and reputation could be damaged, we could lose customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, regulatory fines and changed security control, system architecture and system protection measures.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, including the effects of the outcome of the United Kingdom’s referendum on membership in the European Union or any negative financial impacts affecting United States corporations operating on a global basis as a result of tax reform or changes to existing trade agreements or tax conventions, could adversely impact our business in a number of ways, including longer sales cycles, lower prices for our software license fees, reduced licensing renewals or foreign currency fluctuations.

During challenging economic times our customers may be unable or unwilling to make timely payments to us, which could cause us to incur increased bad debt expenses. Our customers may unilaterally extend the payment terms of our invoices, adversely affecting our short-term or long-term cash flows.

International operations expose us to risks inherent in international activities.

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our software for specific countries, including translation into foreign languages and associated expenses;

•	foreign exchange risk;

•	import and export restrictions and changes in trade regulation, including uncertainty regarding renegotiation of international trade agreements and partnerships;

•	sales and customer service challenges associated with operating in different countries;

•	enhanced difficulties of integrating any foreign acquisitions;

•	difficulties in staffing and managing foreign operations and working with foreign partners;

•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;

•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including the Foreign Corrupt Practices Act of 1977, or the FCPA, employment, ownership, tax, privacy and data protection laws and regulations;

•	limitations on enforcement of intellectual property rights;

•	more restrictive or otherwise unfavorable government regulations;

•	increased financial accounting and reporting burdens and complexities;

•	restrictions on the transfer of funds;

•	withholding and other tax obligations on remittance and other payments made by our subsidiaries; and

•	unstable regional, economic and political conditions.

Our inability to manage any of these risks successfully, or to comply with these laws and regulations, could reduce our sales and harm our business.

We may lose customers if our software does not work seamlessly with our customers’ existing software.

Our customers may use our software, which in many instances has been designed to seamlessly interface with software from some of our competitors, together with their own software and software they license from third parties. If our software ceases to work seamlessly with our customers’ existing software applications, we may lose customers.

Our customers use our software and services to design and develop their products, which when built and used may expose us to claims.

Many of our customers use our software and services, together with software and services from other third parties and their own resources, to assist in the design and development of products intended to be used in a commercial setting. To the extent our customers design or develop a product that results in potential liability, including product liability, we may be included in resulting litigation. We may be subject to litigation defense costs or be subject to potential judgments or settlement costs for which we may not be fully covered by insurance, which would result in an increase of our expenses.

We also license our software on Altair branded computer hardware, which we acquire from an original equipment manufacturer, which we refer to as an OEM, exposing us to potential liability for the hardware, such as product liability. To the extent this liability is greater than the warranty and liability protection from our OEM, we may incur additional expenses, which may be significant.

If we fail to educate and train our users regarding the use and benefits of our software, we may not generate additional revenue.

Our software is complex and highly technical. We continually educate and train our existing and potential users regarding the depth, breadth, and benefits of our software including through classroom and online training. If these users do not receive education and training regarding the use and benefits of our software, or the education and training is ineffective, they may not increase their usage of our software. We incur costs of training directly related to this activity prior to generating additional revenue, if any.

If we are unable to match engineers to open positions in our CES business or are otherwise unable to grow our CES business, our revenue could be adversely affected.

We operate our client engineering services business by hiring engineers for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, qualified engineers to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 15% of our total revenues for each of the years ended December 31, 2015 and 2016. Some of our customers operate their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified engineers because of competitive factors or immigration laws, or otherwise fail to match engineers to open customer positions, our revenue may be adversely affected.

Our sales to United States government agencies and their suppliers may be subject to reporting and compliance requirements.

Our customers include agencies of the United States government and their suppliers of products and services. These customers may procure our software and services through United States government mandated procurement regulations. Because of United States government reporting and compliance requirements we may incur unexpected costs. United States government agencies and their suppliers may have statutory, contractual or other legal rights to terminate contracts for convenience or due to a default, and any such termination may adversely affect our future operating results.

Our sales to non-United States government agencies and their suppliers may be subject to reporting and compliance requirements.

Our customers include agencies of various non-United States governments and their suppliers of products and services. These customers procure our software and services through various governments’ mandated procurement regulations. Because of governmental reporting and compliance requirements we may incur unexpected costs. Government agencies and their suppliers may have statutory, contractual or other legal rights to terminate contracts for convenience or due to a default, and any such termination may adversely affect our future operating results.

We may require additional capital to support our business, which may not be available on acceptable terms.

We expect to continue to make investments in our business, which may require additional funds. We may raise these funds through either equity or debt financings. Issuances of equity or convertible debt securities may significantly dilute stockholders and any new equity securities could have rights, preferences and privileges superior to those holders of our Class A common stock. Future debt financings could contain restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities, including potential acquisitions.

We may not be able to obtain additional financing on terms favorable to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our growth, develop new software or add capabilities and enhancements to our existing software and respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.

Our Credit Agreement is unconditionally guaranteed by us and all existing and subsequently acquired controlled domestic subsidiaries. It is also collateralized by a first priority, perfected security interest in, and mortgages on, substantially all of our tangible assets. The Credit Agreement contains operating financial restrictions and covenants, including liens, limitations on indebtedness, fundamental changes, limitations on guarantees, limitations on sales of assets and sales of receivables, dividends, distributions and other restricted payments, transactions with affiliates, prepayment of indebtedness and limitations on loans and investments in each case subject to certain exceptions. The Credit Agreement also requires us to maintain a minimum level of liquidity, which shall not be less than $20,000,000 at the end of each fiscal quarter. We entered into a new revolving credit facility in October 2017, or our New Credit Facility, which becomes effective on satisfaction of certain conditions including the closing of our offering on similar terms as described above and subject to similar operating financial restrictions and covenants. We expect to repay borrowings under our Credit Agreement and pay the fees and expenses related to entering into the new revolving credit facility with the proceeds of this offering. The restrictions and covenants in the Credit Agreement, as well as those contained in any future debt financing agreements that we may enter into, including our New Credit Facility, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default under the loan agreement and any future financing agreements that we may enter into.

We operate internationally and must comply with employment and related laws in various countries, which may, in turn, result in unexpected expenses.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, discrimination, whistle-blowing, employment of illegal aliens, classification of employees, wages, statutory benefits, and severance payments. Such laws are subject to change as a result of judicial decisions or otherwise, and there can be no assurance that we will not be found to have violated any such laws in the future. Such violations could lead to the assessment of significant fines against us by federal, state or foreign regulatory authorities or to the award of damages claims, including severance payments, against us in judicial or administrative proceedings by employees or former employees, any of which would reduce our net income or increase our net loss.

Changes in government trade, immigration or currency policies may harm our business.

We operate our business globally in multiple countries that have policies and regulations relating to trade, immigration and currency, which may change. Governments may change their trade policies by withdrawing from negotiations on new trade policies, renegotiating existing trade agreements, imposing tariffs or imposing other trade restrictions or barriers. Any such changes may result in:

•	changes in currency exchange rates;

•	changes in political or economic conditions;

•	import or export licensing requirements or other restrictions on technology imports and exports;

•	laws and business practices favoring local companies;

•	changes in diplomatic and trade relationships;

•	modification of existing or implementation of new tariffs;

•	imposition or increase of trade barriers; or

•	establishment of new trade or currency restrictions.

Any of these changes, changes in immigration policies, government intervention in currency valuation or other government policy changes may adversely impact our ability to sell software and services, which could, in turn, harm our revenues and our business. We are headquartered in the United States and may be particularly impacted by changes affecting the United States.

Our use of open source technology could impose limitations on our ability to commercialize our software.

We use open source software in some of our software and expect to continue to use open source software in the future. Although we monitor our use of open source software to avoid subjecting our software to conditions we do not intend, we may face allegations from others alleging ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These allegations could also result in litigation. The terms of many open source licenses have not been interpreted by United States courts. There is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our software. In such an event, we may be required to seek licenses from third parties to continue commercially offering our software, to make our proprietary code generally available in source code form, to re-engineer our software or to discontinue the sale of our software if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business and revenue.

The use of open source software subjects us to a number of other risks and challenges. Open source software is subject to further development or modification by anyone. Others may develop such software to be competitive with or no longer useful by us. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for our software. If we are unable to successfully address these challenges, our business and operating results may be adversely affected and our development costs may increase.

We currently open source certain of our software and may open source other software in the future, which could have an adverse effect on our revenues and expenses.

We offer a portion of our Altair PBS workload management software in an open source version to generate additional usage and broaden user-community development and enhancement of the software. We offer related software and services on a paid basis. We believe increased usage of open source software leads to increased purchases of these related paid offerings. We may offer additional software on an open source basis in the future. There is no assurance that the incremental revenues from related paid offerings will outweigh the lost revenues and incurred expenses attributable to the open sourced software.

Our revenue mix may vary over time, which could harm our gross margin and operating results.

Our revenue mix may vary over time due to a number of factors, including the mix of term-based licenses and perpetual licenses. Due to the differing revenue recognition policies applicable to our term-based licenses, perpetual licenses and professional services, shifts in the mix between subscription and perpetual licenses from quarter to quarter, or increases or decreases in revenue derived from our professional engineering services, which have lower gross margins than our software services, could produce substantial variation in revenues recognized even if our billings remain consistent. Our gross margins and operating results could be harmed by changes in revenue mix and costs, together with other factors, including: entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

The estimates of market opportunity and forecasts of market growth included in our periodic reports or other public disclosures may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in our periodic reports or other public disclosures, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Even if the market in which we compete meets the size estimates and growth forecasted in our periodic reports or other public disclosures, our business could fail to grow for a variety of reasons, which would adversely affect our results of operations.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our software, services and hardware are subject to export control and import laws and regulations. As a company headquartered in the United States we are subject to regulations, including the International Traffic in Arms Regulations, or ITAR, and Export Administration Regulations, or EAR, United States Customs regulations and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Controls presenting further risk of unexpected reporting and compliance costs. Compliance with these regulations may also prevent and restrict us from deriving revenue from potential customers in certain geographic locations for certain of our technologies.

If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our software or changes in applicable export or import regulations may create delays in the introduction and sale of our software in international markets, prevent our customers with international operations from deploying our software or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our software, or in our decreased ability to export or license our software to existing or potential customers with international operations. Any decreased use of our software or limitation on our ability to export or license our software will likely adversely affect our business.

We incorporate encryption technology into portions of our software. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our software or could limit our customers’ ability to implement our software in those countries. Encrypted software and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our software, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our software, including with respect to new releases of our software, may create delays in the introduction of our software in international markets, prevent our customers with international operations from deploying our software throughout their globally-distributed systems or, in some cases, prevent the export of our software to some countries altogether.

United States export control laws and economic sanction programs prohibit the shipment of certain software and services to countries, governments and persons that are subject to United States economic embargoes and trade sanctions. Any violations of such economic embargoes and trade sanction regulations could have negative consequences, including government investigations, penalties and reputational harm.

Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our software by, or in our decreased ability to export or license our software to, existing or potential customers with international operations. Any decreased use of our software or limitation on our ability to export or license our software could adversely affect our business.

Our business is subject to a wide range of laws and regulations, and our failure to comply with those laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, privacy and data protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

If we or any of our employees violate the United States Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws we could be adversely affected.

The United States Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and similar anti-bribery laws generally prohibit companies and their intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits for the purpose of obtaining or retaining business to government officials, political parties and private-sector recipients. United States based companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. We operate in areas of the world that potentially experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure that our employees, resellers or distributors will not engage in prohibited conduct. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery laws we could suffer criminal or civil penalties or other sanctions.

Business interruptions could adversely affect our business.

Our operations and our customers are vulnerable to interruptions by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, including system interruptions, reputational harm, delays in our software development, breaches of data security and loss of critical data.

We rely on our network and third party infrastructure and applications, internal technology systems, and our websites for our development, marketing, operational support, hosted services and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver software and training to our customers could be impaired.

Our business interruption insurance may not be sufficient to compensate us fully for losses or damages that may occur as a result of these events, if at all.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the United States Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. We will need to comply with the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. We expect the timing of revenue recognition to be accelerated because we anticipate that license revenue will be recognized at a point in time, rather than over time, which is our current practice. Generally, the license revenue component of an arrangement represents a significant portion of the overall fair value of a software arrangement. While we continue to assess the potential impacts, under the new standards there is the potential for significant impacts on the consolidated financial statements.

The application of this new guidance may result in a change in the timing and pattern of revenue recognition including the retrospective recognition of revenue in historical periods that may negatively affect our future revenue trend, which, despite no change in associated cash flows, could have a material adverse effect on our net income (loss). The adoption of new standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management.

As an “emerging growth company” the JOBS Act allows us an extended transition period for complying with new and revised accounting standards that have different effective dates for public and private companies until the earlier of the date (i) we are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. We have elected to use this extended transition period under the JOBS Act, including with respect to ASU 2014-09. As a result, we will not be required to apply ASU 2014-09 until January 1, 2019.

We cannot predict the impact of all of the future changes to accounting principles or our accounting policies on our consolidated financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of license revenue and other revenue sources, our operating results could be significantly affected.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could harm our business.

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2017, and December 31, 2016 respectively, we have $68.9 million and $36.6 million of goodwill and $15.4 million and $11.2 million of other intangible assets—net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

We have significant deferred tax assets in the United States, which we may not use in future taxable periods.

As of September 30, 2017, and December 31, 2016 we had net deferred tax assets, or DTAs, of $68.0 million and $61.5 million, respectively, primarily related to tax credits, share-based compensation, deferred revenue, and capitalized research and development expenses. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. In connection with this offering, we expect a significant number of our NSOs will be exercised, creating substantial additional tax deductions for us. These deductions are expected to result in future net operating losses for United States tax purposes which are expected to result in our needing to establish a valuation allowance for the majority of our DTAs. Our ability to utilize any net operating losses or tax credits could be limited under provisions of the Internal Revenue Code of 1986, or the Code, if we undergo an ownership change in connection with or after this offering, provided, that for this purpose an ownership change is generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period. We did not experience an ownership change in connection with our initial public offering. We may also be unable to realize our tax credit carryforwards as they begin to expire in 2018.

If our global tax methodology is challenged our tax expense may increase.

As a global business headquartered in the United States, we are required to pay tax in a number of different countries, exposing us to transfer pricing and other adjustments. Transfer pricing refers to the methodology of allocating revenue and expenses for tax purposes to particular countries. Taxing authorities may challenge our transfer pricing methodology, which if successful could increase our professional expenses and result in one-time tax charges, a higher worldwide effective tax rate, reduced cash flows, and lower overall profitability of our operations.

Our tax expense could be impacted depending on the applicability of withholding and other taxes including taxes on software licenses and related intercompany transactions under the tax laws of jurisdictions in which we have business operations. Our future income taxes may fluctuate if our earnings are either lower in countries that have low statutory tax rates or higher in countries that have high statutory tax rates. We are subject to review and audit by the United States and other taxing authorities. Any review or audit could increase our professional expenses and, if determined adversely, could result in unexpected costs.

Sales and use, value-added and similar tax laws and rates vary by jurisdiction. Any of these jurisdictions may assert that such taxes are applicable, which could result in tax assessments, penalties and interest.

In addition to our software, we manufacture, distribute and sell products, which may expose us to product liability claims, product recalls, and warranty claims that could be expensive and harm our business.

We manufacture, distribute and sell products through two wholly owned subsidiaries, Altair Product Design, Inc., which we refer to as APD, and Ilumisys, Inc. doing business as toggled and which we refer to in this quarterly report as toggled. Generally, APD supports our customers with engineering and design services, which may include the fabrication of equipment and prototypes that are sold to businesses but not sold to consumers. From time to time, certain customers may contract directly with us for services similar to those provided by APD. toggled designs, sources through contract manufacturers, and assembles in our own facilities LED lighting and related products for sale to consumers and businesses.

To the extent these products do not perform as expected, cause injury or death or are otherwise unsuitable for usage, we may be held liable for claims, including product liability and other claims. A product liability claim, any product recalls or an excessive warranty claim, whether arising from defects in design or manufacture or otherwise could negatively affect our APD or toggled sales or require a change in the design or manufacturing process of these products, any of which may harm our reputation and business.

Failure to protect and enforce toggled’s proprietary technology and intellectual property rights could substantially harm toggled’s lighting business.

Part of the success of toggled’s lighting business depends on our ability to protect and enforce toggled’s proprietary rights, including its patents, trademarks, copyrights, trade secrets and other intellectual property rights. As of December 31, 2016, toggled had 109 issued patents in the United States and more than 20 pending patent applications. We attempt to protect toggled’s intellectual property under patent, trademark, copyright, and trade secret laws. However, the steps we take to protect its intellectual property may be inadequate. We will not be able to protect toggled’s intellectual property if we are unable to enforce its rights or if we do not detect unauthorized use of its intellectual property. It may be possible for unauthorized third parties to copy toggled’s technology and use information that it regards as proprietary to create products that compete with toggled’s products. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of toggled’s technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.

The process of obtaining patent protection is uncertain, expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, issuance of a patent does not guarantee that we have an absolute right to practice our patented technology, or that we have the right to exclude others from practicing our patented technology. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

From time to time, toggled enforces its patents and other intellectual property rights including through initiating litigation. Any such litigation could result in substantial costs and diversion of resources and could negatively affect toggled’s business, operating results, financial condition and cash flows. If toggled is unable to protect toggled’s intellectual property rights, its business, operating results and financial condition will be harmed.

Assertions by third parties of infringement or other violations by toggled of their intellectual property rights, or other lawsuits brought against toggled, could result in significant costs and substantially harm toggled’s business.

Patent and other intellectual property disputes are common in the markets in which toggled competes. Some of toggled’s competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against toggled or its customers. As the number of patents and competitors in this market increases, allegations of infringement, misappropriation and other violations of intellectual property rights may increase. Any allegation of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause toggled to incur substantial costs and resources defending against the claim, which could have an adverse effect on toggled’s business.

Some of our businesses may collect personal information and are subject to privacy laws.

Companies that collect personal information are required to comply with the privacy laws adopted by United States and various state and foreign governments, including member states of the European Union. These privacy laws regulate the collection, use, storage, disclosure and security of data, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses, that may be used to identify or locate an individual, including a customer or an employee.

Our Company includes the WEYV business, a consumer music and content service, which in the course of providing its service directly to consumers, collects and stores consumer information. Currently we expect to operate WEYV only within the United States and are only subject to the United States privacy laws. To the extent we expand our WEYV offering beyond the United States we will need to comply with the privacy laws of every country in which we operate. Some of our other products may collect personal data and would also be subject to these privacy laws.

These laws and regulations may require us to implement privacy and security policies, permit end-customers to access, correct and delete personal information stored or maintained by us, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personally identifiable information for certain purposes. Governments could require that any personally identifiable information collected in a country not be disseminated outside of that country. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security, or data protection, related organizations that require compliance with their rules pertaining to information security and data protection. We may agree to be bound by additional contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Our failure to comply with these privacy laws or any actual or suspected security incident may result in governmental actions, fines and non-monetary penalties, which may harm our business.

The privacy laws in the member states of the European Union are in a state of flux and may evolve or change in the near to mid-term. To the extent any European Union member state or other country in which we operate, modifies or changes its interpretation of an existing privacy law or enacts any new privacy law, we may incur unexpected costs.

Risks related to ownership of our Class A common stock

An active public trading market for our Class A common stock may not be sustained.

Prior to our initial public offering in the fourth quarter of 2017, there had been no public market or active private market for trading shares of our Class A common stock. Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ALTR.” However, we cannot assure you that an active trading market will be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of Class A common stock. An inactive market may impair our ability to raise capital by selling shares and our ability to use our capital stock to acquire other companies or technologies. We cannot predict the prices at which our Class A common stock will trade.

Our Class A common stock has only recently become publicly traded, and the market price of our Class A common stock may be volatile.

The market price of our Class A common stock may fluctuate substantially depending on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, since you might not be able to sell your shares at or above the price you paid in this offering. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

•	volatility in the market prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;

•	the volume of shares of our Class A common stock available for public sale;

•	failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new software or new or terminated significant contracts, commercial relationships or capital commitments;

•	public analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes or fluctuations in our operating results;

•	actual or anticipated developments in our business, our customers’ businesses, or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our solutions, or third party proprietary rights;

•	announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any major changes in our management or our board of directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may affect the market price of our Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We may become the target of this type of litigation in the future. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business.

We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our Class A common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our Class A common stock that will prevail in the market after this offering will ever exceed the price that you pay.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

We will incur increased costs and devote additional management time as a result of operating as a public company.

As a public company, we will incur legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002, or SOX, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank, as well as rules and regulations subsequently implemented by the SEC and the Nasdaq Global Select Market, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote additional time to these public company requirements. In particular, we expect to incur additional expenses and devote additional management effort toward ensuring compliance with the requirements of Section 404 of SOX, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge to support internal auditing. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

If we fail to maintain effective internal controls, we may not be able to report financial results accurately or on a timely basis, or to detect fraud, which could have a material adverse effect on our business or share price.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. Pursuant to SOX, we will be required to periodically evaluate the effectiveness of the design and operation of our internal controls. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error or collusion, the circumvention or overriding of controls, or fraud. If we fail to maintain an effective system of internal controls, our business and operating results could be harmed, and we could fail to meet our reporting obligations, which could have a material adverse effect on our business and our share price.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our Annual Report for the year ending December 31, 2018. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which process is time consuming, costly, and complicated. We have identified material weaknesses in our internal controls over financial reporting for the fiscal years ended December 31, 2015 and 2016. If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to successfully remediate the identified material weaknesses or, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an emerging growth company and we cannot be certain if (i) the reduced disclosure requirements or (ii) extended transition periods for complying with new or revised accounting standards applicable to emerging growth companies will make our common stock less attractive to investors.

We qualify as an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

For as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1.0 billion in non-convertible debt in a three-year period or (iv) December 31, 2022.

We cannot predict the impact our capital structure may have on our stock price.

In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, recently stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.

If financial or industry analysts do not publish research or reports about our business or if they issue inaccurate or unfavorable commentary or downgrade our Class A common stock, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage, and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or often times exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of substantial amounts of our Class A common stock may cause our stock price to decline.

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of November 27, 2017, we had an aggregate of 26,394,996 shares of Class A common stock and 36,507,676 shares of Class B common stock outstanding.

All of the shares of Class A common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.

A substantial majority our outstanding shares of common stock outstanding prior to our initial public offering are currently restricted from resale as a result of market standoff and “lock-up” agreements.

These shares will become available to be sold in the second quarter of 2018. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to market standoff or lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the market standoff and lock-up agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

We registered the offer and sale of an aggregate of approximately 15,948,252 shares of Class A common stock that have been issued or reserved for future issuance under our equity compensation plans on a Form S-8 registration statement. Once we register the offer and sale of these shares, they can be freely sold in the public market upon issuance, subject to the market standoff or lock-up agreements or unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. If the holders of these shares choose to sell a large number of shares, they could adversely affect the market price for our Class A common stock.

We may also issue shares of our Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who hold shares of our Class B common stock, including our founders, certain of our directors and executive officers and affiliates, who hold in the aggregate approximately 95% of the voting power of our capital stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock was granted ten votes per share, and our Class A common stock has one vote per share. Our Class B stockholders, including our founders, certain of our directors and executive officers, and affiliates, hold, in the aggregate approximately 95% of the voting power of our capital stock. The ten-to-one voting ratio between our Class B and Class A common stock, results in the holders of our Class B common stock collectively controlling a majority of the combined voting power of our common stock and therefore being able to control all matters submitted to our stockholders for approval until 2029, or upon the occurrence of a triggering event at which time all shares of our Class B common stock will automatically convert into shares of our Class A common stock, or on an earlier date, as set forth in our Delaware certificate of incorporation.

This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of our Class B common stock will generally result in those shares converting to Class A common stock, subject to the specific exceptions set forth in our Delaware certificate of incorporation, such as certain transfers effected for estate planning purposes and between or among our founders. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term.

Certain provisions in our charter documents and Delaware law could prevent an acquisition of our company, limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our Class A common stock.

Our Delaware certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	providing for a dual class common stock structure for 15 years following the completion of this offering;

•	providing for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•	authorizing our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;

•	the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our chief executive officer, our president, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to adopt, amend, or repeal provisions of (i) our certificate of incorporation relating to the issuance of preferred stock without stockholder approval, voting rights of our Class A common stock and our Class B common stock, and management of our business, and (ii) our bylaws relating to the ability of stockholders to call a special meeting and amending our bylaws in their entirety, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•	the ability of our board of directors, by majority vote, to amend our bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our bylaws to facilitate an unsolicited takeover attempt; and

•	requiring advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

These and other provisions in our certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our Class A common stock in the future and result in the market price being lower than it would be without these provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2017 we issued 200 shares of Class A common stock upon exercise of stock options under our 2012 Plan.

On September 28, 2017, we issued 708,000 shares of our Class A common stock to shareholders of Runtime Design Automation, or Runtime, as partial consideration for the consummation of the merger of our wholly-owned subsidiary, RTDA Acquisition Corporation, into Runtime pursuant to the terms of the agreement and plan of merger under which we acquired Runtime. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering.

The offers, sales and issuances of the securities described in this Item 2 were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

On October 31, 2017, the Registration Statement on Form S-1 (File No. 333-220710) for our initial public offering was declared effective by the SEC. On November 3, 2017, we closed the initial public offering and sold 9,865,004 shares of our Class A common stock at a public offering price of $13.00 per share for an aggregate offering price of approximately $128.2 million. Upon completion of the sale of the shares of our common stock, our initial public offering terminated.

The IPO also included the sale of 3,934,996 shares of common stock by certain stockholders, including the conversion of 2,200,000 shares of the Company’s Class B common stock into an equivalent number of shares of Class A common stock, and 1,734,996 stock options exercised by the Company’s chief executive officer and sold as Class A common stock. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders.

The underwriters for our initial public offering were J.P. Morgan Securities LLC, RBC Capital Markets, LLC, Deutsche Bank Securities, Inc., William Blair & Company, L.L.C. and Canaccord Genuity Inc. We paid to the underwriters of our IPO underwriting discounts and commissions totaling approximately $9.0 million and incurred estimated offering expenses of approximately $4.1 million. Thus, the net offering proceeds, after deducting underwriting discounts and commission and other offering expenses, were approximately $115.2 million. No payments for such expenses were made directly or indirectly to any of our officers, directors or 10% stockholders.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated October 31, 2017, pursuant to Rule 424(b)(4) of the Securities Act. On November 3, 2017, we repaid in full a total of $93.1 million outstanding debt under the Credit Agreement, which included principal, interest, and other nominal costs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

No.	Description

3.1	Certificate of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A (File No. 333-220710) filed by the registrant on October 6, 2017.)

3.2	Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-220710) filed by the registrant on October 6, 2017.)

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder (incorporated herein by reference to Exhibit 10.12 of the Registration Statement on Form S-1/A (File No. 333-220710) filed by the registrant on October 6, 2017.)

10.16	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.16 of the Registration Statement on Form S-1/A (File No. 333-220710) filed by the registrant on October 19, 2017.)

31.1*	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+	Indicates management contract or compensatory plan.
*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTAIR ENGINEERING INC.

Date: November 30, 2017	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 30, 2017	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)