Form 10-Q
period 2018-03-31
Altair Engineering Inc.
filed 2018-05-14
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 19, 2018 there were 27,495,652 shares of the registrant’s Class A common stock outstanding and 36,507,676 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Altair Engineering Inc. and subsidiaries

Consolidated balance sheets

	March 31, 2018	December 31, 2017
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63,196	$39,213
Accounts receivable, net	83,350	86,635
Inventory, net	1,051	1,980
Income tax receivable	6,898	6,054
Prepaid expenses and other current assets	13,148	10,006
Total current assets	167,643	143,888
Property and equipment, net	30,501	31,446
Goodwill	63,771	62,706
Other intangible assets, net	22,813	24,461
Deferred tax assets	8,824	8,351
Other long-term assets	17,270	17,019
TOTAL ASSETS	$310,822	$287,871
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$294	$232
Accounts payable	5,650	4,880
Accrued compensation and benefits	25,360	26,560
Obligations for acquisition of businesses	13,226	13,925
Other accrued expenses and current liabilities	21,486	21,744
Deferred revenue	152,663	130,122
Total current liabilities	218,679	197,463
Long-term debt, net of current portion	526	178
Deferred revenue, non-current	9,961	9,640
Other long-term liabilities	14,179	17,647
TOTAL LIABILITIES	243,345	224,928
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 27,357 and 26,725 shares as of March 31, 2018 and December 31, 2017, respectively	3	2
Class B common stock, authorized 41,203 shares, issued and outstanding 36,508 shares as of March 31, 2018 and December 31, 2017	4	4
Additional paid-in capital	232,576	232,156
Accumulated deficit	(162,579)	(166,499)
Accumulated other comprehensive loss	(4,879)	(5,072)
TOTAL STOCKHOLDERS’ EQUITY	65,125	60,591
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$310,822	$287,871

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Revenue
Software	$68,143	$54,097
Software related services	9,473	8,971
Total software	77,616	63,068
Client engineering services	12,080	12,229
Other	2,035	1,585
Total revenue	91,731	76,882
Cost of revenue
Software	10,922	8,904
Software related services	6,709	6,659
Total software	17,631	15,563
Client engineering services	10,200	10,141
Other	1,211	1,050
Total cost of revenue	29,042	26,754
Gross profit	62,689	50,128
Operating expenses:
Research and development	22,703	18,770
Sales and marketing	18,977	16,910
General and administrative	16,990	16,089
Amortization of intangible assets	1,940	943
Other operating income	(2,191)	(594)
Total operating expenses	58,419	52,118
Operating income (loss)	4,270	(1,990)
Interest expense	16	611
Other (income) expense, net	(900)	359
Income (loss) before income taxes	5,154	(2,960)
Income tax expense (benefit)	1,234	(772)
Net income (loss)	$3,920	$(2,188)
Income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$0.06	$(0.04)
Net income (loss) per share attributable to common stockholders, diluted	$0.05	$(0.04)
Weighted average shares outstanding:
Weighted average number of shares used in computing net income (loss) per share, basic	63,638	50,132
Weighted average number of shares used in computing net income (loss) per share, diluted	72,390	50,132

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of comprehensive income (loss)

(Unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Net income (loss)	$3,920	$(2,188)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 and $0, respectively)	205	357
Retirement related benefit plans (net of tax effect of $10 and $0, respectively)	(12)	(11)
Total other comprehensive income (loss)	193	346
Comprehensive income (loss)	$4,113	$(1,842)

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statement of changes in stockholders’ equity

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(166,499)	$(5,072)	$60,591
Net income	—	—	—	—	—	3,920	—	3,920
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Exercise of stock options	632	1	—	—	300	—	—	301
Stock-based compensation	—	—	—	—	216	—	—	216
Foreign currency translation, net of tax	—	—	—	—	—	—	205	205
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2018	27,357	$3	36,508	$4	$232,576	$(162,579)	$(4,879)	$65,125

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$3,920	$(2,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,543	2,461
Provision for bad debt	65	91
Stock-based compensation expense	216	2,869
Deferred income taxes	(432)	182
Other, net	(7)	18
Changes in assets and liabilities:
Accounts receivable	4,492	8,153
Prepaid expenses and other current assets	(715)	(4,058)
Other long-term assets	119	(1,523)
Accounts payable	510	(186)
Accrued compensation and benefits	(1,560)	(2,478)
Other accrued expenses and current liabilities	(3,967)	(632)
Deferred revenue	20,505	16,493
Net cash provided by operating activities	26,689	19,202
INVESTING ACTIVITIES:
Capital expenditures	(1,684)	(969)
Payments for acquisition of businesses	(1,199)	(1,099)
Payments for acquisition of developed technology	(353)	(120)
Other investing activities, net	23	(44)
Net cash used in investing activities	(3,213)	(2,232)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	302	115
Payments of initial public offering costs	(186)	(81)
Payments for redemption of common stock	(60)	(305)
Principal payments on long-term debt	(51)	(2,688)
Payments on revolving commitment	—	(32,061)
Borrowings under revolving commitment	—	17,271
Other financing activities	—	(16)
Net cash provided by (used in) financing activities	5	(17,765)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	495	490
Net increase (decrease) in cash, cash equivalents and restricted cash	23,976	(305)
Cash, cash equivalents and restricted cash at beginning of year	39,578	17,139
Cash, cash equivalents and restricted cash at end of period	$63,554	$16,834
Supplemental disclosure of cash flow:
Interest paid	$10	$634
Income taxes paid	$2,143	$1,641
Supplemental disclosure of non-cash investing and financing activities:
Initial public offering costs in other long-term assets	$—	$1,625
Property and equipment in accounts payable and other accrued expenses and current liabilities	$736	$64
Capital leases	$565	$—

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Notes to consolidated financial statements (unaudited)

1.	Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a provider of enterprise-class engineering software enabling innovation across the entire product lifecycle from concept design to in-service operation. Altair transforms design and decision making by applying simulation, machine learning, and optimization throughout product lifecycles. The Company is headquartered in Troy, Michigan.

2.	Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.   Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2017, included in the most recent Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results.  Management believes its assumptions and estimates are reasonable and appropriate.  However, actual results may differ from those estimates.  In addition, the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period.

There have been no material changes to Altair’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has concluded that all material transactions that have occurred that require disclosure or adjustments to the consolidated financial statements have been reported herein.  See Note 16 – Subsequent events for additional information.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$63,196	$39,213
Restricted cash included in other long-term assets	358	365
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$63,554	$39,578

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities.  The tax credit is deductible from French income tax and any excess is carried forward three years.  After three years, any unused credit may be reimbursed to the Company by the French government.  As of March 31, 2018, the Company had approximately $10.2 million receivable from the French government related to CIR, of which $2.4 million is recorded in income tax receivable and the remaining $7.8 million is recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

Assets held for sale

Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. On March 30, 2018, the Company signed a letter of intent to sell the building that is used as the headquarters for the Company’s toggled subsidiary. A purchase agreement is presently under negotiation. As of March 31, 2018, the building and related assets of $2.1 million were recorded in prepaid expenses and other current assets.

Mezzanine equity

In 2017, the Company issued 200,000 shares of Class A common stock to a third party as partial consideration for the purchase of developed technology. These shares have a put right that can be exercised by the holder five years from date of purchase at $12.50 per share that requires the shares to be recorded at fair value and classified as mezzanine equity in the consolidated balance sheet. The put right option is terminated if the shareholders sell their shares. Classification of the of instrument shall remain as mezzanine equity until one of the following three events take place: (1) shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument.

Income (loss) per share

Basic income (loss) per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options. Diluted income (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted income (loss) per share amounts (in thousands, except per share data):

	Three months ended March 31,
	2018	2017
Numerator:
Net income (loss)	$3,920	$(2,188)
Denominator:
Denominator for basic income (loss) per share—weighted average shares	63,638	50,132
Effect of dilutive securities, stock options	8,752	—
Denominator for dilutive income (loss) per share	72,390	50,132
Net income (loss) per share attributable to common stockholders, basic	$0.06	$(0.04)
Net income (loss) per share attributable to common stockholders, diluted	$0.05	$(0.04)

The computation of diluted income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For the three months ended March 31, 2018, there were no anti-dilutive shares excluded from the computation of income (loss) per share. For the three months ended March 31, 2017, there were 9.4 million anti-dilutive shares excluded from the computation of income (loss) per share.

3.	Recent accounting guidance

Accounting standards adopted

The Company adopted Accounting Standards Update, “ASU” 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, on January 1, 2018. ASU 2017-09 amends the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company adopted ASU 2017-09 on a prospective basis, and the adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting standards not yet adopted

Revenue Recognition—In May 2014, the Financial Accounting Standards Board, or “FASB”, issued ASU 2014-09, Revenue from Contracts with Customers. This standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers. Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date that defers the effective date of ASU 2014-09 for all entities by one year for public business entities. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted.

Under existing GAAP, the Company does not have vendor-specific objective evidence (“VSOE”) of fair value for post-contract customer support (“PCS”) sold along with software products licenses; therefore, revenues for the software products licenses (including perpetual licenses), PCS and professional services, if applicable, are considered to be one accounting unit and, once all services have commenced, are recognized ratably over the remaining period of the arrangement (the longer of the contractual service term or PCS term). Under ASU 2014-09, the concept of assessing VSOE has been eliminated and the Company must estimate a fair value associated with each performance obligation within an arrangement. As a result, the Company expects the timing of revenue recognition to be accelerated because it anticipates that license revenue will be recognized at a point in time, rather than over time, which is its current practice. Generally, the license revenue component of an arrangement represents a significant portion of the overall fair value of a software arrangement. As a result, the Company expects the adoption of ASU 2014-09 to have a significant impact on the consolidated financial statements. The Company has elected to adopt this standard effective on January 1, 2019 using the modified retrospective approach. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Financial Instruments—In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. ASU 2016-01 is effective in the first quarter of 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements and related disclosures.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. For all other entities, including emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

Cash Classification—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to improve financial reporting in regard to how certain transactions are classified in the statement of cash flows. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, for public business entities. For all other entities, including emerging growth companies, ASU 2016-15 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements and related disclosures.

Goodwill Impairment—In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies accounting for goodwill impairments by eliminating step two from the goodwill impairment test.  This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, for public business entities that are Securities and Exchange Commission (SEC) filers, and December 15, 2020, for public business entities that are not SEC filers. For all other entities, including emerging growth companies, ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The new standard must be applied on a prospective basis. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Retirement Benefits – In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The new guidance is effective for public business entities for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. For all other entities, including emerging growth companies, ASU 2017-07 is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of an annual period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

Derivatives and Hedging – In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU amends the current guidance to simplify the application of the hedge accounting guidance. For public business entities, the amendments are effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Comprehensive Income – In January 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act, or the Tax Act, related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

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

5.	Inventory

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

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$—	$—
Finished goods	1,051	1,980
Total inventory – net	$1,051	$1,980

6.	Property and equipment, net

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2018	2017
Land	$7,994	$7,994
Building and improvements	12,825	15,185
Computer equipment and software	33,645	32,103
Office furniture and equipment	7,850	6,751
Leasehold improvements	6,300	6,467
Total property and equipment	68,614	68,500
Less: accumulated depreciation and amortization	38,113	37,054
Property and equipment, net	$30,501	$31,446

Depreciation expense was $1.6 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively.

7.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, are as follows (in thousands):

Balance at December 31, 2017	$62,706
Purchase price adjustment	114
Effects of foreign currency translation	951
Balance at March 31, 2018	$63,771

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$26,357	$11,849	$14,508
Customer relationships	7 years	11,930	6,532	5,398
Other intangibles	10 years	149	61	88
Total definite-lived intangible assets		38,436	18,442	19,994
Indefinite-lived intangible assets:
Trade names		2,819		2,819
Total other intangible assets		$41,255	$18,442	$22,813

	December 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$25,947	$9,909	$16,038
Customer relationships	7 years	11,794	6,195	5,599
Other intangibles	10 years	143	57	86
Total definite-lived intangible assets		37,884	16,161	21,723
Indefinite-lived intangible assets:
Trade names		2,738		2,738
Total other intangible assets		$40,622	$16,161	$24,461

Amortization expense related to intangible assets was $1.9 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively.

8.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2018	2017
Accrued VAT	4,709	3,916
Income taxes payable	3,976	3,724
Accrued professional fees	2,434	2,500
Accrued royalties	2,798	2,037
Government grants	879	712
Defined contribution plan liabilities	814	1,274
Self-insurance and other insurance reserves	803	601
Billings in excess of cost	758	832
Related party liabilities	60	119
Other current liabilities	4,255	6,029
	$21,486	$21,744

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2018	2017
Pension and other post retirement liabilities	$7,953	$7,670
Deferred tax liabilities	1,623	1,620
Other liabilities	4,603	8,357
	$14,179	$17,647

9.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 6,072,464 stock options with an exercise price of $0.000025 remain outstanding at March 31, 2018. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	6,441,972	$0.000025	19
Exercised	(369,508)	$0.000025
Forfeited	—	$0.000025
Outstanding at March 31, 2018	6,072,464	$0.000025	19
Exercisable at March 31, 2018	6,072,464	$0.000025	19

The total intrinsic value of the NSO Plan stock options exercised during the three months ended March 31, 2018 was $9.9 million.

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

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the periods indicated as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	888,864	$0.67	2.5
Exercised	(204,084)	$0.64
Forfeited	—	—
Outstanding at March 31, 2018	684,780	$0.68	2.1
Exercisable at March 31, 2018	684,780	$0.68	2.1

The total intrinsic value of the ISO Plan stock options exercised during the three months ended March 31, 2018 was $5.1 million.

2012 stock-based compensation plans

During 2012, the Company established the 2012 Incentive and Nonqualified Stock Option Plan (“2012 Plan”) which permits the issuance of 5,200,000 shares of Class A common stock for the grant of nonqualified stock options (“NQSO”) and incentive stock options ("ISO”) for management, other employees, and board members of the Company. The options are issued at a price equal to or greater than fair market value at date of grant. All options have a contractual term of 10 years from date of grant.

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of March 31, 2018, totaled $1.3 million, and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	2,183,127	$3.74	7.3
Granted	—	—
Exercised	(57,935)	$2.90
Forfeited	(5,400)	$5.13
Outstanding at March 31, 2018	2,119,792	$3.76	7.1
Exercisable at March 31, 2018	1,183,484	$3.02	6.0

The total intrinsic value of the 2012 Plan stock options exercised during the three months ended March 31, 2018 was $1.3 million.

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), and the 2017 Plan was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 8,104,971 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

	Number of RSUs	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	—
Granted	58,295
Vested	—
Forfeited	—
Outstanding at March 31, 2018	58,295	9.9

The weighted average grant date fair value of the RSUs was $26.84 and the RSUs vest in four equal annual installments.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three months ended March 31,
	2018	2017
Cost of revenue – software	$8	$5
Research and development	47	775
Sales and marketing	41	431
General and administrative	120	1,658
Total stock-based compensation expense	$216	$2,869

10.	Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three months ended March 31,
	2018	2017
Foreign exchange (gain) loss	$(797)	$444
Other	(103)	(85)
Other (income) expense, net	$(900)	$359

11.	Income taxes

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

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected income (loss) before income taxes for the year, projections of the proportion of income (and/or loss) earned and taxed in respective jurisdictions, including applicable foreign taxes withheld at the source, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

The Company’s income tax expense (benefit) and effective tax rate for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except percentages):

	Three months ended March 31,
	2018	2017
Income tax expense (benefit)	$1,234	$(772)
Effective tax rate	24%	26%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax income of $1.1 million and $1.8 million of tax credits not benefited due to a valuation allowance for the three months ended March 31, 2018, compared to a United States pre-tax loss of $5.6 million and non-deductible stock-based compensation expense of $1.9 million for the three months ended March 31, 2017.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act when accounting for the enactment-date effects of the Tax Act.  At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act; however it has made reasonable estimates of the tax effects.  In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Tax Act are clarified by the taxing authorities.

The Tax Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.  At March 31, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.  The Company will continue to refine its calculations, which may result in changes to this expected impact.

12.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at December 31, 2017	$(3,374)	$(1,698)	$(5,072)
Other comprehensive income (loss) before reclassification	205	(29)	176
Amounts reclassified from accumulated other comprehensive loss	—	7	7
Tax effects	—	10	10
Other comprehensive income (loss)	205	(12)	193
Balance at March 31, 2018	$(3,169)	$(1,710)	$(4,879)

13.	Related party transactions

At March 31, 2018 and December 31, 2017, the Company had obligations to related parties for $0.1 million recorded in other accrued expenses and current liabilities.

At March 31, 2018 and December 31, 2017, the Company had receivables from an equity investment for $0.5 million recorded in other long-term assets. See Note 16 – Subsequent events, Purchase of FluiDyna GmbH, for additional information regarding the purchase of this entity subsequent to March 31, 2018.

14.	Commitments and contingencies

MSC Litigation

In July 2007, MSC Software Corporation filed a lawsuit against the Company alleging misappropriation of trade secrets, breach of confidentiality and other claims. On April 10, 2014, a jury returned a verdict against the Company. The Company challenged the verdict and on November 13, 2014, a judge vacated all but $0.4 million of the judgment and ordered a new trial on damages. On August 21, 2017, the court granted Altair’s motion to strike the testimony of MSC’s damage expert and on October 11, 2017, the court mooted the remaining pre-trial motions and allowed the Company to file a motion for summary judgment on the issue of whether MSC can prove damages. On December 13, 2017, the court granted Altair’s motion for summary judgment and dismissed MSC’s claim of trade secret misappropriation. On January 5, 2018, MSC filed a notice of appeal of the final judgment entered on December 13, 2017 and prior orders in this action to the Sixth Circuit Court of Appeals. On January 19, 2018, Altair filed a cross-appeal. The Sixth Circuit referred the case to mediation. On March 22, 2018, the Sixth Circuit set a briefing schedule.  On April 5, 2018, the opening brief was deferred to June 5, 2018, to allow time for mediation. Mediation is on-going, and the Company cannot be certain of the outcome of this matter. The Company has estimated and recorded a liability for the probable loss.

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

15.	Segment information

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

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore no asset information is provided for reportable segments. The following tables are in thousands:

Three months ended March 31, 2018	Software	CES	All other	Total
Revenue	$77,616	$12,080	$2,035	$91,731
Adjusted EBITDA	$7,152	$1,056	$(534)	$7,674

Three months ended March 31, 2017	Software	CES	All other	Total
Revenue	$63,068	$12,229	$1,585	$76,882
Adjusted EBITDA	$2,933	$1,029	$(1,053)	$2,909

	Three months ended March 31,
	2018	2017
Reconciliation of Adjusted EBITDA to U.S. GAAP Income (loss) before income taxes:
Adjusted EBITDA	$7,674	$2,909
Stock-based compensation expense	(216)	(2,869)
Interest expense	(16)	(611)
Interest income and other (1)	1,255	85
Depreciation and amortization	(3,543)	(2,474)
Income (loss) before income taxes	$5,154	$(2,960)
(1)

Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income and a non-recurring adjustment for royalty contracts resulting in $0.9 million of expense for the three months ended March 31, 2018.

16.	Subsequent events

Asset purchase of CANDI Controls, Inc.

In April 2018, the Company entered into an asset purchase agreement with California-based CANDI Controls, Inc. (“CANDI”) to acquire all of the intellectual property assets of CANDI for $2.4 million. The sale was approved by the bankruptcy court on April 25, 2018, and the asset purchase was completed on April 26, 2018.

CANDI developed a modern platform which supports multiple data protocols for edge gateway computers to communicate with a constellation of Internet of Things (“IoT”) devices. CANDI’s software is designed to easily connect systems and equipment with cloud-based monitoring and control services to help organizations improve performance, conserve resources, and cut operational costs. Sensor data can be analyzed, visualized, and processed with machine learning and predictive analytics tools to forecast performance and prescribe actions consistent with business objectives.

Purchase of FluiDyna GmbH

In May 2018, the Company purchased the remaining equity interests in FluiDyna GmbH (“FluiDyna”) for aggregate consideration of EUR 2.4 million.  At the time of the acquisition, FluiDyna owed the Company EUR 0.4 million in loans and accrued interest that will be settled as part of the transaction.  Prior to the purchase of the remaining equity interests, the Company owned 24% of FluiDyna.

FluiDyna developed NVIDIA CUDA and GPU-based Computational Fluid Dynamics (CFD) and numerical simulation technologies. The Company made an initial investment in FluiDyna in 2015. FluiDyna’s simulation software products ultraFluidx and nanoFluidx have been available to the Company’s customers through the Altair Partner Alliance and also offered as standalone licenses. ultraFluidX solves large scale internal and external aerodynamics problems for a broad class of problems including ultra-fast prediction and evaluation of vehicle, building, and environmental aerodynamics. nanoFluidX is a fluid dynamics simulation tool based on the smoothed particle hydrodynamics method to predict the flow in complex geometries with complex motion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to acquire new customers because of the difficulty in predicting our software sales cycles;
•	reduced spending on product design and development activities by our customers;
•	our dependence on annual renewals of our software licenses;
•	our ability to maintain or protect our intellectual property;
•	our ability to retain key executive members;
•	our ability to internally develop new inventions and intellectual property;
•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•	demand for our software by customers other than simulation engineering specialists and in additional industry verticals;
•	acceptance of our business model by investors;
•	our susceptibility to factors affecting the automotive industry where we derive a substantial portion of our revenues;
•	the accuracy of our estimates regarding expenses and capital requirements; and
•	the significant quarterly fluctuations of our results.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. For additional risks which could adversely impact our business and financial performance  please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC, on  March 21, 2018, and the other information appearing elsewhere in such report, this report on Form 10-Q and our other filings with the SEC. All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

Overview

Altair Engineering Inc., (“Altair”, the “Company”, “we”, “us”, or “our”) is a leading provider of enterprise-class engineering software enabling innovation across the entire product lifecycle from concept design to in-service operation. Our simulation-driven approach to innovation is powered by our broad portfolio of high-fidelity and high performance physics solvers. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal management, electromagnetics, system modeling and embedded systems, while also providing data analytics and true-to-life visualization and rendering.

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

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 21, 2018.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. To present this information, the results for 2018 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2017. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue and Adjusted EBITDA are reflected in the table below. Amounts indicate a net positive impact from currency fluctuations.

Three months ended
(in thousands)	March 31, 2018
Revenue	$4,698
Adjusted EBITDA	$1,078

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

Business Segments

We have identified two reportable segments: Software and Client Engineering Services:

•

Software—our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, modeling and visualization tools, industrial and concept design tools, IoT platform and analytics tools, and high performance computing, or HPC, software applications, as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis support from the component level up to complete product engineering at any stage of the lifecycle.

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

Our other businesses that do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include our WEYV business, a consumer music and content service, and potential services and product concepts that are still in their development stages.

For additional information about our reportable segments and other businesses, see Note 15 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three months ended March 31, 2018 and 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,		Increase / (decrease)
(in thousands)	2018	2017	%
Revenue:
Software	$68,143	$54,097	26%
Software related services	9,473	8,971	6%
Total software	77,616	63,068	23%
Client engineering services	12,080	12,229	(1%)
Other	2,035	1,585	28%
Total revenue	91,731	76,882	19%
Cost of revenue:
Software	10,922	8,904	23%
Software related services	6,709	6,659	1%
Total software	17,631	15,563	13%
Client engineering services	10,200	10,141	1%
Other	1,211	1,050	15%
Total cost of revenue	29,042	26,754	9%
Gross profit	62,689	50,128	25%
Operating expenses:
Research and development	22,703	18,770	21%
Sales and marketing	18,977	16,910	12%
General and administrative	16,990	16,089	6%
Amortization of intangible assets	1,940	943	106%
Other operating income	(2,191)	(594)	269%
Total operating expenses	58,419	52,118	12%
Operating income (loss)	4,270	(1,990)	NM
Interest expense	16	611	(97%)
Other (income) expense, net	(900)	359	NM
Income (loss) before income taxes	5,154	(2,960)	NM
Income tax expense (benefit)	1,234	(772)	NM
Net income (loss)	$3,920	$(2,188)	NM
Other financial information:
Billings(1)	$114,593	$95,419	20%
Adjusted EBITDA(2)	$7,674	$2,909	164%
Net cash provided by operating activities	$26,689	$19,202	39%
Free cash flow(3)	$25,005	$18,233	37%
NM	Not meaningful.
(1)

Billings consists of our total revenue plus the change in our deferred revenue. For more information about Billings and our other non-GAAP financial measures and reconciliations of our non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP, see “Non-GAAP financial measures” contained herein.

(2)

We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairment charges and other special items as determined by management. For more information about Adjusted EBITDA and our other non-GAAP financial measures and reconciliations of our non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP financial measures” contained herein.

(3)	We define Free Cash Flow as net cash provided by operating activities less capital expenditures. For a reconciliation of Free Cash Flow, see “Non-GAAP financial measures” contained herein.

The following table sets forth our revenue growth on a constant currency basis for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three months ended March 31,		Change	Constant currency change(1)
(dollars in thousands)	2018	2017	%	%
Revenue:
Software	$68,143	$54,097	26%	19%
Software related services	9,473	8,971	6%	(3%)
Total software	77,616	63,068	23%	16%
Client engineering services	12,080	12,229	(1%)	(1%)
Other	2,035	1,585	28%	28%
Total revenue	$91,731	$76,882	19%	13%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended March 31, 2018 and 2017

Revenue

Total revenue increased by $14.8 million, or 19% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily attributable to an increase in subscription and software revenue.

Software segment

Software

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Software revenue	$68,143	$54,097	$14,046	26%
As a percent of software segment revenue	88%	86%
As a percent of consolidated revenue	74%	70%

The 26% increase in our software revenue for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, contributions from recent acquisitions, licensing of units to new customers pursuant to new software license agreements and positive foreign currency effects.

Software related services

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Software related services revenue	$9,473	$8,971	$502	6%
As a percent of software segment revenue	12%	14%
As a percent of consolidated revenue	10%	12%

The 6% increase in our software related services revenue for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, was primarily the result of fluctuations in foreign currencies.

Client engineering services segment

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Client engineering services revenue	$12,080	$12,229	$(149)	(1%)
As a percent of consolidated revenue	13%	16%

CES revenue decreased $0.1 million, or 1%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  Our CES business is primarily affected by our ability to fill customers’ open positions.

Other

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Other revenue	$2,035	$1,585	$450	28%
As a percent of consolidated revenue	2%	2%

The 28% increase in Other revenue for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, was primarily due to increased sales and royalties from toggled, our LED lighting business.

Cost of revenue

Software segment

Software

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software revenue	$10,922	$8,904	$2,018	23%
As a percent of software revenue	16%	16%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased by $2.0 million, or 23%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase in the current year was due to increased employee compensation and related costs of $0.9 million and $0.8 million in costs associated with a specific contract in the EMEA region originating from an acquisition during 2017.

Software related services

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software related services revenue	$6,709	$6,659	$50	1%
As a percent of software related services revenue	71%	74%
As a percent of consolidated revenue	7%	9%

Cost of software related services revenue was consistent for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The improvement as a percentage of software related services revenue was reflective of our continued focus on higher value projects to our customers.

Client engineering services segment

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of client engineering services revenue	$10,200	$10,141	$59	1%
As a percent of client engineering services segment revenue	84%	83%
As a percent of consolidated revenue	11%	13%

Cost of CES revenue was consistent for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, however, are reflective of higher costs relative to customer approved billing rates compared to the prior comparative period.

Other

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of other revenue	$1,211	$1,050	$161	15%
As a percent of other revenue	60%	66%
As a percent of consolidated revenue	1%	1%

Cost of Other revenue increased by $0.2 million, or 15%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This was due to increased product costs from higher product unit sales in the current quarter; however, product costs as a percentage of other revenue decreased primarily due to improved supply chain performance driven by higher unit volumes.

Gross profit

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Gross profit	$62,689	$50,128	$12,561	25%
As a percent of consolidated revenue	68%	65%

Gross profit increased by $12.6 million or 25% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase in gross profit was primarily attributable to the growth of our software revenue of $14.0 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in aggregate.

Research and development

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Research and development	$22,703	$18,770	$3,933	21%
As a percent of consolidated revenue	25%	24%

Research and development expenses increased by $3.9 million, or 21%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was attributable to higher employee costs of $4.3 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions.

Sales and marketing

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Sales and marketing	$18,977	$16,910	$2,067	12%
As a percent of consolidated revenue	21%	22%

Sales and marketing expenses increased by $2.1 million, or 12%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was primarily attributable to a $2.0 million increase in employee costs resulting from annual compensation adjustments and an increase in our headcount.

General and administrative

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
General and administrative	$16,990	$16,089	$901	6%
As a percent of consolidated revenue	19%	21%

General and administrative expenses increased by $0.9 million, or 6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This was primarily attributable to increased employee costs, rent expense and software maintenance expense, offset by a $1.5 million decrease in stock-based compensation expense.

Amortization of intangible assets

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Amortization of intangible assets	$1,940	$943	$997	106%
As a percent of consolidated revenue	2%	1%

Amortization of intangible assets increased by $1.0 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This was attributable to an increase in the amortization of developed technology in the current year as a result of 2017 acquisitions.

Other operating income

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Other operating income	$(2,191)	$(594)	$1,597	269%
As a percent of consolidated revenue	(2%)	(1%)

Other operating income increased $1.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. For the three months ended March 31, 2018, we had a non-recurring adjustment to income of $2.0 million for a change in estimated legal expenses, which was offset by guaranteed royalty expense of $0.9 million related to our WEYV business.

Interest expense

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Interest expense	$16	$611	$(595)	(97%)
As a percent of consolidated revenue	—%	1%

Interest expense decreased $0.6 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in interest expense was a result of payoff of borrowings on our term loan and line of credit in the prior year.

Other (income) expense, net

	Three months ended March 31,			Period-to-period change
(in thousands)	2018	2017		$	%
Other (income) expense, net	$(900)	$359		$1,259	NM
As a percent of consolidated revenue	(1)%	—	~~%~~

Other (income) expense, net increased by $1.3 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was due to fluctuations in the United States dollar relative to other functional currencies during the three months ended March 31, 2018, compared to the three months ended March 31, 2017.

 Income tax expense (benefit)

	Three months ended March 31,		Period-to-period change
(in thousands)	2018	2017	$	%
Income tax expense (benefit)	$1,234	$(772)	$2,006	NM

The effective tax rate was 24% and 26% for the three ended March 31, 2018 and 2017, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax income of $1.1 million and $1.8 million of tax credits not benefited due to a valuation allowance for the three months ended March 31, 2018 compared to a United States pre-tax loss of $5.6 million and non-deductible stock-based compensation expense of $1.9 million for the three months ended March 31, 2017.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure.

	Three months ended March 31,
(in thousands)	2018	2017
Other financial data:
Billings	$114,593	$95,419
Adjusted EBITDA	$7,674	$2,909
Free Cash Flow	$25,005	$18,233

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Revenue	$91,731	$76,882
Ending deferred revenue	162,624	132,466
Beginning deferred revenue	(139,762)	(113,929)
Billings	$114,593	$95,419

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Net income (loss)	$3,920	$(2,188)
Income tax expense (benefit)	1,234	(772)
Stock-based compensation expense	216	2,869
Interest expense	16	611
Interest income and other (1)	(1,255)	(85)
Depreciation and amortization	3,543	2,474
Adjusted EBITDA	$7,674	$2,909
(1)

Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income and a non-recurring adjustment for royalty contracts resulting in $0.9 million of expense for the three months ended March 31, 2018.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$26,689	$19,202
Capital expenditures	(1,684)	(969)
Free cash flow	$25,005	$18,233

Recurring Software License Rate.    A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license billings including all term-based, maintenance, and perpetual license billings from all customers for that period. For the three months ended March 31, 2018, our recurring software license rate was 92%.

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

We have commenced the initial planning to update zoning to allow for future expansion of our corporate headquarters facilities on the adjacent property we own to enable development consistent with our long-term needs.  We have not yet determined the nature and scope of the overall timeline and investment beyond the immediate rezoning efforts necessary for our potential use in the future.  Over the next 12 months, we expect to continue to advance this project.

Revolving credit facility

Our credit agreement consists of an aggregate commitment amount of $100.0 million, with a sublimit for the issuance of letters of credit of up to $5.0 million and a sublimit for swingline loans of up to $5.0 million (the “2017 Credit Agreement”). The 2017 Credit Agreement matures on October 18, 2022.

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

As of March 31, 2018, we had no outstanding borrowings under the 2017 Credit Agreement, and there was $100.0 million available for future borrowing. The 2017 Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2017 Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2017 Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2017 Credit Agreement. In addition, the 2017 Credit Agreement contains financial covenants relating to maintaining a minimum interest coverage ratio of 3.0 to 1.0 and maximum leverage ratio of 3.0 to 1.0, as defined in the 2017 Credit Agreement. At March 31, 2018, we were in compliance with all financial covenants.

Cash flows

As of March 31, 2018, we had an aggregate of cash and cash equivalents of $63.2 million that was held for working capital purposes, acquisitions, and capital expenditures; $35.3 million of this aggregate amount was held in the United States and $25.9 million was held in the APAC and EMEA regions.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications. The recent changes in U.S. tax law could materially affect our tax obligations. For further discussion, please see our 2017 Annual Report on Form 10-K, “Item 1A. Risk Factors – New legislations or tax-reform policies that would change U.S. or foreign taxation of international business activities, including uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act, could materially affect our tax obligations and effective tax rate.”

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$26,689	$19,202
Net cash used in investing activities	(3,213)	(2,232)
Net cash provided by (used in) financing activities	5	(17,765)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	495	490
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,976	$(305)

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2018 was $26.7 million which reflects an increase of $7.5 million compared to the three months ended March 31, 2017. This increase was primarily a result of our improved financial performance and changes to our working capital position for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2018 was $3.2 million which reflects an increase in cash used of $1.0 million compared to the three months ended March 31, 2017. This increase was primarily the result of an increase in cash payments for capital expenditures in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was minimal for the three months ended March 31, 2018 compared to cash used of $17.8 million the three months ended March 31, 2017. This reflects a $17.4 million decrease in net borrowings for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The effect of exchange rate changes on cash, cash equivalents and restricted cash for the three months ended March 31, 2018, was not significantly different from the three months ended March 31, 2017.

2018 Employee Equity Program (“2018 EEP”)

Under the terms of the 2017 Equity Incentive Plan (“2017 Plan”), the Company intends to issue Restricted Stock Units (“RSUs”) to its senior executives, sales team, and other designated employees based upon a combination of factors including Company performance, tenure, position, geographic location, and individual performance related to the 2018 fiscal year. The determination of the actual number of the individual and aggregate number of RSUs to be awarded and subject to a four-year vesting period is expected to be finalized in early 2019, and remains subject to Compensation Committee approval at that time. Based upon expectations, potential dilution is expected to be below 1% for this future award of RSUs.

Contractual obligations and commitments

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance sheet arrangements

Through March 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting pronouncements

See Note 3 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses identified in connection with the audits of fiscal years 2017 and 2016 financial statements.

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

The second material weakness pertained to our internal controls over the financial statement close process not being designed to be precise enough to detect a material error in the financial statements in a timely manner. Specifically, certain misstatements were either not identified by management or were not identified timely by management. We have taken steps to remediate this material weakness, by hiring additional personnel and increasing management review and oversight over the financial statement close process.

If our steps are insufficient to successfully remediate the material weaknesses and otherwise establish and maintain an effective system of internal control over financial reporting, the reliability of our financial reporting, investor confidence in us and the value of our common stock could be materially and adversely affected. The process of designing and implementing internal control over financial reporting required to comply with applicable securities laws and regulations and will be time consuming, costly and complicated. Our independent registered public accounting firm was not engaged to audit the effectiveness of our internal control over financial reporting with respect to any period reported herein or any other prior period. We may discover other control deficiencies in the future, and we cannot assure you that we will not have a material weakness in future periods.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K, Part 1, Item 3, we are subject to litigation for which there were no material changes during the three months ended March 31, 2018.

MSC Litigation

On July 5, 2007, MSC Software Corporation, or MSC, filed a lawsuit against us and certain of our named employees in the United States District Court for the Eastern District of Michigan, asserting, among other things, that we and certain of our employees misappropriated alleged trade secrets that certain of our employees breached contractual non-solicitation and confidentiality obligations owed to MSC and that we tortiously interfered with MSC’s contractual relations with these employees. In April 2014, a jury returned a $26.1 million verdict against us on three trade secrets claims and a tortious interference claim as well as against certain of our employees for breach of contractual obligations to MSC. In November 2014, this verdict was partially vacated except for damages of $425,000 related to the employment matters, and the Court ordered a new trial on damages for the trade secrets claims. On August 21, 2017, the court granted Altair’s motion to strike the testimony of MSC’s damage expert. On October 11, 2017, the court mooted the remaining pre-trial motions and allowed us to file a motion for summary judgment on the issue of whether MSC can prove damages. On December 13, 2017, the court granted Altair’s motion for summary judgment and dismissed MSC’s claim of trade secret misappropriation. On January 5, 2018, MSC filed a notice of appeal of the final judgment entered on December 13, 2017 and prior orders in this action to the Sixth Circuit Court of Appeals. On January 19, 2018, Altair filed a cross-appeal. The Sixth Circuit referred the case to mediation. On March 22, 2018, the Sixth Circuit set a briefing schedule.  On April 5, 2018, the opening brief was deferred to June 5, 2018, to allow time for mediation. Mediation is on-going.

We can express no opinion regarding the ultimate resolution of this matter. Litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations and financial condition.

Item 1A. Risk Factors

The risk factor set forth below supplements the risk factors regarding our status as an emerging growth company previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.

Based upon the current market price of our Class A common stock, we expect that we will cease to qualify as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012) as of December 31, 2018, in which case we would be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002 and accelerated adoption of certain new accounting standards that may be difficult for us to satisfy in a timely fashion.

We will cease to qualify as an “emerging growth company”, or EGC, as of December 31, 2018 if the market value of our common stock held by non-affiliates exceeds $700 million as of June 30, 2018. We expect that we will cease to qualify as an EGC when this test is applied, based upon the current market price of our Class A common stock.  If this occurs, we will be required to comply with the additional requirements associated with no longer being an EGC, as described in our Annual Report on Form 10-K for the year ended December 31, 2017, including the requirements for accelerated adoption of certain new accounting standards and the requirement that our independent registered public accounting firm express an opinion as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act of 2002, to which we are subject even if we remain an emerging growth company, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. Section 404(b) of that Act, to which we will be subject if we cease to be an emerging growth company, will require that we file our independent registered public accounting firm's attestation report on our internal controls over financial reporting. We are in the process of planning for the accelerated adoption of new accounting standards as well as designing, documenting or implementing the incremental internal controls over financial reporting required to comply with these obligations, which will be time consuming, costly and complicated. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

If we are unable to complete the implementation of certain new accounting standards, if we identify previously undetected material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

ALTAIR ENGINEERING INC.

Date: May 14, 2018	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2018
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)