Form 10-Q
period 2018-06-30
Altair Engineering Inc.
filed 2018-08-09
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On August 3, 2018 there were 36,739,344 shares of the registrant’s Class A common stock outstanding and 33,170,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Altair Engineering Inc. and subsidiaries

Consolidated balance sheets

	June 30, 2018	December 31, 2017
(In thousands, except per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,230	$39,213
Accounts receivable, net	73,793	86,635
Inventory, net	1,786	1,980
Income tax receivable	7,260	6,054
Prepaid expenses and other current assets	13,290	10,006
Total current assets	295,359	143,888
Property and equipment, net	30,112	31,446
Goodwill	63,263	62,706
Other intangible assets, net	24,846	24,461
Deferred tax assets	8,113	8,351
Other long-term assets	16,077	17,019
TOTAL ASSETS	$437,770	$287,871
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$390	$232
Accounts payable	5,957	4,880
Accrued compensation and benefits	26,393	26,560
Obligations for acquisition of businesses	9,842	13,925
Other accrued expenses and current liabilities	20,443	21,744
Deferred revenue	147,261	130,122
Total current liabilities	210,286	197,463
Long-term debt, net of current portion	690	178
Deferred revenue, non-current	9,256	9,640
Other long-term liabilities	13,474	17,647
TOTAL LIABILITIES	233,706	224,928
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 36,518 and 26,725 shares as of June 30, 2018 and December 31, 2017, respectively	4	2
Class B common stock, authorized 41,203 shares, issued and outstanding 33,171 and 36,508 shares as of June 30, 2018 and December 31, 2017, respectively	3	4
Additional paid-in capital	369,579	232,156
Accumulated deficit	(161,066)	(166,499)
Accumulated other comprehensive loss	(6,808)	(5,072)
TOTAL STOCKHOLDERS’ EQUITY	201,712	60,591
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$437,770	$287,871

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue
Software	$72,813	$59,600	$140,956	$113,697
Software related services	8,707	8,204	18,180	17,175
Total software	81,520	67,804	159,136	130,872
Client engineering services	12,417	12,365	24,497	24,594
Other	1,629	1,477	3,664	3,062
Total revenue	95,566	81,646	187,297	158,528
Cost of revenue
Software	11,983	8,729	22,905	17,633
Software related services	6,512	7,114	13,221	13,773
Total software	18,495	15,843	36,126	31,406
Client engineering services	9,960	9,828	20,160	19,969
Other	1,001	1,247	2,212	2,297
Total cost of revenue	29,456	26,918	58,498	53,672
Gross profit	66,110	54,728	128,799	104,856
Operating expenses:
Research and development	24,744	22,838	47,447	41,608
Sales and marketing	20,183	19,428	39,160	36,338
General and administrative	17,412	21,201	34,402	37,290
Amortization of intangible assets	1,986	1,155	3,926	2,098
Other operating income	(392)	(2,736)	(2,583)	(3,330)
Total operating expenses	63,933	61,886	122,352	114,004
Operating income (loss)	2,177	(7,158)	6,447	(9,148)
Interest expense	45	548	61	1,159
Other (income) expense, net	(176)	427	(1,076)	786
Income (loss) before income taxes	2,308	(8,133)	7,462	(11,093)
Income tax expense (benefit)	795	(887)	2,029	(1,659)
Net income (loss)	$1,513	$(7,246)	$5,433	$(9,434)
Income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$0.02	$(0.14)	$0.08	$(0.19)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.14)	$0.07	$(0.19)
Weighted average shares outstanding:
Weighted average number of shares used in computing net income (loss) per share, basic	65,580	50,374	64,614	50,255
Weighted average number of shares used in computing net income (loss) per share, diluted	73,391	50,374	72,881	50,255

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of comprehensive income (loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$1,513	$(7,246)	$5,433	$(9,434)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0, $0, $0 and $0, respectively)	(2,047)	1,154	(1,842)	1,511
Retirement related benefit plans (net of tax effect of $(17), $0, $(7) and $0, respectively)	118	(33)	106	(44)
Total other comprehensive income (loss)	(1,929)	1,121	(1,736)	1,467
Comprehensive income (loss)	$(416)	$(6,125)	$3,697	$(7,967)

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statement of changes in stockholders’ equity

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(166,499)	$(5,072)	$60,591
Net income	—	—	—	—	—	5,433	—	5,433
Follow-on public offering, net of offering costs of $370	5,731	1	(1,675)	(1)	135,201			135,201
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Conversion from Class B to Class A	1,662	—	(1,662)	—	—	—	—	—
Exercise of stock options	2,400	1	—	—	1,668	—	—	1,669
Stock-based compensation	—	—	—	—	650	—	—	650
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,842)	(1,842)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	106	106
Balance at June 30, 2018	36,518	$4	33,171	$3	$369,579	$(161,066)	$(6,808)	$201,712

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Consolidated statements of cash flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$5,433	$(9,434)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,525	5,084
Provision for bad debt	269	116
Stock-based compensation expense	650	14,037
Deferred income taxes	(283)	(3,679)
Other, net	(154)	34
Changes in assets and liabilities:
Accounts receivable	11,743	11,412
Prepaid expenses and other current assets	(2,927)	(3,850)
Other long-term assets	(278)	(2,567)
Accounts payable	335	955
Accrued compensation and benefits	73	(1,531)
Other accrued expenses and current liabilities	(4,496)	(2,331)
Deferred revenue	19,423	17,871
Net cash provided by operating activities	37,313	26,117
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(7,028)	(6,437)
Capital expenditures	(3,130)	(2,335)
Payments for acquisition of developed technology	(2,738)	(2,120)
Other investing activities, net	38	(28)
Net cash used in investing activities	(12,858)	(10,920)
FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock in follow-on public offering, net of underwriters' discounts and commissions	135,572	—
Proceeds from the exercise of stock options	1,668	476
Payments for follow-on public offering and initial public offering costs	(468)	(869)
Payments for redemption of common stock	(119)	(611)
Principal payments on long-term debt	(76)	(5,248)
Payments on revolving commitment	—	(53,564)
Borrowings under revolving commitment	—	44,227
Other financing activities	(147)	(20)
Net cash provided by (used in) financing activities	136,430	(15,609)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(877)	962
Net increase in cash, cash equivalents and restricted cash	160,008	550
Cash, cash equivalents and restricted cash at beginning of year	39,578	17,139
Cash, cash equivalents and restricted cash at end of period	$199,586	$17,689
Supplemental disclosure of cash flow:
Interest paid	$41	$1,163
Income taxes paid	$3,660	$2,352
Supplemental disclosure of non-cash investing and financing activities:
Capital leases	$1,010	$—
Property and equipment in accounts payable and other accrued expenses and current liabilities	$935	$155
Follow-on public offering costs in accounts payable	$88	$—
Promissory notes issued and deferred payment obligations for acquisitions	$278	$2,728
Issuance of common stock with put rights	$—	$2,345
Initial public offering costs in other long-term assets	$—	$1,522
Issuance of common stock in connection with acquisitions	$—	$415

See accompanying notes to consolidated financial statements.

Altair Engineering Inc. and subsidiaries

Notes to consolidated financial statements (unaudited)

1.	Organization and description of business

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

Follow-on public offering

In June 2018, the Company closed its follow-on public offering (the “Offering”), in which the Company issued and sold 4,056,004 shares of Class A common stock (inclusive of 763,424 shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock). The price per share to the public was $35.00. The Company received aggregate proceeds of $135.6 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.4 million.

The Offering also included the sale of 2,307,420 shares of Class A common stock by selling stockholders, giving effect to the conversion of 1,675,420 shares of the Company’s Class B common stock into an equivalent number of shares of Class A common stock and the exercise of 257,000 options to purchase Class A common stock. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders other than the $0.5 million in proceeds from exercises of stock options by certain selling stockholders.

2.	Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.   Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2017, included in the most recent Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results.  Management believes its assumptions and estimates are reasonable and appropriate.  However, actual results may differ from those estimates.  In addition, the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

There have been no material changes to Altair’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has concluded that all material transactions that have occurred that require disclosure or adjustments to the consolidated financial statements have been reported herein.  See Note 17 – Subsequent events for additional information.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$199,230	$39,213
Restricted cash included in other long-term assets	356	365
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$199,586	$39,578

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities.  The tax credit is deductible from French income tax and any excess is carried forward three years.  After three years, any unused credit may be reimbursed to the Company by the French government.  As of June 30, 2018, the Company had approximately $10.4 million in receivables from the French government related to CIR, of which $2.3 million is recorded in income tax receivable and the remaining $8.1 million is recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

Assets held for sale

Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. On March 30, 2018, the Company signed a letter of intent to sell the building that is used as the headquarters for the Company’s toggled subsidiary. A purchase agreement has been executed including provisions governing the lease back of a part of the facility primarily for continued use as a distribution center for toggled’s operational needs. As of June 30, 2018, the building and related assets of $2.1 million were recorded in prepaid expenses and other current assets. See Note 17 – Subsequent events for information regarding the sale of the building in August 2018.

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

Income (loss) per share

Basic income (loss) per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units (“RSUs”). Diluted income (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and RSUs under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted income (loss) per share amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$1,513	$(7,246)	$5,433	$(9,434)
Denominator:
Denominator for basic income (loss) per share—weighted average shares	65,580	50,374	64,614	50,255
Effect of dilutive securities, stock options and RSUs	7,811	—	8,267	—
Denominator for dilutive income (loss) per share	73,391	50,374	72,881	50,255
Net income (loss) per share attributable to common stockholders, basic	$0.02	$(0.14)	$0.08	$(0.19)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.14)	$0.07	$(0.19)

The computation of diluted income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For the three and six months ended June 30, 2018, there were no anti-dilutive shares excluded from the computation of income (loss) per share. For both the three and six months ended June 30, 2017, there were 9.6 million anti-dilutive shares excluded from the computation of income (loss) per share.

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

Accounting standards not yet adopted

The Company will cease to qualify as an emerging growth company (as defined in the Jumpstart Our Business Startups Act of 2012) as of December 31, 2018, therefore the public company adoption dates mentioned below will be applicable at that time.

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

Under existing GAAP, the Company does not have vendor-specific objective evidence (“VSOE”) of fair value for post-contract customer support (“PCS”) sold along with software products licenses; therefore, revenues for the software products licenses (including perpetual licenses), PCS and professional services, if applicable, are considered to be one accounting unit and, once all services have commenced, are recognized ratably over the remaining period of the arrangement (the longer of the contractual service term or PCS term). Under ASU 2014-09, the concept of assessing VSOE has been eliminated and the Company must estimate a fair value associated with each performance obligation within an arrangement. As a result, the Company expects the timing of revenue recognition to be accelerated because it anticipates that license revenue will be recognized at a point in time, rather than over time, which is its current practice. Generally, the license revenue component of an arrangement represents a significant portion of the overall fair value of a software arrangement. As a result, the Company expects the adoption of ASU 2014-09 to have a significant impact on the consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018, using the modified retrospective approach, which will be reflected in the December 31, 2018 financial statements. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

Financial Instruments—In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. For public business entities, ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements and related disclosures.

Leases—In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. For all other entities, including emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company plans to adopt this standard on January 1, 2019. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements and related disclosures.

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

Comprehensive Income – In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act, or the Tax Act, related to items in AOCI that the FASB refers to as having been stranded in AOCI. The new guidance may be applied retrospectively to each period in which the effect of the Tax Act is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the Tax Act was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI and permit the company the option to reclassify to retained earnings the tax effects resulting from the Tax Act that are stranded in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

Stock Compensation – In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower an entity’s cost and reduce volatility in the income statement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period, but not before an entity adopts ASC 606, Revenue from contracts with customers.

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

5.	Acquisitions

FluiDyna GmbH

In May 2018, the Company purchased the remaining equity interests in FluiDyna GmbH (“FluiDyna”) for aggregate consideration of EUR 2.2 million ($2.7 million).  Prior to the purchase of the remaining equity interests, the Company owned 24% of the outstanding equity interests in FluiDyna. The purchase price was allocated to assets and liabilities of FluiDyna based on the fair values of the assets acquired and liabilities assumed. The allocation included $2.2 million to intangibles, consisting of developed technology and customer relationships and $1.7 million to goodwill, which is not tax deductible. The financial results of FluiDyna have been included in the consolidated financial statements since the acquisition date.

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

FluiDyna developed NVIDIA CUDA and GPU-based Computational Fluid Dynamics (“CFD”) and numerical simulation technologies. The Company made an initial investment in FluiDyna in 2015. FluiDyna’s simulation software products ultraFluidx and nanoFluidx have been available to the Company’s customers through the Altair Partner Alliance and also offered as standalone licenses. ultraFluidX solves large scale internal and external aerodynamics problems for a broad class of problems including ultra-fast prediction and evaluation of vehicle, building, and environmental aerodynamics. nanoFluidX is a fluid dynamics simulation tool based on the smoothed particle hydrodynamics method to predict the flow in complex geometries with complex motion.

CANDI Controls, Inc.

In April 2018, the Company entered into an asset purchase agreement with California-based CANDI Controls, Inc. (“CANDI”) and acquired all the intellectual property assets of CANDI for $2.4 million. The sale was approved by the bankruptcy court on April 25, 2018, and the asset purchase was completed on April 26, 2018.

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

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$—	$—
Finished goods	1,786	1,980
Total inventory – net	$1,786	$1,980

7.	Property and equipment, net

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2018	2017
Land	$7,994	$7,994
Building and improvements	12,894	15,185
Computer equipment and software	35,137	32,103
Office furniture and equipment	6,820	6,751
Leasehold improvements	6,260	6,467
Total property and equipment	69,105	68,500
Less: accumulated depreciation and amortization	38,993	37,054
Property and equipment, net	$30,112	$31,446

Depreciation expense was $2.0 million and $3.6 million for the three and six months ended June 30, 2018, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2017, respectively.

8.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, are as follows (in thousands):

Balance at December 31, 2017	$62,706
Acquisitions	1,708
Purchase price adjustment	96
Effects of foreign currency translation	(1,247)
Balance at June 30, 2018	$63,263

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	June 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$29,333	$12,664	$16,669
Customer relationships	7 years	12,154	6,661	5,493
Other intangibles	10 years	129	55	74
Total definite-lived intangible assets		41,616	19,380	22,236
Indefinite-lived intangible assets:
Trade names		2,610		2,610
Total other intangible assets		$44,226	$19,380	$24,846

	December 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$25,947	$9,909	$16,038
Customer relationships	7 years	11,794	6,195	5,599
Other intangibles	10 years	143	57	86
Total definite-lived intangible assets		37,884	16,161	21,723
Indefinite-lived intangible assets:
Trade names		2,738		2,738
Total other intangible assets		$40,622	$16,161	$24,461

Amortization expense related to intangible assets was $2.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively, and $1.2 million and $2.1 million for the three and six months ended June 30, 2017, respectively.

9.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	June 30,	December 31,
	2018	2017
Accrued VAT	4,048	3,916
Accrued royalties	3,395	2,037
Accrued professional fees	2,849	2,500
Income taxes payable	1,941	3,724
Defined contribution plan liabilities	1,131	1,274
Government grants	829	712
Self-insurance and other insurance reserves	812	601
Billings in excess of cost	540	832
Related party liabilities	202	119
Other current liabilities	4,696	6,029
	$20,443	$21,744

The following table provides details of other long-term liabilities (in thousands):

	June 30,	December 31,
	2018	2017
Pension and other post retirement liabilities	$7,676	$7,670
Deferred tax liabilities	1,818	1,620
Other liabilities	3,980	8,357
	$13,474	$17,647

10.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 4,876,300 stock options with an exercise price of $0.000025 remain outstanding at June 30, 2018. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	6,441,972	$0.000025	19
Exercised	(1,565,672)	$0.000025
Forfeited	—	—
Outstanding at June 30, 2018	4,876,300	$0.000025	18
Exercisable at June 30, 2018	4,876,300	$0.000025	18

The total intrinsic value of the NSO Plan stock options exercised during the six months ended June 30, 2018 was $47.8 million.

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

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the periods indicated as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	888,864	$0.67	2.5
Exercised	(291,264)	$0.71
Forfeited	—	—
Outstanding at June 30, 2018	597,600	$0.65	1.9
Exercisable at June 30, 2018	597,600	$0.65	1.9

The total intrinsic value of the ISO Plan stock options exercised during the six months ended June 30, 2018 was $2.8 million.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2018, totaled $1.2 million, and is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	2,183,127	$3.74	7.3
Granted	—	—
Exercised	(542,784)	$2.68
Forfeited	(11,225)	$4.72
Outstanding at June 30, 2018	1,629,118	$4.08	7.4
Exercisable at June 30, 2018	883,429	$3.63	6.6

The total intrinsic value of the 2012 Plan stock options exercised during the six months ended June 30, 2018 was $15.4 million.

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 8,104,971 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

	Number of RSUs	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	—
Granted	203,701
Vested	—
Forfeited	—
Outstanding at June 30, 2018	203,701	9.8

The weighted average grant date fair value of the RSUs was $29.59 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2018, totaled $5.7 million, and is expected to be recognized over a weighted average period of four years.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue – software	$8	$11	$16	$16
Research and development	108	3,009	155	3,784
Sales and marketing	134	1,684	175	2,115
General and administrative	184	6,464	304	8,122
Total stock-based compensation expense	$434	$11,168	$650	$14,037

11.	Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange loss (gain)	$217	$473	$(580)	$917
Other	(393)	(46)	(496)	(131)
Other (income) expense, net	$(176)	$427	$(1,076)	$786

12.	Income taxes

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

The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected income (loss) before income taxes for the year, projections of the proportion of income (and/or loss) earned and taxed in respective tax jurisdictions, including applicable foreign taxes withheld at the source, permanent and temporary differences, and the likelihood of the realizability of deferred tax assets generated in the current year. Jurisdictions with a projected loss for the year or a year-to-date loss for which no tax benefit can be recognized due to a valuation allowance are excluded from the estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the composition and timing of actual earnings compared to annual projections. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained or the Company’s tax environment changes. To the extent that the expected annual effective income tax rate changes, the effect of the change on prior interim periods is included in the income tax provision in the period in which the change in estimate occurs.

The Company’s income tax expense (benefit) and effective tax rate for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit)	$795	$(887)	$2,029	$(1,659)
Effective tax rate	34%	11%	27%	15%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax loss of $2.1 million and $1.0 million and tax credits not benefited due to a valuation allowance of $0.9 million and $3.1 million for the three and six months ended June 30, 2018, respectively, compared to a United States pre-tax loss of $9.4 million and $14.9 million and non-deductible stock-based compensation expense of $7.5 million and $9.4 million for the three and six months ended June 30, 2017, respectively.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the US federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act when accounting for the enactment-date effects of the Tax Act.  At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act; however it has made reasonable estimates of the tax effects in certain situations.  In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law and certain aspects of the Tax Act are clarified by the taxing authorities. During the three months ended June 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to refine its calculations as additional analysis is completed.

The Tax Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet determined its accounting policy.  At June 30, 2018, because the Company is still evaluating the GILTI provisions and its analysis of future taxable income that is subject to GILTI, the Company has included GILTI related to current-year operations only in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.  The Company will continue to refine its calculations, which may result in changes to this expected impact.

13.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at December 31, 2017	$(3,374)	$(1,698)	$(5,072)
Other comprehensive income (loss) before reclassification	(1,842)	73	(1,769)
Amounts reclassified from accumulated other comprehensive loss	—	40	40
Tax effects	—	(7)	(7)
Other comprehensive income (loss)	(1,842)	106	(1,736)
Balance at June 30, 2018	$(5,216)	$(1,592)	$(6,808)

14.	Related party transactions

At June 30, 2018 and December 31, 2017, the Company had obligations to related parties for $0.2 million and $0.1 million, respectively, recorded in other accrued expenses and current liabilities.

At December 31, 2017, the Company had receivables from an entity for which the Company had an equity investment, FluiDyna, for $0.5 million recorded in other long-term assets. The Company acquired FluiDyna in May 2018; as a result, the receivable has been eliminated from the June 30, 2018 consolidated balance sheet. For additional information on the acquisition of FluiDyna, see Note 5 - Acquisitions.

15.	Commitments and contingencies

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

16.	Segment information

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

The Software reportable segment derives revenue from the sale and subscription of licenses for software products focused on the development and application of simulation technology to synthesize and optimize designs, processes and decisions for improved business performance. The Software segment also derives revenue from software support, upgrades, training and consulting services focused on product design and development expertise and analysis support from the component level up to complete product engineering at any stage of the lifecycle. To a much lesser extent, the Software segment also includes revenue from the sale of hardware products, primarily as a result of recent business acquisitions.

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

The following tables are in thousands:

Three Months Ended June 30, 2018	Software	CES	All other	Total
Revenue	$81,520	$12,417	$1,629	$95,566
Adjusted EBITDA	$6,720	$1,508	$(923)	$7,305

Three Months Ended June 30, 2017	Software	CES	All other	Total
Revenue	$67,804	$12,365	$1,477	$81,646
Adjusted EBITDA	$3,790	$1,713	$(1,356)	$4,147

Six Months Ended June 30, 2018	Software	CES	All other	Total
Revenue	$159,136	$24,497	$3,664	$187,297
Adjusted EBITDA	$13,872	$2,564	$(1,457)	$14,979

Six Months Ended June 30, 2017	Software	CES	All other	Total
Revenue	$130,872	$24,594	$3,062	$158,528
Adjusted EBITDA	$6,723	$2,742	$(2,409)	$7,056

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA to U.S. GAAP Income (loss) before income taxes:
Adjusted EBITDA	$7,305	$4,147	$14,979	$7,056
Stock-based compensation expense	(434)	(11,168)	(650)	(14,037)
Interest expense	(45)	(548)	(61)	(1,159)
Interest income and other (1)	(536)	2,046	719	2,131
Depreciation and amortization	(3,982)	(2,610)	(7,525)	(5,084)
Income (loss) before income taxes	$2,308	$(8,133)	$7,462	$(11,093)
(1)

Includes an impairment charge for royalty contracts resulting in $0.9 million and $1.8 million of expense for the three and six months ended June 30, 2018, respectively. Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the six months ended June 30, 2018 and the three and six months ended June 30, 2017.

17.	Subsequent events

Sale of building

On August 7, 2018, the Company consummated the sale of the building that is used as the headquarters for its toggled subsidiary. Under the terms of the purchase agreement, the Company entered into a three-year lease back of part of the facility, primarily for continued use as a distribution center for toggled’s operational needs. Net proceeds from the sale transaction were $6.5 million.

-Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Follow-on public offering

On June 11, 2018, we completed a follow-on public offering (the “Offering”) and sold 4,056,004 shares of Class A common stock at a public offering price of $35.00 per share for an aggregate offering price of $142.0 million. We received aggregate proceeds of $135.6 million from the Offering, net of underwriters’ discounts and commissions, before deducting offering costs of approximately $0.4 million.

The Offering also included the sale of 2,307,420 shares of Class A common stock by selling stockholders, giving effect to the conversion of 1,675,420 shares of the Company’s Class B common stock into an equivalent number of shares of Class A common stock and the exercise of 257,000 options to purchase Class A common stock. The Company did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders other than the $0.5 million in proceeds from exercises of stock options by certain selling stockholders.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. To present this information, the results for 2018 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2017. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue and Adjusted EBITDA are reflected in the table below. Amounts indicate a net positive impact from currency fluctuations.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2018	June 30, 2018
Revenue	$2,508	$7,206
Adjusted EBITDA	$722	$1,800

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

As part of our long-term growth strategy, we have made and plan to continue to explore and pursue selective acquisitions and strategic investments to complement and strengthen our product offerings, expand the functionality of our solutions, acquire technology or talent, or gain access to new customers and markets.  We acquired 22 companies or strategic technologies since 1996, including 11 since January 1, 2015.  We believe our ability to integrate expert teams and new IP into our organization, and quickly bring acquired products to market with our business model, is unique in the PLM market.

Business Segments

We have identified two reportable segments: Software and Client Engineering Services:

•

Software—our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, modeling and visualization tools, industrial and concept design tools, IoT platform and analytics tools, and high performance computing, or HPC, software applications and hardware products, as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis support from the component level up to complete product engineering at any stage of the lifecycle.

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

For additional information about our reportable segments and other businesses, see Note 16 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three and six months ended June 30, 2018 and 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Increase / (decrease)	Six Months Ended June 30,		Increase / (decrease)
(in thousands)	2018	2017	%	2018	2017	%
Revenue:
Software	$72,813	$59,600	22%	$140,956	$113,697	24%
Software related services	8,707	8,204	6%	18,180	17,175	6%
Total software	81,520	67,804	20%	159,136	130,872	22%
Client engineering services	12,417	12,365	—%	24,497	24,594	—%
Other	1,629	1,477	10%	3,664	3,062	20%
Total revenue	95,566	81,646	17%	187,297	158,528	18%
Cost of revenue:
Software	11,983	8,729	37%	22,905	17,633	30%
Software related services	6,512	7,114	(8%)	13,221	13,773	(4%)
Total software	18,495	15,843	17%	36,126	31,406	15%
Client engineering services	9,960	9,828	1%	20,160	19,969	1%
Other	1,001	1,247	(20%)	2,212	2,297	(4%)
Total cost of revenue	29,456	26,918	9%	58,498	53,672	9%
Gross profit	66,110	54,728	21%	128,799	104,856	23%
Operating expenses:
Research and development	24,744	22,838	8%	47,447	41,608	14%
Sales and marketing	20,183	19,428	4%	39,160	36,338	8%
General and administrative	17,412	21,201	(18%)	34,402	37,290	(8%)
Amortization of intangible assets	1,986	1,155	72%	3,926	2,098	87%
Other operating income	(392)	(2,736)	(86%)	(2,583)	(3,330)	(22%)
Total operating expenses	63,933	61,886	3%	122,352	114,004	7%
Operating income (loss)	2,177	(7,158)	NM	6,447	(9,148)	NM
Interest expense	45	548	(92%)	61	1,159	(95%)
Other (income) expense, net	(176)	427	NM	(1,076)	786	NM
Income (loss) before income taxes	2,308	(8,133)	NM	7,462	(11,093)	NM
Income tax expense (benefit)	795	(887)	NM	2,029	(1,659)	NM
Net income (loss)	$1,513	$(7,246)	NM	$5,433	$(9,434)	NM
Other financial information:
Billings(1)	$89,459	$85,960	4%	$204,052	$181,379	13%
Adjusted EBITDA(2)	$7,305	$4,147	76%	$14,979	$7,056	112%
Net cash provided by operating activities	$10,624	$6,915	54%	$37,313	$26,117	43%
Free cash flow(3)	$9,178	$5,549	65%	$34,183	$23,782	44%
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017:

	Three Months Ended June 30,		Change	Constant currency change(1)	Six Months Ended June 30,		Change	Constant currency change(1)
(dollars in thousands)	2018	2017	%	%	2018	2017	%	%
Revenue:
Software	$72,813	$59,600	22%	18%	$140,956	$113,697	24%	19%
Software related services	8,707	8,204	6%	2%	18,180	17,175	6%	—%
Total software	81,520	67,804	20%	16%	159,136	130,872	22%	16%
Client engineering services	12,417	12,365	—%	1%	24,497	24,594	—%	—%
Other	1,629	1,477	10%	10%	3,664	3,062	20%	20%
Total revenue	$95,566	$81,646	17%	14%	$187,297	$158,528	18%	14%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended June 30, 2018 and 2017

Revenue

Total revenue increased by $13.9 million, or 17%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily attributable to an increase in software revenue.

Software segment

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software revenue	$72,813	$59,600	$13,213	22%
As a percent of software segment revenue	89%	88%
As a percent of consolidated revenue	76%	73%

The 22% increase in our software revenue for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, contributions from recent acquisitions, licensing of units to new customers pursuant to new software license agreements and positive foreign currency effects.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software related services revenue	$8,707	$8,204	$503	6%
As a percent of software segment revenue	11%	12%
As a percent of consolidated revenue	9%	10%

The 6% increase in our software related services revenue for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily the result of fluctuations in foreign currencies.

Client engineering services segment

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Client engineering services revenue	$12,417	$12,365	$52	0%
As a percent of consolidated revenue	13%	15%

CES revenue was consistent for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.  Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other revenue	$1,629	$1,477	$152	10%
As a percent of consolidated revenue	2%	2%

The 10% increase in other revenue for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, was primarily due to increased revenue from toggled, our LED lighting business.

Cost of revenue

Software segment

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software revenue	$11,983	$8,729	$3,254	37%
As a percent of software revenue	16%	15%
As a percent of consolidated revenue	13%	11%

Cost of software revenue increased by $3.3 million, or 37%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase in the current year was due to increased employee compensation and related costs of $1.3 million, increased third party royalty costs of $0.6 million for software programs and $1.4 million in costs associated with operations of recent acquisitions that we did not have in our prior year results.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software related services revenue	$6,512	$7,114	$(602)	(8%)
As a percent of software related services revenue	75%	87%
As a percent of consolidated revenue	7%	9%

Cost of software related services revenue decreased by 8% for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in the current year was due to a reduction in headcount and improved utilization of personnel.

Client engineering services segment

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of client engineering services revenue	$9,960	$9,828	$132	1%
As a percent of client engineering services segment revenue	80%	79%
As a percent of consolidated revenue	10%	12%

Cost of CES revenue was consistent for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of other revenue	$1,001	$1,247	$(246)	(20%)
As a percent of other revenue	61%	84%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased by $0.2 million, or 20%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This was due to toggled’s decreased product unit costs coupled with higher product unit sales in the current quarter; product costs as a percentage of other revenue decreased primarily due to improved supply chain performance driven by higher unit volumes.

Gross profit

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Gross profit	$66,110	$54,728	$11,382	21%
As a percent of consolidated revenue	69%	67%

Gross profit increased by $11.4 million, or 21%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase in gross profit was primarily attributable to the growth of our software revenue of $13.2 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in aggregate.

Research and development

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Research and development	$24,744	$22,838	$1,906	8%
As a percent of consolidated revenue	26%	28%

Research and development expenses increased by $1.9 million, or 8%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily attributable to higher employee costs of $4.6 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. This increase was partially offset by a decrease in stock-based compensation expense of $2.9 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

Sales and marketing

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Sales and marketing	$20,183	$19,428	$755	4%
As a percent of consolidated revenue	21%	24%

Sales and marketing expenses increased by $0.8 million, or 4%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily attributable to a $2.0 million increase in employee costs resulting from annual compensation adjustments and an increase in our headcount. This increase was partially offset by a decrease in stock-based compensation expense of $1.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.

General and administrative

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
General and administrative	$17,412	$21,201	$(3,789)	(18%)
As a percent of consolidated revenue	18%	26%

General and administrative expenses decreased by $3.8 million, or 18%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This decrease was primarily attributable to increased employee costs, professional services fees and rent expense, offset by a $6.3 million decrease in stock-based compensation expense.

Amortization of intangible assets

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Amortization of intangible assets	$1,986	$1,155	$831	72%
As a percent of consolidated revenue	2%	1%

Amortization of intangible assets increased by $0.8 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This was attributable to an increase in the amortization of developed technology in the current year as a result of acquisitions.

Other operating income

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other operating income	$(392)	$(2,736)	$(2,344)	(86%)
As a percent of consolidated revenue	(0%)	(3%)

Other operating income decreased $2.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. For the three months ended June 30, 2018, we had an impairment charge for guaranteed royalty expense of $0.9 million related to our WEYV business. For the three months ended June 30, 2017, we had a non-recurring adjustment to income of $2.0 million for a change in estimated legal expenses.

Interest expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Interest expense	$45	$548	$(503)	(92%)
As a percent of consolidated revenue	—%	1%

Interest expense decreased $0.5 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in interest expense was a result of payoff of borrowings on our term loan and line of credit in the fourth quarter of the prior year.

Other (income) expense, net

	Three Months Ended June 30,			Period-to-period change
(in thousands)	2018	2017		$	%
Other (income) expense, net	$(176)	$427		$603	NM
As a percent of consolidated revenue	(0)%	—	~~%~~

Other (income) expense, net increased by $0.6 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was due to an increase in interest income and fluctuations in the United States dollar relative to other functional currencies during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

 Income tax expense (benefit)

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Income tax expense (benefit)	$795	$(887)	$1,682	NM

The effective tax rate was 34% and 11% for the three months ended June 30, 2018 and 2017, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax loss of $2.1 million and tax credits of $0.9 million not benefited due to a valuation allowance for the three months ended June 30, 2018, compared to a United States pre-tax loss of $9.4 million and non-deductible stock-based compensation expense of $7.5 million for the three months ended June 30, 2017.

Six months ended June 30, 2018 and 2017

Revenue

Total revenue increased by $28.8 million, or 18%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase was primarily attributable to an increase in software revenue.

Software segment

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software revenue	$140,956	$113,697	$27,259	24%
As a percent of software segment revenue	89%	87%
As a percent of consolidated revenue	75%	72%

The 24% increase in our software revenue for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, contributions from recent acquisitions, licensing of units to new customers pursuant to new software license agreements and positive foreign currency effects.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software related services revenue	$18,180	$17,175	$1,005	6%
As a percent of software segment revenue	11%	13%
As a percent of consolidated revenue	10%	11%

The 6% increase in our software related services revenue for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily the result of fluctuations in foreign currencies.

Client engineering services segment

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Client engineering services revenue	$24,497	$24,594	$(97)	(0%)
As a percent of consolidated revenue	13%	16%

CES revenue was consistent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.  Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other revenue	$3,664	$3,062	$602	20%
As a percent of consolidated revenue	2%	2%

The 20% increase in other revenue for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was primarily due to increased revenue from toggled, our LED lighting business.

Cost of revenue

Software segment

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software revenue	$22,905	$17,633	$5,272	30%
As a percent of software revenue	16%	16%
As a percent of consolidated revenue	12%	11%

Cost of software revenue increased by $5.3 million, or 30%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase in the current year was due to increased employee compensation and related costs of $2.3 million, increased third party royalty costs of $0.7 million for software programs and $2.2 million in costs associated with operations of recent acquisitions that we did not have in our prior year results.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software related services revenue	$13,221	$13,773	$(552)	(4%)
As a percent of software related services revenue	73%	80%
As a percent of consolidated revenue	7%	9%

Cost of software related services revenue decreased $0.6 million, or 4%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease in the current year was due to a reduction in headcount and improved utilization of personnel.

Client engineering services segment

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of client engineering services revenue	$20,160	$19,969	$191	1%
As a percent of client engineering services segment revenue	82%	81%
As a percent of consolidated revenue	11%	13%

Cost of CES revenue was consistent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017; however, the increase in cost as a percentage of CES revenue is reflective of higher costs relative to customer approved billing rates compared to the prior comparative period.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of other revenue	$2,212	$2,297	$(85)	(4%)
As a percent of other revenue	60%	75%
As a percent of consolidated revenue	1%	1%

Cost of other revenue was consistent for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. However, product costs as a percentage of other revenue decreased primarily due to improved supply chain performance driven by higher unit volumes.

Gross profit

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Gross profit	$128,799	$104,856	$23,943	23%
As a percent of consolidated revenue	69%	66%

Gross profit increased by $23.9 million, or 23%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase in gross profit was primarily attributable to the growth of our software revenue of $27.3 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in aggregate.

Research and development

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Research and development	$47,447	$41,608	$5,839	14%
As a percent of consolidated revenue	25%	26%

Research and development expenses increased by $5.8 million, or 14%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily attributable to higher employee costs of $8.8 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. This increase was partially offset by a decrease in stock-based compensation expense of $3.6 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Sales and marketing

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Sales and marketing	$39,160	$36,338	$2,822	8%
As a percent of consolidated revenue	21%	23%

Sales and marketing expenses increased by $2.8 million, or 8%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily attributable to higher employee costs of $4.1 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. This increase was partially offset by a decrease in stock-based compensation expense of $1.9 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

General and administrative

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
General and administrative	$34,402	$37,290	$(2,888)	(8%)
As a percent of consolidated revenue	18%	24%

General and administrative expenses decreased by $2.9 million, or 8%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This decrease was primarily attributable to increased employee costs, professional service fees, rent expense and software maintenance expense, offset by a $7.8 million decrease in stock-based compensation expense.

Amortization of intangible assets

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Amortization of intangible assets	$3,926	$2,098	$1,828	87%
As a percent of consolidated revenue	2%	1%

Amortization of intangible assets increased by $1.8 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This was attributable to an increase in the amortization of developed technology in the current year as a result of 2017 acquisitions.

Other operating income

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other operating income	$(2,583)	$(3,330)	$747	(22%)
As a percent of consolidated revenue	(1%)	(2%)

Other operating income decreased $0.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease was due to an impairment charge for guaranteed royalty expense of $1.8 million related to our WEYV business during the six months ended June 30, 2018, partially offset by an increase in grant income of $1.2 million in the current year.

Interest expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Interest expense	$61	$1,159	$(1,098)	(95%)
As a percent of consolidated revenue	0%	1%

Interest expense decreased $1.1 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The decrease in interest expense was a result of the payoff of borrowings on our term loan and line of credit in the fourth quarter of the prior year.

Other (income) expense, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other (income) expense, net	$(1,076)	$786	$1,862	NM
As a percent of consolidated revenue	(1%)	0%

Other (income) expense, net increased by $1.9 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was due to fluctuations in the United States dollar relative to other functional currencies during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

 Income tax expense (benefit)

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Income tax expense (benefit)	$2,029	$(1,659)	$3,688	NM

The effective tax rate was 27% and 15% for the six months ended June 30, 2018 and 2017, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax loss of $1.0 million and tax credits of $3.1 million not benefited due to a valuation allowance for the six months ended June 30, 2018, compared to a United States pre-tax loss of $14.9 million and non-deductible stock-based compensation expense of $9.4 million for the six months ended June 30, 2017.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Other financial data:
Billings	$89,459	$85,960	$204,052	$181,379
Adjusted EBITDA	$7,305	$4,147	$14,979	$7,056
Free Cash Flow	$9,178	$5,549	$34,183	$23,782

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue	$95,566	$81,646	$187,297	$158,528
Ending deferred revenue	156,517	136,780	156,517	136,780
Beginning deferred revenue	(162,624)	(132,466)	(139,762)	(113,929)
Billings	$89,459	$85,960	$204,052	$181,379

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$1,513	$(7,246)	$5,433	$(9,434)
Income tax expense (benefit)	795	(887)	2,029	(1,659)
Stock-based compensation expense	434	11,168	650	14,037
Interest expense	45	548	61	1,159
Interest income and other (1)	536	(2,046)	(719)	(2,131)
Depreciation and amortization	3,982	2,610	7,525	5,084
Adjusted EBITDA	$7,305	$4,147	$14,979	$7,056
(1)

Includes an impairment charge for royalty contracts resulting in $0.9 million and $1.8 million of expense for the three and six months ended June 30, 2018, respectively. Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the six months ended June 30, 2018 and three and six months ended June 30, 2017.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$37,313	$26,117
Capital expenditures	(3,130)	(2,335)
Free cash flow	$34,183	$23,782

Recurring Software License Rate.    A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license billings including all term-based, maintenance, and perpetual license billings from all customers for that period. For the six months ended June 30, 2018, our recurring software license rate was 90%.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services, proceeds from our initial public and follow-on offerings, and prior to the initial public offering, periodic draws on our credit facilities. At June 30, 2018, we had cash and cash equivalents totaling $199.2 million and net accounts receivable of $73.8 million. We believe that funds generated from operations, with cash and cash equivalents and the amounts available to us to borrow under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

As of June 30, 2018, we had no outstanding borrowings under the 2017 Credit Agreement, and there was $100.0 million available for future borrowing. The 2017 Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2017 Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2017 Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2017 Credit Agreement. In addition, the 2017 Credit Agreement contains financial covenants relating to maintaining a minimum interest coverage ratio of 3.0 to 1.0 and maximum leverage ratio of 3.0 to 1.0, as defined in the 2017 Credit Agreement. At June 30, 2018, we were in compliance with all financial covenants.

Cash flows

As of June 30, 2018, we had an aggregate of cash and cash equivalents of $199.2 million that was held for working capital purposes, acquisitions, and capital expenditures; $172.8 million of this aggregate amount was held in the United States and $24.9 million was held in the APAC and EMEA regions.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$37,313	$26,117
Net cash used in investing activities	(12,858)	(10,920)
Net cash provided by (used in) financing activities	136,430	(15,609)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(877)	962
Net increase in cash, cash equivalents and restricted cash	$160,008	$550

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2018 was $37.3 million, which reflects an increase of $11.2 million compared to the six months ended June 30, 2017. This increase was primarily a result of our improved financial performance and changes to our working capital position for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2018 was $12.9 million, which reflects an increase in cash used of $1.9 million compared to the six months ended June 30, 2017. This increase was the result of an increase in cash payments for capital expenditures, developed technology and acquisition of businesses in the six months ended June 30, 2018, as compared to the six months ended June 30, 2017.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $136.4 million, which reflects an increase in cash provided of $152.0 million compared to cash used of $15.6 million for the six months ended June 30, 2017. We received aggregate proceeds of $135.6 million from our follow-on public offering, net of underwriters’ discount and commissions. We had a decrease in net debt payments of $14.7 million for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $ $0.9 million for the six months ended June 30, 2018, compared to a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $1.0 million for the six months ended June 30, 2017.

2018 Employee Equity Program (“2018 EEP”)

Under the terms of the 2017 Equity Incentive Plan (“2017 Plan”), the Company intends to issue Restricted Stock Units (“RSUs”) to its senior executives, sales team, and other designated employees based upon a combination of factors including Company performance, tenure, position, geographic location, and individual performance related to the 2018 fiscal year. The determination of the actual number of the individual and aggregate number of RSUs to be awarded and subject to a four-year vesting period is expected to be finalized in early 2019 and remains subject to Compensation Committee approval at that time. Based upon expectations, potential dilution is expected to be below 1% for this future award of RSUs.

Contractual obligations and commitments

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance sheet arrangements

Through June 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses identified in connection with the audits of fiscal years 2017 and 2016 financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K, Part 1, Item 3, we are subject to litigation for which there were no material changes during the six months ended June 30, 2018.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The risk factor set forth below supplements the risk factors regarding our status as an emerging growth company previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

We will cease to qualify as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012) as of December 31, 2018, in which case we will be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002 and accelerated adoption of certain new accounting standards that may be difficult for us to satisfy in a timely fashion.

We will cease to qualify as an “emerging growth company”, or EGC, as of December 31, 2018 because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2018. As a result, we will be required to comply with the additional requirements associated with no longer being an EGC, as described in our Annual Report on Form 10-K for the year ended December 31, 2017, including the requirements for accelerated adoption of certain new accounting standards and the requirement that our independent registered public accounting firm express an opinion as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. Section 404(b) of that Act will require that we file our independent registered public accounting firm's attestation report on our internal controls over financial reporting. We are in the process of planning for the accelerated adoption of new accounting standards as well as designing, documenting or implementing the incremental internal controls over financial reporting required to comply with these obligations, which will be time consuming, costly and complicated. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

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

Initial public offering

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

ALTAIR ENGINEERING INC.

Date: August 9, 2018	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)