Form 10-Q
period 2018-09-30
Altair Engineering Inc.
filed 2018-11-08
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

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

On October 26, 2018 there were 38,157,669 shares of the registrant’s Class A common stock outstanding and 32,170,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(In thousands, except per share data)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,413	$39,213
Accounts receivable, net	69,046	86,635
Inventory, net	1,234	1,980
Income tax receivable	9,841	6,054
Prepaid expenses and other current assets	12,149	10,006
Total current assets	289,683	143,888
Property and equipment, net	29,679	31,446
Goodwill	62,905	62,706
Other intangible assets, net	22,329	24,461
Deferred tax assets	7,837	8,351
Other long-term assets	15,580	17,019
TOTAL ASSETS	$428,013	$287,871
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$400	$232
Accounts payable	5,592	4,880
Accrued compensation and benefits	28,750	26,560
Obligations for acquisition of businesses	831	13,925
Other accrued expenses and current liabilities	20,222	21,744
Deferred revenue	136,991	130,122
Total current liabilities	192,786	197,463
Long-term debt, net of current portion	670	178
Deferred revenue, non-current	9,722	9,640
Other long-term liabilities	13,036	17,647
TOTAL LIABILITIES	216,214	224,928
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 38,120 and 26,725 shares as of September 30, 2018 and December 31, 2017, respectively	4	2
Class B common stock, authorized 41,203 shares, issued and outstanding 32,171 and 36,508 shares as of September 30, 2018 and December 31, 2017, respectively	3	4
Additional paid-in capital	370,402	232,156
Accumulated deficit	(153,759)	(166,499)
Accumulated other comprehensive loss	(7,203)	(5,072)
TOTAL STOCKHOLDERS’ EQUITY	209,447	60,591
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$428,013	$287,871

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue
Software	$71,302	$63,208	$212,258	$176,905
Software related services	8,692	8,574	26,872	25,749
Total software	79,994	71,782	239,130	202,654
Client engineering services	12,155	11,477	36,652	36,071
Other	1,722	1,679	5,386	4,741
Total revenue	93,871	84,938	281,168	243,466
Cost of revenue
Software	9,831	9,166	32,736	26,799
Software related services	6,352	6,457	19,573	20,230
Total software	16,183	15,623	52,309	47,029
Client engineering services	9,817	9,231	29,977	29,200
Other	1,204	1,448	3,416	3,745
Total cost of revenue	27,204	26,302	85,702	79,974
Gross profit	66,667	58,636	195,466	163,492
Operating expenses:
Research and development	24,301	27,590	71,748	69,198
Sales and marketing	19,275	22,345	58,435	58,683
General and administrative	17,234	29,175	51,636	66,465
Amortization of intangible assets	1,739	1,189	5,665	3,287
Other operating income	(4,850)	(735)	(7,433)	(4,065)
Total operating expenses	57,699	79,564	180,051	193,568
Operating income (loss)	8,968	(20,928)	15,415	(30,076)
Interest expense	31	634	92	1,793
Other (income) expense, net	(970)	52	(2,046)	838
Income (loss) before income taxes	9,907	(21,614)	17,369	(32,707)
Income tax expense	2,600	8,012	4,629	6,353
Net income (loss)	$7,307	$(29,626)	$12,740	$(39,060)
Income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$0.10	$(0.59)	$0.19	$(0.78)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.59)	$0.17	$(0.78)
Weighted average shares outstanding:
Weighted average number of shares used in computing net income (loss) per share, basic	70,001	50,606	66,429	50,374
Weighted average number of shares used in computing net income (loss) per share, diluted	76,709	50,606	74,182	50,374

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$7,307	$(29,626)	$12,740	$(39,060)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0, $0, $0 and $0, respectively)	(431)	(11)	(2,273)	1,500
Retirement related benefit plans (net of tax effect of $(9), $41, $(16) and $41, respectively)	36	52	142	8
Total other comprehensive income (loss)	(395)	41	(2,131)	1,508
Comprehensive income (loss)	$6,912	$(29,585)	$10,609	$(37,552)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(166,499)	$(5,072)	$60,591
Net income	—	—	—	—	—	12,740	—	12,740
Follow-on public offering, net of offering costs of $370	5,731	1	(1,675)	(1)	135,201	—	—	135,201
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Conversion from Class B to Class A	2,662	—	(2,662)	—	—	—	—	—
Exercise of stock options	3,002	1	—	—	1,928	—	—	1,929
Stock-based compensation	—	—	—	—	1,213	—	—	1,213
Foreign currency translation, net of tax	—	—	—	—	—	—	(2,273)	(2,273)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	142	142
Balance at September 30, 2018	38,120	$4	32,171	$3	$370,402	$(153,759)	$(7,203)	$209,447

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
OPERATING ACTIVITIES:
Net income (loss)	$12,740	$(39,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,895	7,895
Provision for bad debt	455	517
Stock-based compensation expense	1,213	39,302
Gain on sale of assets held for sale and other	(4,544)	(20)
Impairment of intangible assets	608	—
Deferred income taxes	(300)	(4,793)
Other, net	(116)	169
Changes in assets and liabilities:
Accounts receivable	15,674	12,016
Prepaid expenses and other current assets	(6,334)	431
Other long-term assets	36	(11,024)
Accounts payable	796	(1,583)
Accrued compensation and benefits	2,650	(211)
Other accrued expenses and current liabilities	(4,626)	6,122
Deferred revenue	11,275	7,694
Net cash provided by operating activities	40,422	17,455
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(15,950)	(15,582)
Proceeds from sale of assets held for sale and other	6,613	20
Capital expenditures	(5,333)	(4,367)
Payments for acquisition of developed technology	(2,738)	(2,120)
Other investing activities, net	—	(29)
Net cash used in investing activities	(17,408)	(22,078)
FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock in follow-on public offering, net of underwriters' discounts and commissions	135,572	—
Proceeds from the exercise of stock options	1,929	476
Payments for follow-on public offering and initial public offering costs	(541)	(2,595)
Payments for redemption of common stock	(119)	(918)
Principal payments on long-term debt	(101)	(8,392)
Payments on revolving commitment	—	(71,676)
Borrowings under revolving commitment	—	86,270
Other financing activities	(226)	(31)
Net cash provided by financing activities	136,514	3,134
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,354)	1,301
Net increase (decrease) in cash, cash equivalents and restricted cash	158,174	(188)
Cash, cash equivalents and restricted cash at beginning of year	39,578	17,139
Cash, cash equivalents and restricted cash at end of period	$197,752	$16,951
Supplemental disclosure of cash flow:
Interest paid	$70	$1,722
Income taxes paid	$5,900	$4,154
Supplemental disclosure of non-cash investing and financing activities:
Capital leases	$995	$—
Property and equipment in accounts payable	$228	$144
Follow-on public offering costs in accounts payable	$15	$—
Promissory notes issued and deferred payment obligations for acquisitions	$278	$12,440
Issuance of common stock in connection with acquisitions	$—	$8,712
Issuance of common stock with put rights	$—	$2,352
Initial public offering costs in other long-term assets	$—	$866

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.   Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2017, included in the most recent Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results.  Management believes its assumptions and estimates are reasonable and appropriate.  However, actual results may differ from those estimates.  In addition, the results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$197,413	$39,213
Restricted cash included in other long-term assets	339	365
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$197,752	$39,578

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities.  The tax credit is deductible from French income tax and any excess is carried forward three years.  After three years, any unused credit may be reimbursed to the Company by the French government.  As of September 30, 2018, the Company had approximately $11.1 million in receivables from the French government related to CIR, of which $3.6 million is recorded in income tax receivable and the remaining $7.5 million is recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

Mezzanine equity

In 2017, the Company issued 200,000 shares of Class A common stock to a third party as partial consideration for the purchase of developed technology. These shares have a put right that can be exercised by the holder five years from date of purchase at $12.50 per share that requires the shares to be recorded at fair value at the issuance date and classified as mezzanine equity in the consolidated balance sheet. The put right option is terminated if the shareholders sell their shares. Classification of the of instrument shall remain as mezzanine equity until one of the following three events take place: (1) shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$7,307	$(29,626)	$12,740	$(39,060)
Denominator:
Denominator for basic income (loss) per share— weighted average shares	70,001	50,606	66,429	50,374
Effect of dilutive securities, stock options and RSUs	6,708	—	7,753	—
Denominator for dilutive income (loss) per share	76,709	50,606	74,182	50,374
Net income (loss) per share attributable to common stockholders, basic	$0.10	$(0.59)	$0.19	$(0.78)
Net income (loss) per share attributable to common stockholders, diluted	$0.10	$(0.59)	$0.17	$(0.78)

The computation of diluted income (loss) per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For the three and nine months ended September 30, 2018, there were no anti-dilutive shares excluded from the computation of income (loss) per share. For the three and nine months ended September 30, 2017, respectively, there were 10.1 million and 9.8 million anti-dilutive shares excluded from the computation of income (loss) per share.

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

Under existing GAAP, the Company does not have vendor-specific objective evidence (“VSOE”) of fair value for post-contract customer support (“PCS”) sold along with software products licenses; therefore, revenues for the software products licenses (including perpetual licenses), PCS and professional services, if applicable, are considered to be one accounting unit and, once all services have commenced, are recognized ratably over the remaining period of the arrangement (the longer of the contractual service term or PCS term). Under ASU 2014-09, the concept of assessing VSOE has been eliminated and the Company must determine standalone selling price and allocate transaction price associated with each performance obligation within an arrangement. As a result, the Company expects the timing of revenue recognition to be accelerated because it anticipates that license revenue will be recognized at a point in time, rather than over time, which is its current practice. Generally, the license revenue component of an arrangement represents a significant portion of the overall transaction price of a software arrangement. As a result, the Company expects the adoption of ASU 2014-09 to have a significant impact on the consolidated financial statements. The Company plans to adopt this standard effective January 1, 2018, using the modified retrospective approach, which will be reflected in the December 31, 2018 financial statements. The Company is currently evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

Derivatives and Hedging – In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU amends the current guidance to simplify the application of the hedge accounting guidance. For public business entities, the amendments are effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2017-12 is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

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

Stock Compensation – In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date, which may lower an entity’s cost and reduce volatility in the income statement. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other entities, including emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including in an interim period, but not before an entity adopts ASC 606, Revenue from contracts with customers. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements and related disclosures.

Fair Value – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements, by removing, modifying, or adding certain disclosures. The amendments are effective for all entities for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Retirement Benefits – In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits- Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for defined benefit pension or other postretirement plans. For public business entities, the amendments are effective for fiscal years ending after December 15, 2020. For all other entities, including emerging growth companies, the amendments are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

Intangibles – In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU clarifies and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, including emerging growth companies, the amendments are effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

FluiDyna GmbH

In May 2018, the Company purchased the remaining equity interests in FluiDyna GmbH (“FluiDyna”) for aggregate consideration of EUR 2.2 million ($2.7 million).  Prior to the purchase of the remaining equity interests, the Company owned 24% of the outstanding equity interests in FluiDyna. The purchase price was allocated to assets and liabilities of FluiDyna based on the fair values of the assets acquired and liabilities assumed. The allocation included $2.1 million to intangibles, consisting of developed technology and customer relationships and $1.8 million to goodwill, which is not tax deductible. The financial results of FluiDyna have been included in the consolidated financial statements since the acquisition date.

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

Inventory consists of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products.

7.	Property and equipment, net

Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2018	2017
Land	$7,994	$7,994
Building and improvements	13,041	15,185
Computer equipment and software	34,438	32,103
Office furniture and equipment	7,297	6,751
Leasehold improvements	6,757	6,467
Total property and equipment	69,527	68,500
Less: accumulated depreciation and amortization	39,848	37,054
Property and equipment, net	$29,679	$31,446

On August 7, 2018, the Company consummated the sale of the building that was used as the headquarters for its toggled subsidiary. The building was previously recorded as a held for sale asset and had a book value of $2.1 million as of June 30, 2018.  In connection with the sale of the building, the Company entered into a three-year lease back of part of the building, primarily for continued use as a distribution center for toggled’s operational needs. The Company recognized a gain of $4.4 million which is included in other operating income for the three and nine months ended September 30, 2018.

Depreciation expense was $1.6 million and $5.2 million for the three and nine months ended September 30, 2018, respectively, and $1.6 million and $4.6 million for the three and nine months ended September 30, 2017, respectively.

8.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, are as follows (in thousands):

Balance at December 31, 2017	$62,706
Acquisitions	1,768
Effects of foreign currency translation and other	(1,569)
Balance at September 30, 2018	$62,905

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$29,081	$13,942	$15,139
Customer relationships	7 years	12,080	6,925	5,155
Other intangibles	10 years	125	55	70
Total definite-lived intangible assets		41,286	20,922	20,364
Indefinite-lived intangible assets:
Trade names		1,965		1,965
Total other intangible assets		$43,251	$20,922	$22,329

	December 31, 2017
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4 years	$25,947	$9,909	$16,038
Customer relationships	7 years	11,794	6,195	5,599
Other intangibles	10 years	143	57	86
Total definite-lived intangible assets		37,884	16,161	21,723
Indefinite-lived intangible assets:
Trade names		2,738		2,738
Total other intangible assets		$40,622	$16,161	$24,461

Amortization expense related to intangible assets was $1.7 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2018, the Company completed an impairment test of indefinite-lived trade names. This test was triggered by the Company’s decision during the September 30, 2018 quarter to rename and rebrand certain products.  Upon completion of the impairment test, the Company recorded an impairment charge of $0.6 million which is included in other operating income for the three and nine months ended September 30, 2018.

9.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2018	2017
Accrued professional fees	3,561	2,500
Accrued VAT	3,104	3,916
Income taxes payable	2,159	3,724
Accrued royalties	2,122	2,037
Defined contribution plan liabilities	1,285	1,274
Government grants	818	712
Self-insurance and other insurance reserves	798	601
Billings in excess of cost	379	832
Related party liabilities	—	119
Other current liabilities	5,996	6,029
	$20,222	$21,744

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2018	2017
Pension and other post retirement liabilities	$7,939	$7,670
Deferred tax liabilities	1,710	1,620
Other liabilities	3,387	8,357
	$13,036	$17,647

10.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 4,372,856 stock options with an exercise price of $0.000025 remain outstanding at September 30, 2018. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards granted under the NSO plan will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	6,441,972	$0.000025	19.0
Exercised	(2,069,116)	$0.000025
Forfeited	—	—
Outstanding and exercisable at September 30, 2018	4,372,856	$0.000025	17.7

The total intrinsic value of the NSO Plan stock options exercised during the nine months ended September 30, 2018 was $67.2 million.

Incentive and nonqualified stock-based plan

Also in 2001, the Company established the Incentive and Nonqualified Stock-based Plan (“ISO Plan”) which was terminated in 2011 and was authorized to issue nonqualified stock options (“NQSO”) and incentive stock options (“ISO”) exercisable for an aggregate amount totaling 11,153,872 shares of Class A common stock. The NQSO grants could be issued at less than the fair market value at date of grant under the terms of the ISO Plan, while ISO grants were issued at a price equal to or greater than the fair market value at date of grant. Options generally vested over a two to three-year period. All options have a contractual term of ten years from the date of grant.

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the periods indicated as follows:

	Number of Options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	888,864	$0.67	2.5
Exercised	(341,644)	$0.70
Forfeited	—	—
Outstanding and exercisable at September 30, 2018	547,220	$0.65	1.7

The total intrinsic value of the ISO Plan stock options exercised during the nine months ended September 30, 2018 was $4.7 million.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2018, totaled $1.0 million, and is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	2,183,127	$3.74	7.3
Granted	—	—
Exercised	(590,067)	$2.74
Forfeited	(13,530)	$4.79
Outstanding at September 30, 2018	1,579,530	$4.10	7.1
Exercisable at September 30, 2018	840,310	$3.64	6.3

The total intrinsic value of the 2012 Plan stock options exercised during the nine months ended September 30, 2018 was $17.1 million.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

	Number of RSUs	Weighted average remaining contractual term (years)
Outstanding at January 1, 2018	—
Granted	228,201
Vested	(1,000)
Forfeited	(16,070)
Outstanding at September 30, 2018	211,131	3.5

The weighted average grant date fair value of the RSUs was $30.99 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2018, totaled $6.3 million, and is expected to be recognized over a weighted average period of four years.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue – software	$8	$326	$24	$342
Research and development	175	6,711	330	10,495
Sales and marketing	140	4,045	315	6,160
General and administrative	240	14,183	544	22,305
Total stock-based compensation expense	$563	$25,265	$1,213	$39,302

11.	Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange loss (gain)	$(152)	$105	$(732)	$1,022
Other	(818)	(53)	(1,314)	(184)
Other (income) expense, net	$(970)	$52	$(2,046)	$838

12.	Income taxes

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

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense	$2,600	$8,012	$4,629	$6,353
Effective tax rate	26%	(37%)	27%	(19%)

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax income of $7.4 million and $6.4 million and tax credits not benefited due to a valuation allowance of $4.5 million and $7.5 million for the three and nine months ended September 30, 2018, respectively, compared to a United States pre-tax loss of $25.5 million and $40.5 million and non-deductible stock-based compensation expense of $15.6 million and $24.9 million for the three and nine months ended September 30, 2017, respectively.

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the Tax Act. At September 30, 2018, the Company had not completed its accounting for the tax effects of the Tax Act; however, it has made reasonable estimates of the tax effects. During the three months ended September 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of its deferred balances. At December 31, 2017, the Company originally recorded a provisional amount for its one-time transition tax of $4.2 million, which was expected to be substantially offset by available foreign tax credits. During the three months ended September 30, 2018, the Company revised its estimate of the provisional amount of the one-time transition tax. Upon further analyses of certain aspects of the Tax Act and refinement of its calculations during the three months ended September 30, 2018, the Company increased its provisional amount of transition tax by approximately $0.6 million. This resulted in no change to income tax expense due to the impact of foreign tax credits. In all cases, the Company is continuing to make and refine its federal and state calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the Tax Act and certain aspects of the Tax Act are clarified by the taxing authorities.

The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company has made sufficient progress in its calculation to reasonably estimate the tax expense related to GILTI for the year ended December 31, 2018,and included it in the Estimated Annual Effective Tax Rate. The impact of GILTI resulted in no incremental tax expense for the quarter ended September 30, 2018 due to net operating loss carryforwards, foreign tax credits and a full valuation allowance on U.S. net deferred tax assets. The Company will continue to refine its calculations, which may result in changes to the expected impact for 2018.

The Company maintains its assertion on a provisional basis that it intends to continue to indefinitely reinvest the gross book-tax differences in its foreign consolidated subsidiaries. However, the Company records deferred foreign taxes on gross book-tax basis differences to the extent of foreign distributable reserves for certain foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis differences in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

13.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at December 31, 2017	$(3,374)	$(1,698)	$(5,072)
Other comprehensive income (loss) before reclassification	(2,273)	105	(2,168)
Amounts reclassified from accumulated other comprehensive loss	—	53	53
Tax effects	—	(16)	(16)
Other comprehensive income (loss)	(2,273)	142	(2,131)
Balance at September 30, 2018	$(5,647)	$(1,556)	$(7,203)

14.	Related party transactions

At September 30, 2018, the Company had no obligations to related parties. At December 31, 2017, the Company had obligations to related parties for $0.1 million recorded in other accrued expenses and current liabilities.

At December 31, 2017, the Company had receivables from an entity for which the Company had an equity investment, FluiDyna, for $0.5 million recorded in other long-term assets. The Company acquired FluiDyna in May 2018; as a result, the receivable has been eliminated from the September 30, 2018 consolidated balance sheet. For additional information on the acquisition of FluiDyna, see Note 5 - Acquisitions.

15.	Commitments and contingencies

MSC Litigation

In July 2007, MSC Software Corporation filed a lawsuit against the Company alleging misappropriation of trade secrets, breach of confidentiality and other claims. On April 10, 2014, a jury returned a verdict against the Company. The Company challenged the verdict and on November 13, 2014, a judge vacated all but $0.4 million of the judgment and ordered a new trial on damages. On December 13, 2017, the court granted Altair’s motion for summary judgment and dismissed MSC’s claim of trade secret misappropriation. On January 5, 2018, MSC filed a notice of appeal of the final judgment entered on December 13, 2017 and prior orders in this action to the Sixth Circuit Court of Appeals. On January 19, 2018, Altair filed a cross-appeal. The Sixth Circuit referred the case to mediation. On August 28, 2018, the parties filed stipulations of dismissal with both the District Court and the Court of Appeals. The matter is settled.

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

The following tables are in thousands:

Three Months Ended September 30, 2018	Software	CES	All other	Total
Revenue	$79,994	$12,155	$1,722	$93,871
Adjusted EBITDA	$8,946	$1,407	$(866)	$9,487

Three Months Ended September 30, 2017	Software	CES	All other	Total
Revenue	$71,782	$11,477	$1,679	$84,938
Adjusted EBITDA	$7,278	$1,432	$(1,667)	$7,043

Nine Months Ended September 30, 2018	Software	CES	All other	Total
Revenue	$239,130	$36,652	$5,386	$281,168
Adjusted EBITDA	$22,818	$3,971	$(2,323)	$24,466

Nine Months Ended September 30, 2017	Software	CES	All other	Total
Revenue	$202,654	$36,071	$4,741	$243,466
Adjusted EBITDA	$14,001	$4,174	$(4,076)	$14,099

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA to U.S. GAAP Income (loss) before income taxes:
Adjusted EBITDA	$9,487	$7,043	$24,466	$14,099
Stock-based compensation expense	(563)	(25,265)	(1,213)	(39,302)
Interest expense	(31)	(634)	(92)	(1,793)
Interest income and other (1)	4,384	53	5,103	2,184
Depreciation and amortization	(3,370)	(2,811)	(10,895)	(7,895)
Income (loss) before income taxes	$9,907	$(21,614)	$17,369	$(32,707)
(1)

Includes a) gain on the sale of a building for $4.4 million for the three and nine months ended September 30, 2018, b) impairment charges for royalty contracts and trade names resulting in $0.8 million and $2.6 million of expense for the three and nine months ended September 30, 2018, and c) a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for both the nine months ended September 30, 2018 and September 30, 2017.

17.	Subsequent events

Acquisition of SIMSOLID

In October 2018, the Company acquired all of the outstanding capital stock of SIMSOLID Corporation, a Canadian corporation (“SIMSOLID”), for aggregate consideration of $22.1 million.  The consideration consisted of cash in the amount of $12.0 million, 145,000 shares of the Company’s Class A common stock and commitments (through convertible notes and contractual covenants) to issue an additional 145,000 shares of the Company’s Class A common stock (collectively, the “Deferred Shares”), one half of which will be issued on the first business day following the one year anniversary of the closing date and one half of which will be issued on the first business day following the two year anniversary of the closing date, subject to acceleration in the event of a change of control of the Company and subject to reduction as a set-off to any indemnification obligations.

SIMSOLID works on full-fidelity computer-aided design, or CAD, assemblies to provide fast, accurate, and robust structural simulation without requiring geometry simplification, cleanup, or meshing. The SIMSOLID computational engine is a commercial implementation of novel and unpublished mathematics based on extensions to the theory of external approximations. SIMSOLID controls solution accuracy using multi-pass adaptive analysis, which the Company believes makes the SIMSOLID solution extremely fast, accurate and memory efficient.

Amendment to revolving credit agreement

Effective October 31, 2018, the Company increased its revolving commitment available under the 2017 Credit Agreement from $100.0 million to $150.0 million.  The $50.0 million accordion remains available under the terms of the 2017 Credit Agreement. There were no other material changes to the terms of the 2017 Credit Agreement.

Acquisition of Datawatch

On November 5, 2018, the Company and Datawatch Corporation (“Datawatch”) announced the signing of a definitive merger agreement under which the Company has agreed to acquire Datawatch. Under the terms of the agreement, the Company will pay $13.10 per share in cash, representing a fully diluted equity value of approximately $176.0 million. The transaction was unanimously approved by the Boards of Directors of both companies.

Under the terms of the definitive merger agreement, the Company will commence a tender offer within ten business days of the execution of the merger agreement to acquire all of the outstanding shares of common stock of Datawatch for $13.10 per share in cash. This represents a 35% percent premium to the closing price of Datawatch’s common stock on November 2, 2018. The tender offer is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of Datawatch common stock and the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Following the closing of the tender offer, a wholly-owned subsidiary of Altair will merge with and into Datawatch, with each share of Datawatch common stock that has not been tendered being converted into the right to receive the same $13.10 per share in cash offered in the tender offer.

Funding for the transaction will come primarily from cash, coupled with utilization of borrowings under the Company’s existing credit facility.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability to acquire new customers because of the difficulty in predicting our software sales cycles;
•	reduced spending on product design and development activities by our customers;
•	our dependence on annual renewals of our software licenses;
•	our ability to maintain or protect our intellectual property;
•	our ability to retain key executive members;
•	our ability to internally develop new inventions and intellectual property;
•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•	demand for our software by customers other than simulation engineering specialists and in additional industry verticals;
•	acceptance of our business model by investors;
•	our susceptibility to factors affecting the automotive industry where we derive a substantial portion of our revenues;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our susceptibility to foreign currency risks that arise because of our substantial international operations; and
•	the significant quarterly fluctuations of our results.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. To present this information, the results for 2018 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2017. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Adjusted EBITDA, and Billings are reflected in the table below. Positive amounts indicate a net positive impact from currency fluctuations.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2018
Revenue	$(923)	$6,283
Adjusted EBITDA	$69	$1,870
Billings	$(4,040)	$(3,801)

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

As part of our long-term growth strategy, we have made and plan to continue to explore and pursue selective acquisitions and strategic investments to complement and strengthen our product offerings, expand the functionality of our solutions, acquire technology or talent, or gain access to new customers and markets.  We acquired 23 companies or strategic technologies since 1996, including 12 since January 1, 2015.  We believe our ability to integrate expert teams and new IP into our organization, and quickly bring acquired products to market with our business model, is unique in the PLM market.

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

Results of operations

Comparison of the three and nine months ended September 30, 2018 and 2017

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands)	2018	2017	%	2018	2017	%
Revenue:
Software	$71,302	$63,208	13%	$212,258	$176,905	20%
Software related services	8,692	8,574	1%	26,872	25,749	4%
Total software	79,994	71,782	11%	239,130	202,654	18%
Client engineering services	12,155	11,477	6%	36,652	36,071	2%
Other	1,722	1,679	3%	5,386	4,741	14%
Total revenue	93,871	84,938	11%	281,168	243,466	15%
Cost of revenue:
Software	9,831	9,166	7%	32,736	26,799	22%
Software related services	6,352	6,457	(2%)	19,573	20,230	(3%)
Total software	16,183	15,623	4%	52,309	47,029	11%
Client engineering services	9,817	9,231	6%	29,977	29,200	3%
Other	1,204	1,448	(17%)	3,416	3,745	(9%)
Total cost of revenue	27,204	26,302	3%	85,702	79,974	7%
Gross profit	66,667	58,636	14%	195,466	163,492	20%
Operating expenses:
Research and development	24,301	27,590	(12%)	71,748	69,198	4%
Sales and marketing	19,275	22,345	(14%)	58,435	58,683	—%
General and administrative	17,234	29,175	(41%)	51,636	66,465	(22%)
Amortization of intangible assets	1,739	1,189	46%	5,665	3,287	72%
Other operating income	(4,850)	(735)	560%	(7,433)	(4,065)	83%
Total operating expenses	57,699	79,564	(27%)	180,051	193,568	(7%)
Operating income (loss)	8,968	(20,928)	NM	15,415	(30,076)	NM
Interest expense	31	634	(95%)	92	1,793	(95%)
Other (income) expense, net	(970)	52	NM	(2,046)	838	NM
Income (loss) before income taxes	9,907	(21,614)	NM	17,369	(32,707)	NM
Income tax expense	2,600	8,012	(68%)	4,629	6,353	(27%)
Net income (loss)	$7,307	$(29,626)	NM	$12,740	$(39,060)	NM
Other financial information:
Billings(1)	$84,067	$76,423	10%	$288,119	$257,802	12%
Adjusted EBITDA(2)	$9,487	$7,043	35%	$24,466	$14,099	74%
Net cash provided by operating activities	$3,109	$(8,662)	NM	$40,422	$17,455	132%
Free cash flow(3)	$906	$(10,694)	NM	$35,089	$13,088	168%
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017:

	Three Months Ended September 30,		Change	Constant currency change(1)	Nine Months Ended September 30,		Change	Constant currency change(1)
(dollars in thousands)	2018	2017	%	%	2018	2017	%	%
Revenue:
Software	$71,302	$63,208	13%	14%	$212,258	$176,905	20%	17%
Software related services	8,692	8,574	1%	3%	26,872	25,749	4%	1%
Total software	79,994	71,782	11%	13%	239,130	202,654	18%	15%
Client engineering services	12,155	11,477	6%	6%	36,652	36,071	2%	2%
Other	1,722	1,679	3%	3%	5,386	4,741	14%	14%
Total revenue	$93,871	$84,938	11%	12%	$281,168	$243,466	15%	13%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended September 30, 2018 and 2017

Revenue

Total revenue increased by $8.9 million, or 11%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase was primarily attributable to an increase in software revenue.

Software segment

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software revenue	$71,302	$63,208	$8,094	13%
As a percent of software segment revenue	89%	88%
As a percent of consolidated revenue	76%	74%

The 13% increase in our software revenue for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, licensing of units to new customers pursuant to new software license agreements, and contributions from recent acquisitions.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software related services revenue	$8,692	$8,574	$118	1%
As a percent of software segment revenue	11%	12%
As a percent of consolidated revenue	9%	10%

Software related services revenue was relatively consistent for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Client engineering services segment

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Client engineering services revenue	$12,155	$11,477	$678	6%
As a percent of consolidated revenue	13%	14%

The 6% increase in CES revenue for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, was primarily due to an increase in demand for our consulting services. Headcount in the CES business increased 8% in the current quarter, as compared to the prior year.  Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other revenue	$1,722	$1,679	$43	3%
As a percent of consolidated revenue	2%	2%

Other revenue was essentially unchanged for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Cost of revenue

Software segment

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software revenue	$9,831	$9,166	$665	7%
As a percent of software revenue	14%	15%
As a percent of consolidated revenue	10%	11%

Cost of software revenue increased by $0.7 million, or 7%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase in the current year period was due to $0.7 million in costs associated with operations of recent acquisitions that we did not have in our prior year results.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software related services revenue	$6,352	$6,457	$(105)	(2%)
As a percent of software related services revenue	73%	75%
As a percent of consolidated revenue	7%	8%

Cost of software related services revenue decreased by 2% for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in the current year period was due to a reduction in headcount driven by improved utilization of personnel.

Client engineering services segment

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of client engineering services revenue	$9,817	$9,231	$586	6%
As a percent of client engineering services segment revenue	81%	80%
As a percent of consolidated revenue	10%	11%

Cost of CES revenue increased $0.6 million, or 6%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was due to compensation expenses associated with a larger number of placements to meet customer demand.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of other revenue	$1,204	$1,448	$(244)	(17%)
As a percent of other revenue	70%	86%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased by $0.2 million, or 17%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This was due to a decrease in third party royalty costs in the current quarter.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Gross profit	$66,667	$58,636	$8,031	14%
As a percent of consolidated revenue	71%	69%

Gross profit increased by $8.0 million, or 14%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase in gross profit was primarily attributable to the growth of our software revenue of $8.1 million driven by the factors described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Research and development	$24,301	$27,590	$(3,289)	(12%)
As a percent of consolidated revenue	26%	32%

Research and development expenses decreased by $3.3 million, or 12%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. While employee costs were higher by $3.3 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions, this increase was offset by a decrease in stock-based compensation expense of $6.5 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Sales and marketing	$19,275	$22,345	$(3,070)	(14%)
As a percent of consolidated revenue	21%	26%

Sales and marketing expenses decreased by $3.1 million, or 14%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. While employee costs increased by $1.6 million resulting from annual compensation adjustments and an increase in our headcount, this increase was offset by a decrease in stock-based compensation expense of $3.9 million and a $0.4 million decrease in our sales and marketing campaigns for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
General and administrative	$17,234	$29,175	$(11,941)	(41%)
As a percent of consolidated revenue	18%	34%

General and administrative expenses decreased by $11.9 million, or 41%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This decrease was primarily attributable to a $13.9 million decrease in stock-based compensation expense offset by a $1.5 million increase in professional services fees.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Amortization of intangible assets	$1,739	$1,189	$550	46%
As a percent of consolidated revenue	2%	1%

Amortization of intangible assets increased by $0.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This was attributable to an increase in the amortization of developed technology in the current year period as a result of acquisitions.

Other operating income

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other operating income	$(4,850)	$(735)	$4,115	560%
As a percent of consolidated revenue	(5%)	(1%)

Other operating income increased $4.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase is primarily attributable to a gain on the sale of a building for $4.4 million partially offset by an impairment of trade names for $0.6 million as a result of rebranding certain products in the current year period.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Interest expense	$31	$634	$(603)	(95%)
As a percent of consolidated revenue	—%	1%

Interest expense decreased $0.6 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The decrease in interest expense was a result of the payoff of borrowings on our term loan and line of credit in the fourth quarter of 2017.

Other (income) expense, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other (income) expense, net	$(970)	$52	$1,022	NM
As a percent of consolidated revenue	(1)%	—%

Other (income) expense, net increased by $1.0 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was due to an increase of $0.8 million in interest income and $0.2 million fluctuations in the United States dollar relative to other functional currencies during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

 Income tax expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Income tax expense	$2,600	$8,012	$(5,412)	(68%)

The effective tax rate was 26% and (37%) for the three months ended September 30, 2018 and 2017, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax income of $7.4 million and tax credits of $4.5 million not benefited due to a valuation allowance for the three months ended September 30, 2018, compared to a United States pre-tax loss of $25.5 million and non-deductible stock-based compensation expense of $15.6 million for the three months ended September 30, 2017.

Nine months ended September 30, 2018 and 2017

Revenue

Total revenue increased by $37.7 million, or 15%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase was primarily attributable to an increase in software revenue.

Software segment

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software revenue	$212,258	$176,905	$35,353	20%
As a percent of software segment revenue	89%	87%
As a percent of consolidated revenue	75%	73%

The 20% increase in our software revenue for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, licensing of units to new customers pursuant to new software license agreements, contributions from recent acquisitions, and positive foreign currency effects.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Software related services revenue	$26,872	$25,749	$1,123	4%
As a percent of software segment revenue	11%	13%
As a percent of consolidated revenue	10%	11%

The 4% increase in our software related services revenue for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily the result of fluctuations in foreign currencies.

Client engineering services segment

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Client engineering services revenue	$36,652	$36,071	$581	2%
As a percent of consolidated revenue	13%	15%

CES revenue was relatively consistent for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other revenue	$5,386	$4,741	$645	14%
As a percent of consolidated revenue	2%	2%

The 14% increase in other revenue for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, was primarily due to increased revenue from toggled, our LED lighting business.

Cost of revenue

Software segment

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software revenue	$32,736	$26,799	$5,937	22%
As a percent of software revenue	15%	15%
As a percent of consolidated revenue	12%	11%

Cost of software revenue increased by $5.9 million, or 22%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase in the current year period was due to increased employee compensation and related costs of $2.4 million, increased third party royalty costs of $0.9 million for software programs and $2.9 million in costs associated with operations of recent acquisitions that we did not have in our prior year results.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of software related services revenue	$19,573	$20,230	$(657)	(3%)
As a percent of software related services revenue	73%	79%
As a percent of consolidated revenue	7%	8%

Cost of software related services revenue decreased $0.7 million, or 3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in the current year period was due to a reduction in headcount driven by improved utilization of personnel.

Client engineering services segment

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of client engineering services revenue	$29,977	$29,200	$777	3%
As a percent of client engineering services segment revenue	82%	81%
As a percent of consolidated revenue	11%	12%

Cost of CES revenue increased $0.8 million, or 3%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was due to compensation expenses associated with a larger number of placements to meet customer demand.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Cost of other revenue	$3,416	$3,745	$(329)	(9%)
As a percent of other revenue	63%	79%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased $0.3 million, or 9%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease is due to a $0.6 million decrease in third party royalties, partially offset by a $0.4 million increase in manufacturing costs for our LED lighting business.

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Gross profit	$195,466	$163,492	$31,974	20%
As a percent of consolidated revenue	70%	67%

Gross profit increased by $32.0 million, or 20%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase in gross profit was primarily attributable to the growth of our software revenue of $35.4 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Research and development	$71,748	$69,198	$2,550	4%
As a percent of consolidated revenue	26%	28%

Research and development expenses increased by $2.6 million, or 4%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily attributable to higher employee costs of $12.1 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. This increase was partially offset by a decrease in stock-based compensation expense of $10.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Sales and marketing	$58,435	$58,683	$(248)	—%
As a percent of consolidated revenue	21%	24%

Sales and marketing expenses decreased by $0.2 million, or less than 1%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease was primarily attributable to a decrease in stock-based compensation expense of $5.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, partially offset by higher employee costs of $5.5 million resulting from annual compensation adjustments and an increase in our headcount.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
General and administrative	$51,636	$66,465	$(14,829)	(22%)
As a percent of consolidated revenue	18%	27%

General and administrative expenses decreased by $14.8 million, or 22%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease was primarily attributable to a $21.8 million decrease in stock-based compensation expense, partially offset by a $1.8 million increase in professional service fees, a $1.8 million increase in employee compensation costs, a $0.8 million increase in rent expense, a $0.7 increase in software maintenance expense, a $0.5 million increase in costs from being a public company, and a $0.4 million increase in insurance

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Amortization of intangible assets	$5,665	$3,287	$2,378	72%
As a percent of consolidated revenue	2%	1%

Amortization of intangible assets increased by $2.4 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This was attributable to an increase in the amortization of developed technology in the current year period as a result of 2017 and 2018 acquisitions.

Other operating income

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other operating income	$(7,433)	$(4,065)	$(3,368)	83%
As a percent of consolidated revenue	(3%)	(2%)

Other operating income increased $3.4 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase is attributable to a gain on the sale of a building for $4.4 million and an increase in grant income of $1.1 million in the current year period. These increases were partially offset by impairment charges for guaranteed royalty expense of $2.0 million related to our WEYV business, and impairment of trade names for $0.6 million as a result of rebranding certain products.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Interest expense	$92	$1,793	$(1,701)	(95%)
As a percent of consolidated revenue	—%	1%

Interest expense decreased $1.7 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The decrease in interest expense was a result of the payoff of borrowings on our term loan and line of credit in the fourth quarter of 2017.

Other (income) expense, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Other (income) expense, net	$(2,046)	$838	$(2,884)	NM
As a percent of consolidated revenue	(1%)	—%

Other (income) expense, net increased by $2.9 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was due to fluctuations in the United States dollar relative to other functional currencies during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, and an increase in interest income of $1.1 million in the current year period.

 Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2018	2017	$	%
Income tax expense	$4,629	$6,353	$(1,724)	(27%)

The effective tax rate was 27% and (19%) for the nine months ended September 30, 2018 and 2017, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2018 as compared to 2017, primarily related to United States pre-tax income of $6.4 million and tax credits of $7.5 million not benefited due to a valuation allowance for the nine months ended September 30, 2018, compared to a United States pre-tax loss of $40.5 million and non-deductible stock-based compensation expense of $24.9 million for the nine months ended September 30, 2017.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Other financial data:
Billings	$84,067	$76,423	$288,119	$257,802
Adjusted EBITDA	$9,487	$7,043	$24,466	$14,099
Free Cash Flow	$906	$(10,694)	$35,089	$13,088

Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period. Given that we generally bill our customers at the time of sale, but typically recognize a majority of the related revenue ratably over time, management believes that Billings is a meaningful way to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers.

We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and others, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairment charges and other special items as determined by management. Our management team believes that Adjusted EBITDA is a meaningful measure of performance as it is commonly utilized by management and the investment community to analyze operating performance in our industry.

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$93,871	$84,938	$281,168	$243,466
Ending deferred revenue	146,713	130,464	146,713	130,464
Beginning deferred revenue	(156,517)	(136,780)	(139,762)	(113,929)
Acquisition related deferred revenue	—	(2,199)	—	(2,199)
Billings	$84,067	$76,423	$288,119	$257,802

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$7,307	$(29,626)	$12,740	$(39,060)
Income tax expense	2,600	8,012	4,629	6,353
Stock-based compensation expense	563	25,265	1,213	39,302
Interest expense	31	634	92	1,793
Interest income and other (1)	(4,384)	(53)	(5,103)	(2,184)
Depreciation and amortization	3,370	2,811	10,895	7,895
Adjusted EBITDA	$9,487	$7,043	$24,466	$14,099
(1)

Includes a) gain on the sale of a building for $4.4 million for the three and nine months ended September 30, 2018, b) an impairment charge for royalty contracts and trade names resulting in $0.8 million and $2.6 million of expense for the three and nine months ended September 30, 2018, and c) a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for both the nine months ended September 30, 2018 and September 30, 2017.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$40,422	$17,455
Capital expenditures	(5,333)	(4,367)
Free cash flow	$35,089	$13,088

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license billings including all term-based, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2018, our recurring software license rate was 90%.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services, proceeds from our initial public and follow-on offerings, and prior to the initial public offering, periodic draws on our credit facilities. At September 30, 2018, we had cash and cash equivalents totaling $197.4 million and net accounts receivable of $69.1 million. We believe that funds generated from operations, with cash and cash equivalents and the amounts available to us to borrow under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Acquisition of Datawatch

On November 5, 2018, the Company and Datawatch Corporation (“Datawatch”) announced the signing of a definitive merger agreement under which the Company has agreed to acquire Datawatch. Under the terms of the agreement, the Company will pay $13.10 per share in cash, representing a fully diluted equity value of approximately $176.0 million. Funding for the transaction will come primarily from cash, coupled with utilization of borrowings under the Company’s existing credit facility. See Note 17 – Subsequent events for further discussion on the acquisition of Datawatch.

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

Effective October 31, 2018, we increased the revolving commitment available under the 2017 Credit Agreement from $100.0 million to $150.0 million.  The $50.0 million accordion remains available under the terms of the 2017 Credit Agreement. There were no other material changes to the terms of the 2017 Credit Agreement.

As of September 30, 2018, we had no outstanding borrowings under the 2017 Credit Agreement, and there was $100.0 million available for future borrowing. The 2017 Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2017 Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2017 Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2017 Credit Agreement. In addition, the 2017 Credit Agreement contains financial covenants relating to maintaining a minimum interest coverage ratio of 3.0 to 1.0 and maximum leverage ratio of 3.0 to 1.0, as defined in the 2017 Credit Agreement. At September 30, 2018, we were in compliance with all financial covenants.

Cash flows

As of September 30, 2018, we had an aggregate of cash and cash equivalents of $197.4 million that was held for working capital purposes, acquisitions, and capital expenditures; $172.8 million of this aggregate amount was held in the United States and $22.9 million was held in the APAC and EMEA regions.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$40,422	$17,455
Net cash used in investing activities	(17,408)	(22,078)
Net cash provided by financing activities	136,514	3,134
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,354)	1,301
Net increase (decrease) in cash, cash equivalents and restricted cash	$158,174	$(188)

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2018 was $40.4 million, which reflects an increase of $23.0 million compared to the nine months ended September 30, 2017. This increase was primarily a result of our improved financial performance and changes to our working capital position for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $17.4 million, which reflects a decrease in cash used of $4.7 million compared to the nine months ended September 30, 2017. This decrease was primarily the result of cash received from the sale of a building in the nine months ended September 30, 2018.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $136.5 million, which reflects an increase in cash provided of $133.4 million compared the nine months ended September 30, 2017. We received aggregate proceeds of $135.6 million from our follow-on public offering, net of underwriters’ discount and commissions. We had a decrease in net borrowings of $6.3 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Additionally, we had a $1.5 million increase in cash from the exercise of stock options and a decrease in the payment of offering costs of $2.0 million in the current year.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $1.4 million for the nine months ended September 30, 2018, compared to a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $1.3 million for the nine months ended September 30, 2017.

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

Off-balance sheet arrangements

Through September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

To date, we have not entered into any foreign currency hedging contracts since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Interest Rate Risk

Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses identified in connection with the audits of fiscal years 2017 and 2016 financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K, Part 1, Item 3, we are subject to litigation for which there were no material changes during the nine months ended September 30, 2018, except as noted below.

MSC Litigation

On July 5, 2007, MSC Software Corporation, or MSC, filed a lawsuit against us and certain of our named employees in the United States District Court for the Eastern District of Michigan, asserting, among other things, that we and certain of our employees misappropriated alleged trade secrets that certain of our employees breached contractual non-solicitation and confidentiality obligations owed to MSC and that we tortiously interfered with MSC’s contractual relations with these employees. In April 2014, a jury returned a $26.1 million verdict against us on three trade secrets claims and a tortious interference claim as well as against certain of our employees for breach of contractual obligations to MSC. In November 2014, this verdict was partially vacated except for damages of $425,000 related to the employment matters, and the Court ordered a new trial on damages for the trade secrets claims. On December 13, 2017, the court granted Altair’s motion for summary judgment and dismissed MSC’s claim of trade secret misappropriation. On January 5, 2018, MSC filed a notice of appeal of the final judgment entered on December 13, 2017 and prior orders in this action to the Sixth Circuit Court of Appeals. On January 19, 2018, Altair filed a cross-appeal. The Sixth Circuit referred the case to mediation. On August 28, 2018, the parties filed stipulations of dismissal with both the District Court and the Court of Appeals. The matter is settled.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The risk factor set forth below supplements the risk factors regarding our status as an emerging growth company previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, and as updated by our Quarterly Report on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

We will cease to qualify as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012) as of December 31, 2018, in which case we will be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002 and accelerated adoption of certain new accounting standards that may be difficult for us to satisfy in a timely fashion.

We will cease to qualify as an “emerging growth company”, or EGC, as of December 31, 2018 because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2018. As a result, we will be required to comply with the additional requirements associated with no longer being an EGC, as described in our Annual Report on Form 10-K for the year ended December 31, 2017, including the requirements for accelerated adoption of certain new accounting standards and the requirement that our independent registered public accounting firm express an opinion as to the effectiveness of our internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. Section 404(b) of that Act will require that we file our independent registered public accounting firm's attestation report on our internal controls over financial reporting. We are preparing for the accelerated adoption of new accounting standards as well as designing, documenting and implementing the incremental internal controls over financial reporting required to comply with these obligations, which has been and is expected to continue to be time consuming, costly and complicated. Our evaluation and testing to date has identified areas requiring further analysis, work and remediation. In light of the volume of work to be performed, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion.

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

ALTAIR ENGINEERING INC.

Date: November 8, 2018	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)