Form 10-Q
period 2019-03-31
Altair Engineering Inc.
filed 2019-05-09
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock $0.0001 par value per share	ALTR	The NASDAQ Stock Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 22, 2019 there were 39,011,887 shares of the registrant’s Class A common stock outstanding and 32,088,924 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,771	$35,345
Accounts receivable, net	88,358	96,803
Inventory, net	3,389	1,964
Income tax receivable	8,137	4,431
Prepaid expenses and other current assets	15,976	15,491
Total current assets	155,631	154,034
Property and equipment, net	33,524	30,153
Operating lease right of use assets	29,892	—
Goodwill	210,714	210,532
Other intangible assets, net	68,469	69,836
Deferred tax assets	1,978	1,373
Other long-term assets	18,658	17,288
TOTAL ASSETS	$518,866	$483,216
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$453	$331
Accounts payable	6,569	8,357
Accrued compensation and benefits	28,643	31,740
Current portion of operating lease liabilities	9,464	—
Other accrued expenses and current liabilities	31,910	27,565
Deferred revenue	66,030	59,765
Total current liabilities	143,069	127,758
Long-term debt, net of current portion	15,686	31,417
Operating lease liabilities, net of current portion	21,744	—
Deferred revenue, non-current	6,511	6,754
Other long-term liabilities	27,811	28,153
TOTAL LIABILITIES	214,821	194,082
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 38,760 and 38,349 shares as of March 31, 2019 and December 31, 2018, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 32,171 and 32,171 shares as of March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	381,159	379,832
Accumulated deficit	(68,986)	(82,005)
Accumulated other comprehensive loss	(10,487)	(11,052)
TOTAL STOCKHOLDERS’ EQUITY	301,693	286,782
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$518,866	$483,216

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenue
License	$76,621	$66,935
Maintenance and other services	26,670	22,734
Total software	103,291	89,669
Software related services	9,772	9,473
Total software and related services	113,063	99,142
Client engineering services	12,050	12,080
Other	2,746	2,035
Total revenue	127,859	113,257
Cost of revenue
License	5,821	3,730
Maintenance and other services	8,531	7,192
Total software	14,352	10,922
Software related services	6,518	6,709
Total software and related services	20,870	17,631
Client engineering services	9,800	10,200
Other	2,215	1,211
Total cost of revenue	32,885	29,042
Gross profit	94,974	84,215
Operating expenses:
Research and development	27,516	22,703
Sales and marketing	26,451	18,627
General and administrative	20,329	16,990
Amortization of intangible assets	3,528	1,940
Other operating income	(617)	(2,191)
Total operating expenses	77,207	58,069
Operating income	17,767	26,146
Interest expense	270	16
Other expense (income), net	390	(900)
Income before income taxes	17,107	27,030
Income tax expense	4,088	2,346
Net income	$13,019	$24,684
Income per share:
Net income per share attributable to common stockholders, basic	$0.18	$0.39
Net income per share attributable to common stockholders, diluted	$0.17	$0.34
Weighted average shares outstanding:
Weighted average number of shares used in computing net income per share, basic	70,786	63,638
Weighted average number of shares used in computing net income per share, diluted	76,720	72,390

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$13,019	$24,684
Other comprehensive income, net of tax:
Foreign currency translation (net of tax effect of $0 and $0, respectively)	337	1,255
Retirement related benefit plans (net of tax effect of $0 and $10, respectively)	228	(12)
Total other comprehensive income	565	1,243
Comprehensive income	$13,584	$25,927

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2019	38,349	$4	32,171	$3	$379,832	$(82,005)	$(11,052)	$286,782
Net income	—	—	—	—	—	13,019	—	13,019
Exercise of stock options	397	—	—	—	458	—	—	458
Vesting of restricted stock	14	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	869	—	—	869
Foreign currency translation, net of tax	—	—	—	—	—	—	337	337
Retirement related benefit plans, net of tax	—	—	—	—	—	—	228	228
Balance at March 31, 2019	38,760	$4	32,171	$3	$381,159	$(68,986)	$(10,487)	$301,693

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(166,499)	$(5,072)	$60,591
Cumulative effect of an accounting change	—	—	—	—	—	70,779	—	70,779
Net income	—	—	—	—	—	24,684	—	24,684
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Exercise of stock options	632	1	—	—	300	—	—	301
Stock-based compensation	—	—	—	—	216	—	—	216
Foreign currency translation, net of tax	—	—	—	—	—	—	1,255	1,255
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2018	27,357	3	36,508	4	232,576	(71,036)	(3,829)	157,718

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$13,019	$24,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,194	3,543
Provision for bad debt	120	65
Stock-based compensation expense	1,212	216
Deferred income taxes	(654)	271
Other, net	4	(7)
Changes in assets and liabilities:
Accounts receivable	7,678	4,492
Prepaid expenses and other current assets	(5,755)	(1,091)
Other long-term assets	(1,516)	116
Accounts payable	(1,792)	510
Accrued compensation and benefits	(2,815)	(1,560)
Other accrued expenses and current liabilities	4,093	(3,545)
Operating lease right-of-use assets and liabilities, net	286	—
Deferred revenue	6,241	(1,005)
Net cash provided by operating activities	25,315	26,689
INVESTING ACTIVITIES:
Capital expenditures	(4,583)	(1,684)
Payments for acquisition of developed technology	(344)	(353)
Payments for acquisition of businesses, net of cash acquired	—	(1,199)
Other investing activities, net	2	23
Net cash used in investing activities	(4,925)	(3,213)
FINANCING ACTIVITIES:
Payments on revolving commitment	(68,395)	—
Borrowings under revolving commitment	52,289	—
Proceeds from the exercise of stock options	458	302
Payments for initial public offering costs	—	(186)
Other financing activities	(119)	(111)
Net cash (used in) provided by financing activities	(15,767)	5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	495
Net increase in cash, cash equivalents and restricted cash	4,447	23,976
Cash, cash equivalents and restricted cash at beginning of year	35,685	39,578
Cash, cash equivalents and restricted cash at end of period	$40,132	$63,554
Supplemental disclosure of cash flow:
Interest paid	$225	$10
Income taxes paid	$2,327	$2,143
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$488	$565
Property and equipment in accounts payable	$295	$736

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global technology company providing software and cloud solutions in the areas of product design and development, high performance computing and data intelligence. Altair enables organization across broad industry segments to complete more effectively in a connected world while creating a more sustainable future. The Company is headquartered in Troy, Michigan.

2.	Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.   Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2018, included in the most recent Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results.  Management believes its assumptions and estimates are reasonable and appropriate.  However, actual results may differ from those estimates.  In addition, the results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for any future period.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and its related amendments, on January 1, 2019. See Note 3 – Recent accounting guidance and Note 9 – Leases for additional information. There have been no other material changes to Altair’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Adoption of ASC 606, Revenue from Contracts with Customers

In the fourth quarter of fiscal 2018, the Company adopted ASC 606 effective on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the three months ended March 31, 2018, have been modified to reflect the adoption of ASC 606 on January 1, 2018.

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

Reclassifications

Certain prior period amounts included in the 2018 consolidated statement of operations has been reclassified to conform to the current year presentation.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, the incremental borrowing rate used in the valuation of lease liabilities, the determination of the period of benefit for capitalized costs to obtain a contract, provision for doubtful accounts, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, retirement obligations, useful lives of intangible assets, revenue for fixed price contracts, valuation of common stock, and stock-based compensation. Actual results could differ from those estimates.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$39,771	$35,345
Restricted cash included in other long-term assets	361	340
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$40,132	$35,685

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

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities.  The tax credit is deductible from French income tax and any excess is carried forward three years.  After three years, any unused credit may be reimbursed to the Company by the French government.  As of March 31, 2019, the Company had approximately $11.1 million receivable from the French government related to CIR, of which $1.4 million was recorded in income tax receivable and the remaining $9.7 million was recorded in other long-term assets. As of December 31, 2018, the Company had approximately $11.7 million receivable from the French government related to CIR, of which $2.6 million was recorded in income tax receivable and the remaining $9.1 million was recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

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

Classification of the of instrument shall remain as mezzanine equity until one of the following three events take place: (1) shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument. As none of these events have taken place as of March 31, 2019, the classification remains as mezzanine equity.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt, net of current portion on the consolidated balance sheets.

Income per share

Basic income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units (“RSUs”). Diluted income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and RSUs under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted income per share amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$13,019	$24,684
Denominator:
Denominator for basic income per share— weighted average shares	70,786	63,638
Effect of dilutive securities, stock options and RSUs	5,934	8,752
Denominator for dilutive income per share	76,720	72,390
Net income per share attributable to common stockholders, basic	$0.18	$0.39
Net income per share attributable to common stockholders, diluted	$0.17	$0.34

The computation of diluted income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For each of the three months ended March 31, 2019 and 2018, there were no anti-dilutive shares excluded from the computation of income per share.

3.	Recent accounting guidance

Accounting standards adopted

Leases —In February 2016, the Financial Accounting Standard Board, or “FASB”, issued Accounting Standards Update, or “ASU”, No. 2016-02, Leases (ASC 842). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 and its related amendments, on January 1, 2019 and elected the optional transition method and the package of practical expedients on adoption. Accordingly, the prior period comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods (ASC 840), including the disclosure requirements. The most significant impact of the adoption of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet. On adoption, the Company recognized operating liabilities associated with leases of $30.1 million and corresponding ROU assets of $29.1 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 9 – Leases for further discussion. The Company’s accounting for finance leases (previously referred to as capital leases prior to the adoption of ASC 842) remained substantially unchanged. The standard had no impact on the Company’s consolidated net income or cash flows.

Derivatives and Hedging – In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, this ASU amends the current guidance to simplify the application of the hedge accounting guidance. The Company adopted ASU 2017-12 on January 1, 2019. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Comprehensive Income – In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Jobs Act, or the “Tax Act”, related to items in AOCI that the FASB refers to as having been stranded in AOCI. The Company adopted this guidance on January 1, 2019 and elected not to reclassify amounts stranded in AOCI. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified. The adoption of ASU 2018-02 did not have a material effect on the Company’s consolidated financial statements.

Stock Compensation – In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this guidance on January 1, 2019, which did not have a material effect on the Company’s consolidated financial statements.

Accounting standards not yet adopted

Credit Losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU significantly changes how entities will measure credit losses on most financial assets. This guidance is effective for annual periods beginning after 15 December 2019, and interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.

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

Retirement Benefits – In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits- Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for defined benefit pension or other postretirement plans. The amendments are effective for fiscal years ending after December 15, 2020; early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Intangibles – In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU clarifies and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years; early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

4.	Revenue from contracts with customers

Revenue recognition

Software revenue

Revenue is derived principally from the licensing of software products and from related maintenance contracts. The Company enters into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.

Revenue from term-based software licenses is classified as software revenue. Term-based licenses are sold only as a bundled arrangement that includes the rights to a term software license and post-contract customer support (PCS), which includes unspecified technical enhancements and customer support. Maximizing the use of observable inputs, the Company determined that a majority of the estimated standalone selling prices of the term-based license is attributable to the term license and a minority is attributable to the PCS. The license component is classified as license revenue and recognized as revenue upon the later of delivery of the licensed product or the beginning of the license period. PCS is classified as maintenance and other services and is recognized ratably over the term of the contract, as the Company provides the PCS benefit over time as a stand ready to perform obligation.

In addition to term-based software licenses, the Company sells perpetual licenses. Software revenue is recognized upon the later of delivery of the licensed product or the beginning of the license period. Typically, the Company’s perpetual licenses are sold with PCS. The Company allocates value in bundled perpetual and PCS arrangements based on the value relationship between the software license and maintenance. Revenue from PCS is classified as maintenance and other services and is recognized ratably over the term of the contract, as the Company satisfies the PCS performance obligation over time as a stand ready to perform obligation.

Revenue from training, consulting and other services is recognized as the services are performed, and is classified as maintenance and other services in the consolidated statement of operations. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, the Company recognizes revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, point-in-time training and consulting), the Company measures the progress toward completion of the obligations and recognizes revenue accordingly. In measuring progress towards the completion of performance obligations, the Company typically utilizes output-based estimates for services with fixed fee arrangements, and estimates output based on the total tasks completed as compared to the total tasks required for each contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.

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

The Company’s contracts do not include a significant financing component requiring adjustment to the transaction price. Payment terms vary by contract type; however, arrangements typically stipulate a requirement for the customer to pay within 30 days.

The Company rarely enters into agreements to modify previously executed contracts, which constitute contract modifications. The Company assesses each of these contract modifications to determine (i) if the additional products and services are distinct from the products and services in the original arrangement; and (ii) if the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services, as adjusted for contract-specific circumstances. A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either (i) a prospective basis as a termination of the existing contract and the creation of a new contract; or (ii) a cumulative catch-up basis. Generally, the Company’s contract modifications meet both criteria and are accounted for as a separate contract, as adjusted for contract-specific circumstances.

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

Client engineering services and Other revenue

Client engineering services revenue are derived from professional services for staffing primarily representing engineers and data scientists located at a customer site. These professional services are considered distinct performance obligations and are provided to customers on a T&M basis. The Company recognizes this revenue for T&M contracts based upon hours worked and contractually agreed-upon hourly rates using the input method. No significant judgments were made for revenue recognition within Other revenue.

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Software revenue:
Term licenses	$65,057	$57,165
Perpetual licenses	11,564	9,770
Maintenance	22,752	20,828
Professional services and other	3,918	1,906
Total software revenue	$103,291	$89,669

The Company derived approximately 10% of its total revenue through indirect sales channels for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, respectively, software related services revenue of $9.8 million and $9.5 million, client engineering services of $12.1 million and $12.1 million, and other revenue of $2.7 million and $2.0 million, were categorized based on the nature and timing of revenue and cash flows effected by economic factors.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of March 31, 2019 and December 31, 2018, capitalized costs to obtain a contract were $2.2 million and $2.0 million, respectively, recorded in prepaid and other current assets, and $0.5 million and $0.2 million, respectively, recorded in other long-term assets. Amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively, and was included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At March 31, 2019 and December 31, 2018, contract assets were $5.9 million and $3.7 million, respectively, and are included in accounts receivable in the consolidated balance sheets.

Deferred revenue

Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license, PCS and professional services agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. The Company generally invoices its customers annually for the forthcoming year of software licenses, and more frequently for other products and services. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. Approximately $30.4 million of revenue recognized during the three months ended March 31, 2019, was included in the deferred revenue balances at the beginning of the year.

5.	Acquisitions

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

The following table summarizes the preliminary purchase consideration transferred to acquire Datawatch and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$183,427
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	8,278
Accounts receivable	10,384
Other assets	3,055
Property and equipment	980
Trade names	7,400
Developed technology (6-year life)	22,900
Customer relationships (10-year life)	16,700
Accounts payable and other liabilities	(5,041)
Deferred revenue	(4,100)
Other long-term liabilities	(8,362)
Total net identifiable assets acquired and liabilities assumed	52,194
Goodwill (1)	$131,233
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

SIMSOLID Corporation

In October 2018, the Company acquired all of the outstanding capital stock of SIMSOLID Corporation, a Canadian corporation (“SIMSOLID”), for aggregate consideration of $22.1 million. The allocation of fair value of purchase consideration was finalized in the current quarter and there were no changes to the fair value of assets acquired and liabilities assumed, as previously reported.

6.	Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Land	$7,994	$7,994
Building and improvements	13,172	13,120
Computer equipment and software	35,189	34,582
Office furniture and equipment	8,201	7,958
Leasehold improvements	8,128	6,926
Right-of-use assets under finance leases	2,527	—
Total property and equipment	75,211	70,580
Less: accumulated depreciation and amortization	41,687	40,427
Property and equipment, net	$33,524	$30,153

Depreciation expense, including amortization of ROU assets under finance leases, was $1.7 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

7.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, were as follows (in thousands):

Balance at December 31, 2018	$210,532
Effects of foreign currency translation and other	182
Balance at March 31, 2019	$210,714

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$56,281	$17,912	$38,369
Customer relationships	7-10 years	28,699	8,307	20,392
Other intangibles	10 years	212	56	156
Total definite-lived intangible assets		85,192	26,275	58,917
Indefinite-lived intangible assets:
Trade names		9,552		9,552
Total other intangible assets		$94,744	$26,275	$68,469

	December 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$54,530	$15,517	$39,013
Customer relationships	7-10 years	28,422	7,309	21,113
Other intangibles	10 years	109	56	53
Total definite-lived intangible assets		83,061	22,882	60,179
Indefinite-lived intangible assets:
Trade names		9,657		9,657
Total other intangible assets		$92,718	$22,882	$69,836

Amortization expense related to intangible assets was $3.5 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

8.	Debt

The carrying value of debt is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Revolving credit facility	$14,844	$30,950
Obligations for finance leases	1,328	813
Other borrowings	50	75
Total debt	16,222	31,838
Less: unamortized debt issuance costs	83	90
Less: current portion of long-term debt	453	331
Long-term debt, net of current portion	$15,686	$31,417

Credit agreement

Revolving credit facility

The Company has a revolving credit facility with a syndicate of lenders and Altair Engineering Inc.as borrower (“2017 Credit Agreement”). The 2017 Credit Agreement provides for an aggregate commitment amount of $150.0 million, with a sublimit for the issuance of letters of credit of up to $5.0 million and a sublimit for swingline loans of up to $5.0 million. The 2017 Credit Agreement matures on October 18, 2022. The 2017 Credit Agreement provides for an accordion feature that allows the Company to expand the size of the revolving line of credit by an additional $50.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2017 Credit Agreement).

As of March 31, 2019, the Company had $14.8 million of outstanding borrowings under the 2017 Credit Agreement and there was $135.2 million available for future borrowing. The 2017 Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

Borrowings under the 2017 Credit Agreement bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the 2017 Credit Agreement) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the 2017 Credit Agreement) in effect on such day plus 1/2 of 1.00% or (3) the Adjusted LIBO Rate (as defined in the 2017 Credit Agreement) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted LIBO Rate. The applicable margin for borrowings under the 2017 Credit Agreement is based on the Company’s most recently tested consolidated total net leverage ratio and will vary from (a) in the case of Eurodollar loans, 1.25% to 2.00%, and (b) in the case of ABR loans and swingline loans, 0.25% to 1.00%. The Company pays a commitment fee (based on the Company’s most recently tested consolidated total net leverage ratio) ranging from 0.15% to 0.30% on the unused portion of the 2017 Credit Agreement.

Collateral and guarantees

The 2017 Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s direct and indirect domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future direct and indirect domestic subsidiaries (subject in each case to certain exceptions as provided for under the 2017 Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all the obligations under the 2017 Credit Agreement.

Debt covenants

The 2017 Credit Agreement requires the Company to maintain the following financial covenants:

•

Maximum Net Leverage Ratio: Commencing with the fiscal quarter ending December 31, 2017 and on the last day of each fiscal quarter thereafter, the Company on a consolidated basis will not permit the ratio of total indebtedness (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2017 Credit Agreement, for the rolling four quarter period ending on such date to be greater than 3.00 to 1.00 as of the last day of any such fiscal quarter.

•

Consolidated Interest Coverage Ratio: Commencing with the fiscal quarter ending December 31, 2017 and on the last day of each fiscal quarter thereafter, the Company on a consolidated basis will not permit the ratio of (x) EBITDA to (y) cash Consolidated Interest Expense, as such terms are defined in the 2017 Credit Agreement, in each case for the rolling four quarter period ending on such date, to be less than 3.00 to 1.00 as of the last day of any such fiscal quarter.

At March 31, 2019 the Company was in compliance with all the financial covenants.

9.	Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease obligations on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. At commencement date, the ROU asset also includes adjustments for lease prepayments, lease incentives received and the lessee's initial direct costs, if applicable.  As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans.  Subsequent to the commencement date, the operating ROU asset is equal to the remeasured lease liability adjusted for cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, unamortized lease incentives, unamortized initial direct costs and any impairment of the ROU assets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease cost for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has elected not to recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration, and account for the lease and non-lease components as a single lease component.

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 8.7 years, some of which include one or more options to renew, with renewal terms up to six years and some of which include options to terminate the leases within the next four years.

The components of lease cost for the three months ended March 31, 2019, were as follows (in thousands):

Operating lease cost	$3,424

Finance lease cost:
Amortization of ROU assets	$121
Interest on lease liabilities	5
Total finance lease cost	$126

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $3.1 million and $2.3 million for the three months ended March 31, 2019 and 2018, respectively.

Supplemental balance sheet information related to lease liabilities at March 31, 2019, was as follows:

(in thousands, except lease term and discount rate)
Operating leases:
Operating lease ROU assets	$29,892

Current portion of operating lease liabilities	$9,464
Operating lease liabilities, net of current portion	21,744
Total operating lease liabilities	$31,208

Weighted average remaining lease term	4.3 years
Weighted average discount rate	5.4%

Finance leases:
Property and equipment	$2,527
Accumulated depreciation	(998)
Property and equipment, net	$1,529

Current portion of long-term debt	$402
Long-term debt, net of current portion	925
Total finance lease liabilities	$1,327

Weighted average remaining lease term	3.3 years
Weighted average discount rate	3.5%

Supplemental cash flow information related to leases for the three months ended March 31, 2019, was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,709
Operating cash flows from finance leases	$13
Financing cash flows from finance leases	$94

ROU assets obtained in exchange for lease obligations:
Operating leases	$5,062
Finance leases	$488

Maturities of operating lease liabilities at March 31, 2019, were as follows (in thousands):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$9,177
2020	9,783
2021	6,754
2022	4,679
2023	2,816
Thereafter	3,559
Total lease payments	36,768
Less: imputed interest	5,560
Total operating lease liabilities	$31,208

Total obligations for finance leases, previously referred to as capital leases prior to the adoption of Topic 842 on January 1, 2019, were $0.8 million at December 31, 2018.

10.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2019	2018
Income taxes payable	$11,138	$4,458
Accrued VAT	5,150	4,536
Accrued royalties	3,381	2,613
Accrued professional fees	2,595	3,165
Government grants	909	915
Defined contribution plan liabilities	786	1,376
Billings in excess of cost	578	1,504
Other current liabilities	7,373	8,998
Total	$31,910	$27,565

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2019	2018
Pension and other post retirement liabilities	$9,327	$9,111
Deferred tax liabilities	7,636	7,736
Other liabilities	10,848	11,306
Total	$27,811	$28,153

11.	Fair value measurements

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

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 4,234,856 stock options with an exercise price of $0.000025 remain outstanding at March 31, 2019. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	4,337,856	$0.000025	18.0	$119.6
Exercised	(103,000)	$0.000025
Forfeited	—	—
Outstanding and exercisable at March 31, 2019	4,234,856	$0.000025	17.8	155.9

The total intrinsic value of the NSO Plan stock options exercised during the three months ended March 31, 2019, was $3.7 million.

Incentive and nonqualified stock-based plan

Also in 2001, the Company established the Incentive and Nonqualified Stock-based Plan (“ISO Plan”) which was terminated in 2011 and was authorized to issue nonqualified stock options (“NQSO”) and incentive stock options (“ISO”) covering 11,153,872 shares of Class A common stock. The NQSO grants could be issued at less than the fair market value at date of grant under the terms of the ISO Plan, while ISO grants were issued at a price equal to or greater than the fair market value at date of grant. Options generally vested over a two to three-year period. All options have a contractual term of ten years from the date of grant.

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	532,220	$0.65	1.4	$14.3
Exercised	(175,505)	$0.64
Forfeited	—	—
Outstanding and exercisable at March 31, 2019	356,715	$0.66	1.1	$12.9

The total intrinsic value of the ISO Plan stock options exercised during the three months ended March 31, 2019, was $5.8 million.

2012 stock-based compensation plans

During 2012, the Company established the 2012 Incentive and Nonqualified Stock Option Plan (“2012 Plan”) which permits the issuance of 5,200,000 shares of Class A common stock for the grant of nonqualified stock options and incentive stock options for management, other employees, and board members of the Company. The options are issued at a price equal to or greater than fair market value at date of grant. All options have a contractual term of 10 years from date of grant.

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of March 31, 2019, totaled $0.7 million, and is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes the stock option activity under the 2012 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	1,541,165	$4.12	6.9	$36.2
Granted	—	—
Exercised	(118,779)	$3.49
Forfeited	(2,556)	$4.34
Outstanding at March 31, 2019	1,419,830	$4.17
Exercisable at March 31, 2019	856,512	$3.73	6.0	$28.3

The total intrinsic value of the 2012 Plan stock options exercised during the three months ended March 31, 2019, was $3.7 million.

Other

In connection with the acquisition of Datawatch, all outstanding unvested Datawatch RSUs were converted into a right to receive cash (the “Replacement Awards”). The payment to the holders of unvested Datawatch RSUs will be payable on or after the date that such RSUs would have otherwise vested in accordance with its original terms.

The accounting treatment for the outstanding unvested Datawatch RSUs in the context of the business combination was to allocate the fair value of the RSUs at the date of consummation attributable to pre-combination service to the aggregate merger consideration. The difference between the fair value of the Replacement Awards and the amount allocable to pre-combination service was considered a post-combination expense to the Company after the consummation date.

The estimated post combination expense to the Company as a result of the business combination was approximately $3.4 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original RSU agreement. The weighted average remaining service period is 2.0 years. Once the vesting conditions of the service period are met, Altair will cash-settle the Replacement Awards. The liability related to the Datawatch RSUs as of March 31, 2019 and December 31, 2018, was $0.9 million and $0.6 million, respectively, and is recorded in other accrued expenses and current liabilities.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2019	206,061
Granted	576,524
Vested	(14,039)
Forfeited	(1,922)
Outstanding at March 31, 2019	766,624

The weighted average grant date fair value of the RSUs was $37.21 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of March 31, 2019, totaled $25.8 million, and is expected to be recognized over a weighted average period of approximately four years.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue – software	$64	$8
Research and development	358	47
Sales and marketing	462	41
General and administrative	328	120
Total stock-based compensation expense	$1,212	$216

13.	Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Foreign exchange loss (gain)	$417	$(797)
Other	(27)	(103)
Other expense (income), net	$390	$(900)

14.	Income taxes

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

The Company’s income tax expense and effective tax rate for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018
Income tax expense	$4,088	$2,346
Effective tax rate	24%	9%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to United States pre-tax income of $13.6 million for the three months ended March 31, 2019, for which tax expense was not recognized due to the valuation allowance, compared to United States pre-tax income of $18.0 million for the three months ended March 31, 2018, for which tax expense was not recognized due to the valuation allowance. Offsetting this increase in tax expense and effective tax rate in the quarter was a reversal of reserve adjustments recorded for uncertain tax positions of $1.1 million.

The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the three months ended March 31, 2019, due to a full valuation allowance on U.S. net deferred tax assets.

15.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2019	$(8,585)	$(2,467)	$(11,052)
Other comprehensive income before reclassification	337	25	362
Amounts reclassified from accumulated other comprehensive loss	—	203	203
Tax effects	—	—	—
Other comprehensive income	337	228	565
Balance at March 31, 2019	$(8,248)	$(2,239)	$(10,487)

16.	Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax, penalties and interest in the amount of $6.6 million related to the acquisition of Panopticon AB by Datawatch, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process and is now contesting the STA position in the first level of administrative courts. An Administrative Court hearing has been set for May 16, 2019.

Other legal proceedings

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

17.	Segment information

The Company defines its operating segments as components of its business where separate financial information is available and used by the chief operating decision maker (“CODM”) in deciding how to allocate resources to its segments and in assessing performance. The Company’s CODM is its Chief Executive Officer.

The Company has identified two reportable segments for financial reporting purposes: Software and Client Engineering Services, or “CES”. The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairment charges and other special items as determined by management. Adjusted EBITDA includes an allocation of corporate headquarters costs.

The Software reportable segment derives revenue from the sale and subscription of licenses for software products focused on the development and application of simulation, high performance computing, and data intelligence technology to synthesize and optimize designs, processes and decisions for improved business performance. The Software segment also derives revenue from software support, upgrades, training and consulting services focused on product design and development expertise, high performance computing, data intelligence, and analysis support throughout product lifecycles. To a much lesser extent, the Software segment also includes revenue from the sale of hardware products, primarily as a result of recent business acquisitions.

The Client Engineering Services reportable segment provides support to its customers with long-term ongoing product design and development expertise in its market segments of Solvers & Optimization, Modeling & Visualization, Industrial and Concept Design, and high-performance computing. The Company hires simulation specialists, industrial designers, design engineers, materials experts, development and test specialists, manufacturing engineers, data scientists and information technology specialists for placement at customer sites for specific customer-directed assignments.

The “All other” represents innovative services and products, including toggled®, the Company’s LED lighting business. toggled® is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include our WEYV business, a consumer music and content service, and potential services and product concepts that are still in development stages.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance; therefore, no asset information is provided for reportable segments.

The following tables are in thousands:

Three Months Ended March 31, 2019	Software	CES	All other	Total
Revenue	$113,063	$12,050	$2,746	$127,859
Adjusted EBITDA	$24,042	$1,106	$(1,164)	$23,984

Three Months Ended March 31, 2018	Software	CES	All other	Total
Revenue	$99,142	$12,080	$2,035	$113,257
Adjusted EBITDA	$29,028	$1,056	$(534)	$29,550

	Three Months Ended March 31,
	2019	2018
Reconciliation of Adjusted EBITDA to U.S. GAAP Income before income taxes:
Adjusted EBITDA	$23,984	$29,550
Stock-based compensation expense	(1,212)	(216)
Interest expense	(270)	(16)
Interest income and other (1)	(201)	1,255
Depreciation and amortization	(5,194)	(3,543)
Income before income taxes	$17,107	$27,030
(1)

Includes an impairment charge for royalty contracts resulting in $0.2 million and $0.9 million of expense for the three months ended March 31, 2019 and 2018, respectively. Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the three months ended March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC, on March 1, 2019, and the other information appearing elsewhere in such report, this report on Form 10-Q and our other filings with the SEC.

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

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. To present this information, the results for 2019 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2018. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Adjusted EBITDA, and Billings are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

Three Months Ended
(in thousands)	March 31, 2019
Revenue	$(3,966)
Adjusted EBITDA	$(794)
Billings	$(5,099)

Expanded use of our software applications

Our ability to grow our revenue is affected, in part, by the pace at which our customers continue to expand their use of our design, simulation, optimization and analysis applications, our suite of data intelligence products and the degree to which prospective customers realize the benefit of using our software applications. To grow our presence within our customers and attract new customers, we devote substantial sales and marketing resources to drive increased adoption across our existing customers and encourage new customers to commence using our software. As a result of this “land and expand” business model, we expect to generate additional revenue from our current and future customer base. To the extent our sales and marketing efforts do not translate into customer retention or expansion, or if we do not allocate those expenses efficiently, our financial performance may be adversely affected. Therefore, our financial performance will depend in part on the degree to which our “land and expand” strategies are successful.

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

Our other businesses which do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include our WEYV business, a consumer music and content service, and potential services and product concepts that are still in development stages.

For additional information about our reportable segments and other businesses, see Note 18 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Increase / (decrease)
(in thousands)	2019	2018	%
Revenue:
Software	$103,291	$89,669	15%
Software related services	9,772	9,473	3%
Total software and related services	113,063	99,142	14%
Client engineering services	12,050	12,080	—%
Other	2,746	2,035	35%
Total revenue	127,859	113,257	13%
Cost of revenue:
Software	14,352	10,922	31%
Software related services	6,518	6,709	(3%)
Total software and related services	20,870	17,631	18%
Client engineering services	9,800	10,200	(4%)
Other	2,215	1,211	83%
Total cost of revenue	32,885	29,042	13%
Gross profit	94,974	84,215	13%
Operating expenses:
Research and development	27,516	22,703	21%
Sales and marketing	26,451	18,627	42%
General and administrative	20,329	16,990	20%
Amortization of intangible assets	3,528	1,940	82%
Other operating income	(617)	(2,191)	(72%)
Total operating expenses	77,207	58,069	33%
Operating income	17,767	26,146	(32%)
Interest expense	270	16	NM
Other expense (income), net	390	(900)	NM
Income before income taxes	17,107	27,030	(37%)
Income tax expense	4,088	2,346	74%
Net income	$13,019	$24,684	(47%)
Other financial information:
Billings(1)	$133,881	$113,204	18%
Adjusted EBITDA(2)	$23,984	$29,550	(19%)
Net cash provided by operating activities	$25,315	$26,689	(5%)
Free cash flow(3)	$20,732	$25,005	(17%)
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Three Months Ended March 31,		Change	Constant currency change(1)
(dollars in thousands)	2019	2018	%	%
Revenue:
Software	$103,291	$89,669	15%	19%
Software related services	9,772	9,473	3%	9%
Total software and related services	113,063	99,142	14%	18%
Client engineering services	12,050	12,080	—%	—%
Other	2,746	2,035	35%	35%
Total revenue	$127,859	$113,257	13%	16%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended March 31, 2019 and 2018

Revenue

Total revenue increased by $14.6 million, or 13%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase in software revenue.

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Software revenue	$103,291	$89,669	$13,622	15%
As a percent of software segment revenue	91%	90%
As a percent of consolidated revenue	81%	79%

The 15% increase in our software revenue for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, licensing of units to new customers pursuant to new software license agreements, and revenue attributable to recent acquisitions. Our performance for the three months ended March 31, 2019, was affected by adverse shifts in certain foreign currencies. On a constant currency basis, our software revenue increase by 19% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Software related services revenue	$9,772	$9,473	$299	3%
As a percent of software segment revenue	9%	10%
As a percent of consolidated revenue	8%	8%

Software related services revenue increased 3% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily the result of increased revenue from consulting services. On a constant currency basis, our software related services revenue increase by 9% for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Client engineering services segment

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Client engineering services revenue	$12,050	$12,080	$(30)	—%
As a percent of consolidated revenue	9%	11%

CES revenue was relatively consistent for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Other revenue	$2,746	$2,035	$711	35%
As a percent of consolidated revenue	2%	2%

The 35% increase in other revenue for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, was primarily due to increased revenue from toggled, our LED lighting business.

Cost of revenue

 Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software revenue	$14,352	$10,922	$3,430	31%
As a percent of software revenue	14%	12%
As a percent of consolidated revenue	11%	10%

Cost of software revenue increased by $3.4 million, or 31%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase in the current year period was due to increased employee compensation and related costs of $0.9 million, increased third party royalty costs of $0.7 million for software programs and $1.3 million in costs associated with operations of recent acquisitions that we did not have in our prior year results.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software related services revenue	$6,518	$6,709	$(191)	(3%)
As a percent of software related services revenue	67%	71%
As a percent of consolidated revenue	5%	6%

Cost of software related services revenue decreased $0.2 million, or 3%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in the current year period was due to a reduction in headcount driven by improved utilization of personnel.

Client engineering services segment

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of client engineering services revenue	$9,800	$10,200	$(400)	(4%)
As a percent of client engineering services segment revenue	81%	84%
As a percent of consolidated revenue	8%	9%

Cost of CES revenue decreased $0.4 million, or 4%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was due to a decrease in compensation expenses relative to customer billing rates.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of other revenue	$2,215	$1,211	$1,004	83%
As a percent of other revenue	81%	60%
As a percent of consolidated revenue	2%	1%

Cost of other revenue increased $1.0 million, or 83%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase is due to greater unit sales volumes at lower selling prices in excess of cost reductions for products sold for our LED lighting business.

Gross profit

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Gross profit	$94,974	$84,215	$10,759	13%
As a percent of consolidated revenue	74%	74%

Gross profit increased by $10.8 million, or 13%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase in gross profit was primarily attributable to the growth of our software revenue of $13.6 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Research and development	$27,516	$22,703	$4,813	21%
As a percent of consolidated revenue	22%	20%

Research and development expenses increased by $4.8 million, or 21%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily attributable to higher employee costs of $3.3 million from an increase in our headcount, primarily due to acquisitions, an $0.8 million increase in consulting fees as a result of acquisitions, a $0.3 million increase in software maintenance expense and a $0.3 million increase in stock-based compensation expense.

Sales and marketing

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Sales and marketing	$26,451	$18,627	$7,824	42%
As a percent of consolidated revenue	21%	16%

Sales and marketing expenses increased by $7.8 million, or 42%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. Employee compensation and related expense increased $4.9 million, primarily due to acquisitions, travel and trade show related expense increased $0.8 million and sales and marketing campaigns to support our direct sales force increased $0.7 million. In addition, stock-based compensation expense and consulting fees both increased by $0.4 million in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

General and administrative

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
General and administrative	$20,329	$16,990	$3,339	20%
As a percent of consolidated revenue	16%	15%

General and administrative expenses increased by $3.3 million, or 20%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily attributable to a $1.4 million increase in professional service fees, a $1.2 million increase in employee compensation and related expenses and a $0.7 million increase in rent expense.

Amortization of intangible assets

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Amortization of intangible assets	$3,528	$1,940	$1,588	82%
As a percent of consolidated revenue	3%	2%

Amortization of intangible assets increased by $1.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This was attributable to an increase in the amortization of developed technology and customer relationships in the current year period as a result of 2018 acquisitions.

Other operating income

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Other operating income	$(617)	$(2,191)	$1,574	(72%)
As a percent of consolidated revenue	—%	(2%)

Other operating income decreased $1.6 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. While there was a $0.6 million decrease in impairment charges for guaranteed royalty contracts for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, this decrease was offset by a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the three months ended March 31, 2018.

Interest expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Interest expense	$270	$16	$254	1,588%
As a percent of consolidated revenue	—%	—%

Interest expense increased $0.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The increase in interest expense was a result of interest on borrowings under the line of credit in the current year.

Other expense (income), net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Other expense (income), net	$390	$(900)	$1,290	NM
As a percent of consolidated revenue	—%	—%

Other expense (income), net increased by $1.3 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to fluctuations in the United States dollar relative to other functional currencies during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

 Income tax expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2019	2018	$	%
Income tax expense	$4,088	$2,346	$1,742	74%

The effective tax rate was 24% and 9% for the three months ended March 31, 2019 and 2018, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to United States pre-tax income of $13.6 million for the three months ended March 31, 2019, for which tax expense was not recognized due to the valuation allowance, compared to United States pre-tax income of $18.0 million for the three months ended March 31, 2018, for which tax expense was not recognized due to the valuation allowance. Offsetting this increase in tax expense and effective tax rate in the quarter was a reversal of reserve adjustments recorded for uncertain tax positions of $1.1 million.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA and Modified Adjusted EBITDA as performance measures and Free Cash Flow as a liquidity measure.

	Three Months Ended March 31,
(in thousands)	2019	2018
Other financial data:
Billings	$133,881	$113,204
Adjusted EBITDA	$23,984	$29,550
Modified Adjusted EBITDA	$26,234	$29,550
Free Cash Flow	$20,732	$25,005

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

Modified Adjusted EBITDA. Modified adjusted EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the revenue not recognized under GAAP due to acquisition accounting adjustments associated with accounting for deferred revenue in significant business combinations.

Free Cash Flow.  Free Cash Flow is a non-GAAP measure that we calculate as cash flow provided by operating activities less capital expenditures. Management believes that Free Cash Flow is useful in analyzing our ability to service and repay debt, when applicable, and return value directly to stockholders.

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$127,859	$113,257
Ending deferred revenue	72,541	56,800
Adoption of ASC 606 on beginning deferred revenue	—	82,909
Beginning deferred revenue	(66,519)	(139,762)
Billings	$133,881	$113,204

The following table provides a reconciliation of Modified Adjusted EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$13,019	$24,684
Income tax expense	4,088	2,346
Stock-based compensation expense	1,212	216
Interest expense	270	16
Interest income and other (1)	201	(1,255)
Depreciation and amortization	5,194	3,543
Adjusted EBITDA	$23,984	$29,550
Acquisition related deferred revenue (2)	2,250	—
Modified Adjusted EBITDA	$26,234	$29,550
(1)

Includes an impairment charge for royalty contracts resulting in $0.2 million and $0.9 million of expense for the three months ended March 31, 2019 and 2018, respectively. Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the three months ended March 31, 2018.

(2)	Represents revenue not recognized under GAAP due to acquisition accounting adjustments associated with the accounting for deferred revenue in significant business combinations.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$25,315	$26,689
Capital expenditures	(4,583)	(1,684)
Free cash flow	$20,732	$25,005

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the three months ended March 31, 2019, our recurring software license rate was 92%.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services and proceeds from our initial public offering and follow-on offering, as well as periodic draws on our credit facilities, when needed. We believe that funds generated from operations, with cash and cash equivalents and the amounts available to us to borrow under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

Revolving credit facility

Our credit agreement consists of an aggregate commitment amount of $150.0 million, with a sublimit for the issuance of letters of credit of up to $5.0 million and a sublimit for swingline loans of up to $5.0 million (the “2017 Credit Agreement”). The 2017 Credit Agreement matures on October 18, 2022.

The 2017 Credit Agreement allows us to request that the aggregate commitments under the 2017 Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2017 Credit Agreement).

As of March 31, 2019, we had $14.8 million of outstanding borrowings under the 2017 Credit Agreement and there was $135.2 million available for future borrowing. The 2017 Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2017 Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s direct and indirect domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future direct and indirect domestic subsidiaries (subject in each case to certain exceptions as provided for under the 2017 Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2017 Credit Agreement. In addition, the 2017 Credit Agreement contains financial covenants relating to maintaining a minimum interest coverage ratio of 3.0 to 1.0 and maximum leverage ratio of 3.0 to 1.0, as defined in the 2017 Credit Agreement. At March 31, 2019, we were in compliance with the financial covenants.

Cash flows

As of March 31, 2019, we had an aggregate of cash and cash equivalents of $39.8 million that was held for working capital purposes, acquisitions, and capital expenditures; $1.9 million of this aggregate amount was held in the United States and $33.2 million was held in the APAC and EMEA regions.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications. The 2017 changes in U.S. tax law could materially affect our tax obligations. For further discussion, please see our 2018 Annual Report on Form 10-K, “Item 1A. Risk Factors – New legislations or tax-reform policies that would change U.S. or foreign taxation of international business activities, including uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act, could materially affect our tax obligations and effective tax rate.”

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash provided by operating activities	$25,315	$26,689
Net cash used in investing activities	(4,925)	(3,213)
Net cash (used in) provided by financing activities	(15,767)	5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(176)	495
Net increase in cash, cash equivalents and restricted cash	$4,447	$23,976

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2019 was $25.3 million, which reflects a decrease of $1.4 million compared to the three months ended March 31, 2018. This decrease was the result of the reduction in net income and changes to our working capital position for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2019 was $4.9 million, which reflects an increase in cash used of $1.7 million compared to the three months ended March 31, 2018. This increase was primarily the result of an increase in cash payments for capital expenditures related to a new office facility in the three months ended March 31, 2019.

Net cash used in financing activities

Net cash used in financing activities for the three months ended March 31, 2019 was $15.8 million, which reflects an increase in cash used of $15.8 million compared the three months ended March 31, 2018. This increase is the result of net cash payments on our revolving credit facility for the three months ended March 31, 2019. We did not have any borrowings for the three months ended March 31, 2018.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.2 million for the three months ended March 31, 2019, compared to a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.5 million for the three months ended March 31, 2018.

Contractual obligations and commitments

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-balance sheet arrangements

Through March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Risk

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $40.1 million, consisting primarily of bank deposits and money market funds. As of March 31, 2019, we had $14.8 million outstanding under our 2017 Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2019, due to a material weakness identified in connection with the audit of our fiscal year 2018 financial statements.

The material weakness pertained to controls over accounting for income taxes. We determined that management’s review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to income tax accounting around acquisitions, as well as routine and non-routine transactions.  We have taken steps to remediate this material weakness by enhancing our preparation and review procedures around income tax accounting, which includes supplementing our resources by using an independent consultant with technical expertise in the tax accounting over acquisitions and routine and non-routine transactions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K, Part 1, Item 3, we are subject to litigation for which there were no material changes during the three months ended March 31, 2019.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINK DOCUMENT

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
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

ALTAIR ENGINEERING INC.

Date: May 9, 2019	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)