Form 10-Q
period 2019-06-30
Altair Engineering Inc.
filed 2019-08-08
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On July 22, 2019 there were 39,734,927 shares of the registrant’s Class A common stock outstanding and 31,900,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,828	$35,345
Accounts receivable, net	85,758	96,803
Income tax receivable	8,515	4,431
Prepaid expenses and other current assets	18,262	17,455
Total current assets	364,363	154,034
Property and equipment, net	34,050	30,153
Operating lease right of use assets	28,878	—
Goodwill	212,087	210,532
Other intangible assets, net	64,874	69,836
Deferred tax assets	5,901	5,354
Other long-term assets	19,567	17,288
TOTAL ASSETS	$729,720	$487,197
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$472	$331
Accounts payable	6,462	8,357
Accrued compensation and benefits	29,155	31,740
Current portion of operating lease liabilities	9,412	—
Other accrued expenses and current liabilities	27,979	27,039
Deferred revenue	67,587	59,765
Total current liabilities	141,067	127,232
Long-term debt, net of current portion	173,157	31,417
Operating lease liabilities, net of current portion	20,722	—
Deferred revenue, non-current	6,219	6,754
Other long-term liabilities	26,362	25,756
TOTAL LIABILITIES	367,527	191,159
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 39,672 and 38,349 shares as of June 30, 2019 and December 31, 2018, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 31,901 and 32,171 shares as of June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	433,902	379,832
Accumulated deficit	(64,964)	(74,863)
Accumulated other comprehensive loss	(9,104)	(11,290)
TOTAL STOCKHOLDERS’ EQUITY	359,841	293,686
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$729,720	$487,197

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue
License	$56,653	$46,700	$133,274	$113,635
Maintenance and other services	27,755	23,907	54,425	46,641
Total software	84,408	70,607	187,699	160,276
Software related services	7,907	8,707	17,679	18,180
Total software and related services	92,315	79,314	205,378	178,456
Client engineering services	12,412	12,417	24,462	24,497
Other	2,046	1,629	4,792	3,664
Total revenue	106,773	93,360	234,632	206,617
Cost of revenue
License	2,954	4,068	8,775	7,798
Maintenance and other services	9,430	7,915	17,961	15,107
Total software	12,384	11,983	26,736	22,905
Software related services	6,612	6,512	13,130	13,221
Total software and related services	18,996	18,495	39,866	36,126
Client engineering services	10,033	9,960	19,833	20,160
Other	1,994	1,001	4,209	2,212
Total cost of revenue	31,023	29,456	63,908	58,498
Gross profit	75,750	63,904	170,724	148,119
Operating expenses:
Research and development	29,829	24,744	57,345	47,447
Sales and marketing	26,221	19,979	52,672	38,606
General and administrative	19,851	17,412	40,180	34,402
Amortization of intangible assets	3,600	1,986	7,128	3,926
Other operating income	(549)	(392)	(1,166)	(2,583)
Total operating expenses	78,952	63,729	156,159	121,798
Operating (loss) income	(3,202)	175	14,565	26,321
Interest expense	590	45	860	61
Other income, net	(505)	(176)	(115)	(1,076)
(Loss) income before income taxes	(3,287)	306	13,820	27,336
Income tax (benefit) expense	(167)	1,386	3,921	3,732
Net (loss) income	$(3,120)	$(1,080)	$9,899	$23,604
Income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.04)	$(0.02)	$0.14	$0.37
Net (loss) income per share attributable to common stockholders, diluted	$(0.04)	$(0.02)	$0.13	$0.32
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	71,373	65,580	71,081	64,614
Weighted average number of shares used in computing net (loss) income per share, diluted	71,373	65,580	77,017	72,881

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(3,120)	$(1,080)	$9,899	$23,604
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0, $0, $0 and $0, respectively)	1,605	(4,267)	1,942	(3,012)
Retirement related benefit plans (net of tax effect of $0 $(17), $0 and $(7), respectively)	16	118	244	106
Total other comprehensive income (loss)	1,621	(4,149)	2,186	(2,906)
Comprehensive (loss) income	$(1,499)	$(5,229)	$12,085	$20,698

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2019	38,349	$4	32,171	$3	$379,832	$(74,863)	$(11,290)	$293,686
Net income	—	—	—	—	—	13,019	—	13,019
Exercise of stock options	397	—	—	—	458	—	—	458
Vesting of restricted stock	14	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	869	—	—	869
Foreign currency translation, net of tax	—	—	—	—	—	—	337	337
Retirement related benefit plans, net of tax	—	—	—	—	—	—	228	228
Balance at March 31, 2019	38,760	4	32,171	3	381,159	(61,844)	(10,725)	308,597
Net loss	—	—	—	—	—	(3,120)	—	(3,120)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	50,009	—	—	50,009
Exercise of stock options	608	—	—	—	812	—	—	812
Vesting of restricted stock	34	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	270	—	(270)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,922	—	—	1,922
Foreign currency translation, net of tax	—	—	—	—	—	—	1,605	1,605
Retirement related benefit plans, net of tax	—	—	—	—	—	—	16	16
Balance at June 30, 2019	39,672	$4	31,901	$3	$433,902	$(64,964)	$(9,104)	$359,841

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(168,141)	$(5,072)	$58,949
Cumulative effect of an accounting change	—	—	—	—	—	77,744	—	77,744
Net income	—	—	—	—	—	24,684	—	24,684
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Exercise of stock options	632	1	—	—	300	—	—	301
Stock-based compensation	—	—	—	—	216	—	—	216
Foreign currency translation, net of tax	—	—	—	—	—	—	1,255	1,255
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2018	27,357	3	36,508	4	232,576	(65,713)	(3,829)	163,041
Net loss	—	—	—	—	—	(1,080)	—	(1,080)
Follow-on public offering, net of offering costs of $370	5,731	1	(1,675)	(1)	135,201	—	—	135,201
Conversion from Class B to Class A common stock	1,662	—	(1,662)	—	—	—	—	—
Exercise of stock options	1,768	—	—	—	1,368	—	—	1,368
Stock-based compensation	—	—	—	—	434	—	—	434
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,267)	(4,267)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	118	118
Balance at June 30, 2018	36,518	$4	33,171	$3	$369,579	$(66,793)	$(7,978)	$294,815

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net income	$9,899	$23,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,468	7,525
Provision for bad debt	134	269
Amortization of debt discount and issuance costs	459	12
Stock-based compensation expense	3,292	650
Deferred income taxes	(703)	1,312
Other, net	(17)	(166)
Changes in assets and liabilities:
Accounts receivable	10,406	11,743
Prepaid expenses and other current assets	(4,952)	(3,454)
Other long-term assets	(2,300)	(276)
Accounts payable	(2,187)	335
Accrued compensation and benefits	(2,455)	73
Other accrued expenses and current liabilities	1,887	(4,511)
Operating lease right-of-use assets and liabilities, net	197	—
Deferred revenue	7,740	197
Net cash provided by operating activities	31,868	37,313
INVESTING ACTIVITIES:
Capital expenditures	(6,667)	(3,130)
Payments for acquisition of developed technology	(344)	(2,738)
Payments for acquisition of businesses, net of cash acquired	(709)	(7,028)
Other investing activities, net	16	38
Net cash used in investing activities	(7,704)	(12,858)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of underwriters' discount and commissions	223,101	—
Payments on revolving commitment	(127,941)	—
Borrowings under revolving commitment	96,991	—
Proceeds from the exercise of stock options	1,270	1,668
Payments for issuance costs of convertible senior notes	(1,018)	—
Payments for follow-on public offering and initial public offering costs	—	(468)
Proceeds from issuance of Class A common stock in follow-on public offering, net of underwriters' discounts and commissions	—	135,572
Other financing activities	(259)	(342)
Net cash provided by financing activities	192,144	136,430
Effect of exchange rate changes on cash, cash equivalents and restricted cash	187	(877)
Net increase in cash, cash equivalents and restricted cash	216,495	160,008
Cash, cash equivalents and restricted cash at beginning of year	35,685	39,578
Cash, cash equivalents and restricted cash at end of period	$252,180	$199,586
Supplemental disclosure of cash flow:
Interest paid	$362	$41
Income taxes paid	$4,054	$3,660
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$566	$1,010
Property and equipment in accounts payable	$417	$935
Convertible senior notes issuance costs in accounts payable	$216	$—
Follow-on public offering costs in accounts payable	$—	$88
Promissory notes issued and deferred payment obligations for acquisitions	$—	$278

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

Immaterial corrections of prior period financial statements

In connection with the preparation of its financial statements for the quarter ended June 30, 2019, the Company identified and corrected certain errors that were immaterial to previously-reported consolidated financial statements. These errors related primarily to i) the cumulative effective adjustment for the income tax effect of intercompany transactions resulting from the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018, and ii) income tax accounting for acquisitions. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these corrections were not material to the previously issued financial statements. However, the effect of correcting these errors in the current period would be material to the current period financial statements. Therefore, the amounts in the previous periods have been revised to reflect the correction of these errors. These revisions do not impact amounts previously reported in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, the three and six months ended June 30, 2018, or for total operating, investing, or financing activities on the consolidated statements of cash flows for any previously reported period.

The following table presents the effect of the error corrections on the Company’s consolidated balance sheet for the period indicated (in thousands):

	December 31, 2018
	As Reported	Adjustments	As Corrected
Deferred tax assets	$1,373	$3,981	$5,354
Total assets	$483,216	$3,981	$487,197
Other accrued expenses and current liabilities	$27,565	$(526)	$27,039
Total current liabilities	$127,758	$(526)	$127,232
Other long-term liabilities	$28,153	$(2,397)	$25,756
Total liabilities	$194,082	$(2,923)	$191,159
Accumulated deficit	$(82,005)	$7,142	$(74,863)
Accumulated other comprehensive loss	$(11,052)	$(238)	$(11,290)
Total stockholders' equity	$286,782	$6,904	$293,686
Total liabilities, mezzanine equity and stockholders' equity	$483,216	$3,981	$487,197

The adjustments for amounts similar to the above were also made to the Company’s consolidated balance sheets as of March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019, respectively. Additionally, the Company revised goodwill, total assets, and total liabilities, mezzanine equity and stockholders’ equity on the consolidated balance sheet as of December 31, 2017, to correct these errors, resulting in a decrease of $1.6 million from the previously reported amounts. The consolidated statements of changes in stockholders’ equity (deficit) for the three month periods ended March 31, 2018 and 2019 have been corrected to reflect the adjustments described herein.

The following tables present the effect of the error corrections on the consolidated statements of operations for the periods indicated (in thousands, except per share data):

	Year Ended December 31, 2018
	As Reported	Adjustments	As Corrected
Income before income taxes	$27,024	$—	$27,024
Income tax expense	$13,309	$(1,820)	$11,489
Net income	$13,715	$1,820	$15,535
Net income per share attributable to common stockholders, basic	$0.20	$0.03	$0.23
Net income per share attributable to common stockholders, diluted	$0.18	$0.03	$0.21

	Year Ended December 31, 2017
	As Reported	Adjustments	As Corrected
Loss before income taxes	$(36,411)	$—	$(36,411)
Income tax expense	$62,996	$2,534	$65,530
Net loss	$(99,407)	$(2,534)	$(101,941)
Net income per share attributable to common stockholders, basic	$(1.89)	$(0.05)	$(1.94)
Net income per share attributable to common stockholders, diluted	$(1.89)	$(0.05)	$(1.94)

Additionally, the Company revised income tax expense, net income, and net income per share attributable to common stockholders (basic and diluted) on the consolidated statement of operations for the year ended December 31, 2016, to correct these errors, resulting in an increase of $0.2 million, a decrease of $0.2 million and a decrease of $0.01, respectively, from the previously reported amounts.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.   Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2018, included in the most recent Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results.  Management believes its assumptions and estimates are reasonable and appropriate.  However, actual results may differ from those estimates.  In addition, the results of operations for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for any future period.

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

Adoption of ASC 606, Revenue from Contracts with Customers

In the fourth quarter of fiscal 2018, the Company adopted ASC 606 effective on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the three and six months ended June 30, 2018, have been modified to reflect the adoption of ASC 606 on January 1, 2018.

The Company recorded a decrease to accumulated deficit of $84.6 million, or $77.7 million net of tax, on January 1, 2018, due to the cumulative effect of the ASC 606 adoption, with the impact primarily derived from revenue related to software licenses recognized at a point in time under ASC 606 that were historically recognized over time. There was no impact on Client Engineering Services or Other revenue upon the adoption of ASC 606.

The Company has concluded that all material transactions that have occurred that require disclosure or adjustments to the consolidated financial statements have been reported herein.

Reclassifications

Certain prior period amounts included in the 2018 consolidated statement of operations and consolidated balance sheet have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, the incremental borrowing rate used in the valuation of lease liabilities, the determination of the period of benefit for capitalized costs to obtain a contract, fair value of convertible senior notes, provision for doubtful accounts, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, retirement obligations, useful lives of intangible assets, revenue for fixed price contracts, valuation of common stock, and stock-based compensation. Actual results could differ from those estimates.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$251,828	$35,345
Restricted cash included in other long-term assets	352	340
Total cash, cash equivalents, and restricted cash	$252,180	$35,685

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Inventory

Inventory was $2.8 million and $2.0 million at June 30, 2019 and December 31, 2018, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. Inventory consist of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products.

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities.  The tax credit is deductible from French income tax and any excess is carried forward three years.  After three years, any unused credit may be reimbursed to the Company by the French government.  As of June 30, 2019, the Company had approximately $12.0 million receivable from the French government related to CIR, of which $1.3 million was recorded in income tax receivable and the remaining $10.7 million was recorded in other long-term assets. As of December 31, 2018, the Company had approximately $11.7 million receivable from the French government related to CIR, of which $2.6 million was recorded in income tax receivable and the remaining $9.1 million was recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

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

Classification of the of instrument shall remain as mezzanine equity until one of the following three events take place: (1) shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument. As none of these events have taken place as of June 30, 2019, the classification remains as mezzanine equity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(3,120)	$(1,080)	$9,899	$23,604
Denominator:
Denominator for basic (loss) income per share— weighted average shares	71,373	65,580	71,081	64,614
Effect of dilutive securities, stock options and RSUs	—	—	5,936	8,267
Denominator for dilutive (loss) income per share	71,373	65,580	77,017	72,881
Net (loss) income per share attributable to common stockholders, basic	$(0.04)	$(0.02)	$0.14	$0.37
Net (loss) income per share attributable to common stockholders, diluted	$(0.04)	$(0.02)	$0.13	$0.32

The computation of diluted (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For the three months ended June 30, 2019, there were 5.6 million anti-dilutive stock options excluded from the computation of (loss) income per share. For the three months ended June 30, 2018, there were 7.8 million anti-dilutive stock options excluded from the computation of (loss) income per share. For both the six months ended June 30, 2019 and 2018, there were no anti-dilutive shares excluded from the computation of (loss) income per share.

The Company expects to settle the principal amount of the Convertible Notes (as defined in Note 8) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option (as defined in Note 8) on diluted net (loss) income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the three months ended June 30, 2019, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

3.	Recent accounting guidance

Accounting standards adopted

Leases —In February 2016, the Financial Accounting Standard Board, or “FASB”, issued Accounting Standards Update, or “ASU”, No. 2016-02, Leases (ASC 842). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 and its related amendments, on January 1, 2019 and elected the optional transition method and the package of practical expedients on adoption. Accordingly, the prior period comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods, including the disclosure requirements. The most significant impact of the adoption of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet. On adoption, the Company recognized operating liabilities associated with leases of $30.1 million and corresponding ROU assets of $29.1 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 9 – Leases for further discussion. The Company’s accounting for finance leases (previously referred to as capital leases prior to the adoption of ASC 842) remained substantially unchanged. The standard had no impact on the Company’s consolidated net income or cash flows.

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

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Software revenue:
Term licenses	$45,974	$38,707	$111,031	$95,872
Perpetual licenses	10,679	7,993	22,243	17,763
Maintenance	25,333	20,869	48,085	41,697
Professional services and other	2,422	3,038	6,340	4,944
Total software revenue	$84,408	$70,607	$187,699	$160,276

The Company derived approximately 10% of its total revenue through indirect sales channels for the six months ended June 30, 2019 and 2018.

Software related services revenue, client engineering services revenue, and other revenue were categorized based on the nature and timing of revenue and cash flows effected by economic factors.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of June 30, 2019 and December 31, 2018, capitalized costs to obtain a contract were $2.4 million and $2.0 million, respectively, recorded in prepaid and other current assets, and $0.4 million and $0.2 million, respectively, recorded in other long-term assets. Amortization expense was $1.2 million, $1.0 million, $2.2 million and $1.9 million for the three months ended June 30, 2019 and 2018 and six months ended June 30, 2019 and 2018, respectively, and was included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At June 30, 2019 and December 31, 2018, contract assets were $5.6 million and $3.7 million, respectively, recorded in accounts receivable, and $3.5 million and $2.7 million, respectively, recorded in prepaid expenses and other current assets.

Deferred revenue

Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license, PCS and professional services agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. The Company generally invoices its customers annually for the forthcoming year of software licenses, and more frequently for other products and services. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. Approximately $45.0 million of revenue recognized during the six months ended June 30, 2019, was included in the deferred revenue balances at the beginning of the year.
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

The following table summarizes the preliminary purchase consideration transferred to acquire Datawatch and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$183,427
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	8,278
Accounts receivable	10,384
Other assets	2,522
Property and equipment	980
Trade names	7,400
Developed technology (6-year life)	22,600
Customer relationships (10-year life)	16,700
Accounts payable and other liabilities	(5,041)
Deferred revenue	(3,649)
Other long-term liabilities	(8,340)
Total net identifiable assets acquired and liabilities assumed	51,834
Goodwill (1)	$131,593
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

SIMSOLID Corporation

In October 2018, the Company acquired all of the outstanding capital stock of SIMSOLID Corporation, a Canadian corporation (“SIMSOLID”), for aggregate consideration of $22.1 million. The allocation of fair value of purchase consideration was finalized in the first quarter of 2019, and there were no changes to the fair value of assets acquired and liabilities assumed, as previously reported.

6.	Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Land	$7,994	$7,994
Building and improvements	13,379	13,120
Computer equipment and software	36,354	34,582
Office furniture and equipment	8,512	7,958
Leasehold improvements	8,500	6,926
Right-of-use assets under finance leases	2,607	—
Total property and equipment	77,346	70,580
Less: accumulated depreciation and amortization	43,296	40,427
Property and equipment, net	$34,050	$30,153

Depreciation expense, including amortization of ROU assets under finance leases, was $1.6 million and $3.3 million for the three and six months ended June 30, 2019, respectively, and 2.0 million and $3.6 million for the three and six months ended June 30, 2018, respectively.

7.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, were as follows (in thousands):

Balance at December 31, 2018	$210,532
Effects of foreign currency translation and other	1,555
Balance at June 30, 2019	$212,087

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	June 30, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$56,385	$20,654	$35,731
Customer relationships	7-10 years	28,750	9,405	19,345
Other intangibles	10 years	219	60	159
Total definite-lived intangible assets		85,354	30,119	55,235
Indefinite-lived intangible assets:
Trade names		9,639		9,639
Total other intangible assets		$94,993	$30,119	$64,874

	December 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$54,530	$15,517	$39,013
Customer relationships	7-10 years	28,422	7,309	21,113
Other intangibles	10 years	109	56	53
Total definite-lived intangible assets		83,061	22,882	60,179
Indefinite-lived intangible assets:
Trade names		9,657		9,657
Total other intangible assets		$92,718	$22,882	$69,836

Amortization expense related to intangible assets was $3.6 million and $7.1 million for the three and six months ended June 30, 2019, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively.

8.	Debt

The carrying value of debt is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Convertible senior notes	$230,000	$—
Revolving credit facility	—	30,950
Obligations for finance leases	1,298	813
Other borrowings	25	75
Total debt	231,323	31,838
Less: unamortized debt discount	51,443	—
Less: unamortized debt issuance costs	6,251	90
Less: current portion of long-term debt	472	331
Long-term debt, net of current portion	$173,157	$31,417

Convertible senior notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "Convertible Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the Convertible Notes, in a public offering. The net proceeds from the issuance of the Convertible Notes were $221.9 million after deducting the underwriting discounts and commissions and estimated issuance costs.

The Company entered into a First Supplemental Indenture relating to the issuance by the Company of the Convertible Notes (the “Supplemental Indenture”) supplementing the Indenture, dated June 10, 2019 (the “Base Indenture,” and together with the Supplemental Indenture, the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Notes become automatically due and payable. The Convertible Notes are senior unsecured obligations of the Company.

The Convertible Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2019. The Convertible Notes will mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms.

The Convertible Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make whole fundamental change or a redemption period (each as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder who elects to convert its Convertible Notes in connection with such make whole fundamental change or during the relevant redemption period.

Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day;

•

If the Company calls any or all of the Convertible Notes for redemption (which the Company may not do prior to June 6, 2022), at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	Upon the occurrence of specified corporate events.

On or after December 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

During the period ended June 30, 2019, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of June 30, 2019.

The Company accounts for the Convertible Notes as separate liability and equity components. The carrying amount of the liability component of the Convertible Notes was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The Company determined the carrying amount of the liability component as the present value of its cash flows using a discount rate of approximately 5.5%. The estimated interest rate was applied to the Convertible Notes, which resulted in a fair value of the liability component of $178.2 million upon issuance, calculated as the present value of future contractual payments based on the $230.0 million aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The $51.8 million difference between the gross proceeds received from issuance of the Convertible Notes of $230.0 million and the estimated fair value of the liability component represents the equity component, or the “Conversion Option”, of the Convertible Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Company allocates issuance costs related to the issuance of the Convertible Notes to the liability and equity components using the same proportions as the initial carrying value of the Convertible Notes. Issuance costs attributable to the liability component were $6.3 million and are being amortized to interest expense using the effective interest method over the term of the Convertible Notes. Issuance costs attributable to the equity components were $1.8 million and are netted with the equity component of the Convertible Notes in stockholders’ equity on the condensed consolidated balance sheets.

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

June 30,
2019
Principal	$230,000
Less: unamortized debt discount	51,443
Less: unamortized debt issuance costs	6,251
Net carrying amount	$172,306

The net carrying value of the equity component of the Convertible Notes was as follows (in thousands):

June 30,
2019
Proceeds allocated to the conversion option (debt discount)	$51,842
Less: issuance costs	1,833
Net carrying amount	$50,009

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Contractual interest expense	$25	$25
Amortization of debt issuance cost and discount	447	447
Total	$472	$472

Credit agreement

Revolving credit facility

The Company has a $150.0 million credit facility that was amended on June 5, 2019, to permit the issuance of the Convertible Notes and extend the maturity date of the credit facility to December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement provides for an accordion feature that allows the Company to expand the size of the revolving line of credit by an additional $50.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2019 Amended Credit Agreement).

As of June 30, 2019, the Company had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

Borrowings under the 2019 Amended Credit Agreement bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day plus 1/2 of 1.00% or (3) the Adjusted LIBO Rate (as defined in the 2019 Amended Credit Agreement) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted LIBO Rate. The applicable margin for borrowings under the 2019 Amended Credit Agreement is based on the Company’s most recently tested consolidated total net leverage ratio and will vary from (a) in the case of Eurodollar loans, 1.25% to 2.00%, and (b) in the case of ABR loans and swingline loans, 0.25% to 1.00%. The Company pays a commitment fee (based on the Company’s most recently tested consolidated total senior secured net leverage ratio) ranging from 0.15% to 0.30% on the unused portion of the 2019 Amended Credit Agreement.

Collateral and guarantees

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s direct and indirect domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future direct and indirect domestic subsidiaries (subject in each case to certain exceptions as provided for under the 2019 Amended Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all the obligations under the 2019 Amended Credit Agreement.

Debt covenants

The 2019 Amended Credit Agreement requires the Company to maintain the following financial covenants:

•

Maximum Net Leverage Ratio: On the last day of each fiscal quarter, the Company on a consolidated basis will not permit the ratio of total indebtedness (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date to be greater than 5.00 to 1.00 as of the last day of any such fiscal quarter.

•

Senior Secured Leverage Ratio: On the last day of each fiscal quarter, the Company on a consolidated basis will not permit the ratio of total indebtedness secured by a lien (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date to be greater than 3.00 to 1.00 as of the last day of any such fiscal quarter.

•

Consolidated Interest Coverage Ratio: On the last day of each fiscal quarter, the Company on a consolidated basis will not permit the ratio of (x) EBITDA to (y) cash Consolidated Interest Expense, as such terms are defined in the 2019 Amended Credit Agreement, in each case for the rolling four quarter period ending on such date, to be less than 3.00 to 1.00 as of the last day of any such fiscal quarter.

At June 30, 2019, the Company was in compliance with all the financial covenants.

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

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 8.8 years, some of which include one or more options to renew, with renewal terms up to six years and some of which include options to terminate the leases within the next four years.

The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$3,359	$6,783

Finance lease cost:
Amortization of ROU assets	$126	$247
Interest on lease liabilities	5	10
Total finance lease cost	$131	$257

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $2.9 million and $6.0 million for the three and six months ended June 30, 2019, respectively, and $2.3 million and $4.6 million for the three and six months ended June 30, 2018, respectively.

Supplemental balance sheet information related to lease liabilities at June 30, 2019, was as follows:

(in thousands, except lease term and discount rate)
Operating leases:
Operating lease ROU assets	$28,878

Current portion of operating lease liabilities	$9,412
Operating lease liabilities, net of current portion	20,722
Total operating lease liabilities	$30,134

Weighted average remaining lease term	4.2 years
Weighted average discount rate	5.3%

Finance leases:
Property and equipment	$2,607
Accumulated depreciation	(1,111)
Property and equipment, net	$1,496

Current portion of long-term debt	$447
Long-term debt, net of current portion	851
Total finance lease liabilities	$1,298

Weighted average remaining lease term	3.2 years
Weighted average discount rate	3.4%

Supplemental cash flow information related to leases for the six months ended June 30, 2019, was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(5,665)
Operating cash flows from finance leases	$(25)
Financing cash flows from finance leases	$(209)

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,545
Finance leases	$566

Maturities of operating lease liabilities at June 30, 2019, were as follows (in thousands):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$5,715
2020	9,508
2021	7,089
2022	4,811
2023	2,971
Thereafter	3,335
Total lease payments	33,429
Less: imputed interest	3,295
Total operating lease liabilities	$30,134

Total obligations for finance leases, previously referred to as capital leases prior to the adoption of Topic 842 on January 1, 2019, were $0.8 million at December 31, 2018.

10.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	June 30,	December 31,
	2019	2018
Income taxes payable	$7,732	$3,932
Accrued VAT	3,985	4,536
Accrued royalties	3,527	2,613
Accrued professional fees	3,403	3,165
Defined contribution plan liabilities	1,225	1,376
Government grants	859	915
Non-income tax liabilities	685	853
Billings in excess of cost	520	1,504
Other current liabilities	6,043	8,145
Total	$27,979	$27,039

The following table provides details of other long-term liabilities (in thousands):

	June 30,	December 31,
	2019	2018
Pension and other post retirement liabilities	$9,782	$9,111
Deferred tax liabilities	5,725	5,339
Other liabilities	10,855	11,306
Total	$26,362	$25,756

11.	Fair value measurements

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

As of June 30, 2019, the fair value of the Convertible Notes was $249.6 million. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. The Company carries the convertible senior notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value for required disclosure purposes only. For further information on the Convertible Notes see Note 8. – Debt.

12.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 3,815,348 stock options with an exercise price of $0.000025 remain outstanding at June 30, 2019. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	4,337,856	$0.000025	18.0	$119.6
Exercised	(522,508)	$0.000025
Forfeited	—	—
Outstanding and exercisable at June 30, 2019	3,815,348	$0.000025	17.5	$154.1

The total intrinsic value of the NSO Plan stock options exercised during the six months ended June 30, 2019, was $19.8 million.

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

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	532,220	$0.65	1.4	$14.3
Exercised	(218,693)	$0.67
Forfeited	—	—
Outstanding and exercisable at June 30, 2019	313,527	$0.64	0.8	$12.5

The total intrinsic value of the ISO Plan stock options exercised during the six months ended June 30, 2019, was $7.4 million.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2019, totaled $0.6 million, and is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the stock option activity under the 2012 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	1,541,165	$4.12	6.9	$36.2
Granted	—	—
Exercised	(264,551)	$3.76
Forfeited	(3,303)	$4.44
Outstanding at June 30, 2019	1,273,311	$4.20	6.5
Exercisable at June 30, 2019	892,645	$3.94	6.1	$32.5

The total intrinsic value of the 2012 Plan stock options exercised during the six months ended June 30, 2019, was $8.5 million.

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

The estimated post combination expense to the Company as a result of the business combination was approximately $3.4 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original RSU agreement. The weighted average remaining service period is 1.50 years. Once the vesting conditions of the service period are met, Altair will cash-settle the Replacement Awards. The liability related to the Datawatch RSUs as of June 30, 2019 and December 31, 2018, was $0.1 million and $0.6 million, respectively, and is recorded in other accrued expenses and current liabilities.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2019	206,061
Granted	634,985
Vested	(47,425)
Forfeited	(31,596)
Outstanding at June 30, 2019	762,025

The weighted average grant date fair value of the RSUs was $36.18 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2019, totaled $25.6 million, and is expected to be recognized over a weighted average period of approximately four years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	—	$—
Granted	20,000	$38.11
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2019	20,000	$38.11	9.7
Exercisable at June 30, 2019	—	$—	—	$—

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

The fair values of the Company’s stock options granted during the six months ended June 30, 2019, were estimated using the following assumptions:

2019 grants
Weighted average grant date fair value per share	$38.11
Expected volatility	42%
Expected term (in years)	6.25
Risk-free interest rate	1.80%
Expected dividend yield	0%

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•	Expected Term. The Company used the simplified method to determine the expected term.
•	Risk-Free Interest Rate. The Company based the risk-free interest rate on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected term of the option.
•

Expected Volatility. As the Company does not have an extensive trading history for its common stock, the expected volatility was derived using the historical volatility of the returns of comparable publicly traded companies combined with the brief trading history of the Company’s common stock.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue – software	$279	$8	$343	$16
Research and development	579	108	937	155
Sales and marketing	475	134	937	175
General and administrative	747	184	1,075	304
Total stock-based compensation expense	$2,080	$434	$3,292	$650

13.	Other income, net

Other income, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign exchange loss (gain)	$(237)	$217	$180	$(580)
Other	(268)	(393)	(295)	(496)
Other income, net	$(505)	$(176)	$(115)	$(1,076)

14.	Income taxes

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

The Company’s income tax (benefit) expense and effective tax rate for the three and six months ended June 30, 2019 and 2018, were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax (benefit) expense	$(167)	$1,386	$3,921	$3,732
Effective tax rate	5%	453%	28%	14%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to United States pre-tax loss of $8.3 million for the three months ended June 30, 2019, and income of $5.3 million for the six months ended June 30, 2019, for which tax expense was not recognized due to the valuation allowance, compared to United States pre-tax loss of $6.0 million for the three months ended June 30, 2018, and income of $12.0 million for the six months ended June 30, 2018, for which tax expense was not recognized due to the valuation allowance. Offsetting the impact to the tax expense and the effective tax rate for June 30, 2019, was a reversal of reserve adjustments recorded for uncertain tax positions of $1.1 million.

The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the three or six months ended June 30, 2019, due to a full valuation allowance on U.S. net deferred tax assets.
15.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2019	$(8,823)	$(2,467)	$(11,290)
Other comprehensive income before reclassification	1,942	(3)	1,939
Amounts reclassified from accumulated other comprehensive loss	—	247	247
Tax effects	—	—	—
Other comprehensive income	1,942	244	2,186
Balance at June 30, 2019	$(6,881)	$(2,223)	$(9,104)

16.	Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.6 million related to the acquisition of Panopticon AB by Datawatch, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. An Administrative Court hearing was held on May 16, 2019. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. The Company has determined that these events do not cause a change in judgment regarding its assessment of uncertain tax positions.

On July 4, 2019, subsequent to the quarter ended June 30, 2018, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal in Stockholm, effectively continuing to assert that the assessments are in fact appropriate.  The Company expects to continue to contest the assessment through the appeals process and has until late September to submit any filings to the Administrative Court of Appeal in Stockholm. The Company does not believe that this subsequent event will have a material effect to its financial statements for the quarter ended September 30, 2019.

Potential Export Violation

As previously disclosed on Form 8-K on May 10, 2019, the Company discovered potential violations of U.S. economic sanctions and export control laws and immediately filed preliminary self-disclosure notices with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry & Security (“BIS”).

The Company subsequently conducted an internal investigation into these issues under the direction of outside legal counsel and filed voluntary self-disclosures with both agencies on July 25, 2019. These disclosures describe the unintentional transfer of commercial software and trial software licenses to various individuals located in Iran and other restricted countries. These transfers involved freeware, trial software licenses, and volunteer software testing communities. The Company did not discover any evidence indicating any commercial transactions with restricted parties or countries.

In addition to filing voluntary self-disclosures with OFAC and BIS, the Company has implemented a series of additional compliance measures to prevent unintentional transfers of the sort described above. These measures will further enhance the Company’s international trade compliance program, which is designed to assure that the Company does not conduct business directly or indirectly with any countries or parties subject to U.S. economic sanctions and export control laws. Although it is too early to predict what action, if any, that OFAC or BIS might take, the Company does not currently have any reason to believe that its voluntary self-disclosures (or any related U.S. Government investigations) will have a meaningful impact on its operations, results of operations for any future period, or financial condition.

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

The following tables are in thousands:

Three Months Ended June 30, 2019	Software	CES	All other	Total
Revenue	$92,315	$12,412	$2,046	$106,773
Adjusted EBITDA	$5,207	$1,467	$(1,509)	$5,165

Three Months Ended June 30, 2018	Software	CES	All other	Total
Revenue	$79,314	$12,417	$1,629	$93,360
Adjusted EBITDA	$4,718	$1,508	$(923)	$5,303

Six Months Ended June 30, 2019	Software	CES	All other	Total
Revenue	$205,378	$24,462	$4,792	$234,632
Adjusted EBITDA	$29,249	$2,573	$(2,673)	$29,149

Six Months Ended June 30, 2018	Software	CES	All other	Total
Revenue	$178,456	$24,497	$3,664	$206,617
Adjusted EBITDA	$33,746	$2,564	$(1,457)	$34,853

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to U.S. GAAP (Loss) income before income taxes:
Adjusted EBITDA	$5,165	$5,303	$29,149	$34,853
Stock-based compensation expense	(2,080)	(434)	(3,292)	(650)
Interest expense	(590)	(45)	(860)	(61)
Interest income and other (1)	(508)	(536)	(709)	719
Depreciation and amortization	(5,274)	(3,982)	(10,468)	(7,525)
(Loss) income before income taxes	$(3,287)	$306	$13,820	$27,336
(1)

Includes an impairment charge for royalty contracts resulting in $0.8 million and $1.0 million of expense for the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.8 million of expense for the three and six months ended June 30, 2018, respectively. Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the six months ended June 30, 2018.

18. Subsequent events

In July 2019, the Company decided to sunset operations of its WEYV business, a consumer music and content service. The WEYV business is reported in All Other within the Company’s segment disclosures.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipate in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC, on March 1, 2019, and in Item 1A, Part II of this Quarterly Report on Form 10-Q and other information appearing elsewhere in our Annual report, this report on Form 10-Q and our other filings with the SEC.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs or projections will result or be achieved or accomplished.

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

Convertible Senior Notes

In June 2019, we issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the Convertible Notes, in a public offering. The net proceeds from the issuance of the Convertible Notes were $221.9 million after deducting the underwriting discounts and commissions and estimated issuance costs.

In conjunction with the issuance of the Convertible Notes, we entered into a base indenture and a supplemental indenture by and between the Company and U.S. Bank National Association (collectively, the “Indenture”). The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Notes become automatically due and payable. The Convertible Notes are senior unsecured obligations of the Company.

The Convertible Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2019. The Convertible Notes will mature on June 1, 2024, unless, earlier repurchased or redeemed by us or converted pursuant to their terms.

The Convertible Notes have an initial conversion rate of 21.5049 shares of our Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of our Class A common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make whole fundamental change or a redemption period (each as defined in the Indenture), we will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder who elects to convert its Convertible Notes in connection with such make whole fundamental change or during the relevant redemption period.

Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ending on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

During the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day;

•

If we call any or all of the Convertible Notes for redemption (which the Company may not do prior to June 6, 2022), at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•	Upon the occurrence of specified corporate events.

On or after December 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, we may satisfy our conversion obligation by paying and/or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.

Credit agreement

In June 2019, we amended our $150.0 million credit facility to, among other things, permit the issuance of the Convertible Notes and extend the maturity date of the credit facility to December 15, 2023.

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 1, 2019, and in Item 1A, Part II of this Quarterly Report on Form 10-Q.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. To present this information, the results for 2019 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2018. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Adjusted EBITDA, and Billings are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2019	June 30, 2019
Revenue	$(2,959)	$(6,924)
Adjusted EBITDA	$(713)	$(1,507)
Billings	$(914)	$(6,019)

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

For additional information about our reportable segments and other businesses, see Note 17 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Increase / (decrease)	Six Months Ended June 30,		Increase / (decrease)
(in thousands)	2019	2018	%	2019	2018	%
Revenue:
Software	$84,408	$70,607	20%	$187,699	$160,276	17%
Software related services	7,907	8,707	(9%)	17,679	18,180	(3%)
Total software and related services	92,315	79,314	16%	205,378	178,456	15%
Client engineering services	12,412	12,417	—%	24,462	24,497	—%
Other	2,046	1,629	26%	4,792	3,664	31%
Total revenue	106,773	93,360	14%	234,632	206,617	14%
Cost of revenue:
Software	12,384	11,983	3%	26,736	22,905	17%
Software related services	6,612	6,512	2%	13,130	13,221	(1%)
Total software and related services	18,996	18,495	3%	39,866	36,126	10%
Client engineering services	10,033	9,960	1%	19,833	20,160	(2%)
Other	1,994	1,001	99%	4,209	2,212	90%
Total cost of revenue	31,023	29,456	5%	63,908	58,498	9%
Gross profit	75,750	63,904	19%	170,724	148,119	15%
Operating expenses:
Research and development	29,829	24,744	21%	57,345	47,447	21%
Sales and marketing	26,221	19,979	31%	52,672	38,606	36%
General and administrative	19,851	17,412	14%	40,180	34,402	17%
Amortization of intangible assets	3,600	1,986	81%	7,128	3,926	82%
Other operating income	(549)	(392)	40%	(1,166)	(2,583)	(55%)
Total operating expenses	78,952	63,729	24%	156,159	121,798	28%
Operating (loss) income	(3,202)	175	NM	14,565	26,321	(45%)
Interest expense	590	45	NM	860	61	NM
Other income, net	(505)	(176)	187%	(115)	(1,076)	(89%)
(Loss) income before income taxes	(3,287)	306	NM	13,820	27,336	(49%)
Income tax (benefit) expense	(167)	1,386	NM	3,921	3,732	5%
Net (loss) income	$(3,120)	$(1,080)	189%	$9,899	$23,604	(58%)
Other financial information:
Billings(1)	$108,038	$92,360	17%	$241,919	$205,564	18%
Adjusted EBITDA(2)	$5,165	$5,303	(3%)	$29,149	$34,853	(16%)
Net cash provided by operating activities	$6,553	$10,624	(38%)	$31,868	$37,313	(15%)
Free cash flow(3)	$4,469	$9,178	(51%)	$25,201	$34,183	(26%)
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018:

	Three Months Ended June 30,		Change	Constant currency change(1)	Six Months Ended June 30,		Change	Constant currency change(1)
(dollars in thousands)	2019	2018	%	%	2019	2018	%	%
Revenue:
Software	$84,408	$70,607	20%	23%	$187,699	$160,276	17%	21%
Software related services	7,907	8,707	(9%)	(5%)	17,679	18,180	(3%)	2%
Total software and related services	92,315	79,314	16%	20%	205,378	178,456	15%	19%
Client engineering services	12,412	12,417	—%	—%	24,462	24,497	—%	—%
Other	2,046	1,629	26%	26%	4,792	3,664	31%	31%
Total revenue	$106,773	$93,360	14%	18%	$234,632	$206,617	14%	17%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended June 30, 2019 and 2018

Revenue

Total revenue increased by $13.4 million, or 14%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase was primarily attributable to an increase in software revenue.

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software revenue	$84,408	$70,607	$13,801	20%
As a percent of software segment revenue	91%	89%
As a percent of consolidated revenue	79%	76%

The 20% increase in our software revenue for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements and licensing of units to new customers pursuant to new software license agreements. Also contributing to the increase in the current year, was revenue attributable to recent acquisitions. Our performance for the three months ended June 30, 2019, was affected by adverse shifts in certain foreign currencies. On a constant currency basis, our software revenue increased by 23% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software related services revenue	$7,907	$8,707	$(800)	(9%)
As a percent of software segment revenue	9%	11%
As a percent of consolidated revenue	7%	9%

Software related services revenue decreased 9% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This decrease was primarily the result of a decline in revenue from consulting services. On a constant currency basis, our software related services revenue decreased by 5% for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Client engineering services revenue	$12,412	$12,417	$(5)	—%
As a percent of consolidated revenue	12%	13%

CES revenue was relatively consistent for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other revenue	$2,046	$1,629	$417	26%
As a percent of consolidated revenue	2%	2%

The 26% increase in other revenue for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, was due to increased revenue from toggled, our LED lighting business, driven by increased product unit sales.

Cost of revenue

 Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software revenue	$12,384	$11,983	$401	3%
As a percent of software revenue	15%	17%
As a percent of consolidated revenue	12%	13%

Cost of software revenue increased by $0.4 million, or 3%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase in the current year period was due to increased employee compensation and related costs of $1.1 million, offset partially by decreased hardware costs of $0.7 million.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software related services revenue	$6,612	$6,512	$100	2%
As a percent of software related services revenue	84%	75%
As a percent of consolidated revenue	6%	7%

Cost of software related services revenue was relatively consistent for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase as a percentage of software related services revenue is due to unassigned resources during the quarter.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of client engineering services revenue	$10,033	$9,960	$73	1%
As a percent of client engineering services revenue	81%	80%
As a percent of consolidated revenue	9%	11%

Cost of CES revenue was relatively consistent for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of other revenue	$1,994	$1,001	$993	99%
As a percent of other revenue	97%	61%
As a percent of consolidated revenue	2%	1%

Cost of other revenue increased $1.0 million, or 99%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase is due to greater unit sales volumes at lower selling prices in excess of cost reductions for products sold for our LED lighting business.

Gross profit

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Gross profit	$75,750	$63,904	$11,846	19%
As a percent of consolidated revenue	71%	68%

Gross profit increased by $11.8 million, or 19%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase in gross profit was primarily attributable to the growth of our software revenue of $13.8 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Research and development	$29,829	$24,744	$5,085	21%
As a percent of consolidated revenue	28%	27%

Research and development expenses increased by $5.1 million, or 21%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily attributable to higher employee costs of $3.3 million from an increase in our headcount, primarily due to acquisitions, an $0.8 million increase in outsourced development fees as a result of acquisitions, a $0.2 million increase in software maintenance expense and a $0.3 million increase in stock-based compensation expense.

Sales and marketing

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Sales and marketing	$26,221	$19,979	$6,242	31%
As a percent of consolidated revenue	25%	21%

Sales and marketing expenses increased by $6.2 million, or 31%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. Employee compensation and related expense increased $4.2 million, primarily due to acquisitions. Travel and trade show related expense increased $1.1 million and sales and marketing campaigns to support our direct sales force increased $0.2 million. In addition, stock-based compensation expense and consulting fees increased by $0.3 million and $0.2 million, respectively, in the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

General and administrative

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
General and administrative	$19,851	$17,412	$2,439	14%
As a percent of consolidated revenue	19%	19%

General and administrative expenses increased by $2.4 million, or 14%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily attributable to a $0.9 million increase in employee compensation and related expenses, a $0.6 million increase in rent expense, a $0.6 million increase in stock-based compensation expense and a $0.4 million increase in software maintenance.

Amortization of intangible assets

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Amortization of intangible assets	$3,600	$1,986	$1,614	81%
As a percent of consolidated revenue	3%	2%

Amortization of intangible assets increased by $1.6 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This was attributable to an increase in the amortization of developed technology and customer relationships in the current year period as a result of 2018 acquisitions.

Other operating income

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other operating income	$(549)	$(392)	$157	40%
As a percent of consolidated revenue	(1%)	(—%)

Other operating income increased $0.2 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

Interest expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Interest expense	$590	$45	$545	1,211%
As a percent of consolidated revenue	1%	—%

Interest expense increased $0.5 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. The increase in interest expense was primarily the result of amortization of the debt discount on the Convertible Notes in the current year.

Other income, net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other income, net	$(505)	$(176)	$329	(187%)
As a percent of consolidated revenue	—%	—%

Other income, net increased by $0.3 million for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was due to a $0.5 million increase in foreign currency due to fluctuations in the United States dollar relative to other functional currencies and a $0.1 million decrease in interest income during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

 Income tax (benefit) expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Income tax (benefit) expense	$(167)	$1,386	$(1,553)	NM

The effective tax rate was 5% and 453% for the three months ended June 30, 2019 and 2018, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned, or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to a United States pre-tax loss of $8.3 million for the three months ended June 30, 2019, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax loss of $6.0 million for the three months ended June 30, 2018, for which a tax benefit was not recognized due to the valuation allowance.

Six months ended June 30, 2019 and 2018

Revenue

Total revenue increased by $28.0 million, or 14%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase was primarily attributable to an increase in software revenue.

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software revenue	$187,699	$160,276	$27,423	17%
As a percent of software segment revenue	91%	90%
As a percent of consolidated revenue	80%	78%

The 17% increase in our software revenue for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, contributions from recent acquisitions and licensing of units to new customers pursuant to new software license agreements.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software related services revenue	$17,679	$18,180	$(501)	(3%)
As a percent of software segment revenue	9%	10%
As a percent of consolidated revenue	8%	9%

The 3% decrease in our software related services revenue for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily the result of fluctuations in foreign currencies.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Client engineering services revenue	$24,462	$24,497	$(35)	(—%)
As a percent of consolidated revenue	10%	12%

CES revenue was consistent for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.  Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other revenue	$4,792	$3,664	$1,128	31%
As a percent of consolidated revenue	2%	2%

The 31% increase in other revenue for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was due to increased revenue from toggled, our LED lighting business, driven by increased product unit sales.

Cost of revenue

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software revenue	$26,736	$22,905	$3,831	17%
As a percent of software revenue	14%	14%
As a percent of consolidated revenue	11%	11%

Cost of software revenue increased by $3.8 million, or 17%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase in the current year was due to increased employee compensation and related costs of $1.2 million, increased third party royalty costs of $0.5 million for software programs, $0.6 million in hardware costs, $0.5 million in stock-based compensation expense and $0.3 million in software maintenance.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software related services revenue	$13,130	$13,221	$(91)	(1%)
As a percent of software related services revenue	74%	73%
As a percent of consolidated revenue	6%	6%

Cost of software related services revenue decreased $0.1 million, or 1%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of client engineering services revenue	$19,833	$20,160	$(327)	(2%)
As a percent of client engineering services revenue	81%	82%
As a percent of consolidated revenue	8%	10%

Cost of CES revenue decreased $0.3 million, or 2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of other revenue	$4,209	$2,212	$1,997	90%
As a percent of other revenue	88%	60%
As a percent of consolidated revenue	2%	1%

The cost of other revenue increase of $2.0 million, or 90%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, was primarily due to increased revenue from toggled, our LED lighting business from greater unit sales volumes at lower selling prices in excess of cost reductions for products sold.

Gross profit

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Gross profit	$170,724	$148,119	$22,605	15%
As a percent of consolidated revenue	73%	72%

Gross profit increased by $22.6 million, or 15%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase in gross profit was primarily attributable to the growth of our software revenue of $27.4 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Research and development	$57,345	$47,447	$9,898	21%
As a percent of consolidated revenue	24%	23%

Research and development expenses increased by $9.9 million, or 21%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily attributable to higher employee costs of $6.4 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. In addition, there was an increase in stock-based compensation expense of $0.6 million and an increase in software maintenance expense of $0.5 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Sales and marketing

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Sales and marketing	$52,672	$38,606	$14,066	36%
As a percent of consolidated revenue	22%	19%

Sales and marketing expenses increased by $14.1 million, or 36%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily attributable to higher employee costs of $8.7 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. Travel and trade show related expense increased $1.9 million and sales and marketing campaigns to support our direct sales force increased $0.9 million. In addition, stock-based compensation expense and consulting fees increased by $0.8 million and $0.4 million, respectively.

General and administrative

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
General and administrative	$40,180	$34,402	$5,778	17%
As a percent of consolidated revenue	17%	17%

General and administrative expenses increased by $5.8 million, or 17%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily attributable to higher employee costs of $1.3 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions, higher facility costs of $1.2 million, higher stock-based compensation expense of $0.8 million, and higher software maintenance expense of $0.4 million.

Amortization of intangible assets

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Amortization of intangible assets	$7,128	$3,926	$3,202	82%
As a percent of consolidated revenue	3%	2%

Amortization of intangible assets increased by $3.2 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This was attributable to an increase in the amortization of developed technology in the current year as a result of 2018 acquisitions.

Other operating income

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other operating income	$(1,166)	$(2,583)	$1,417	(55%)
As a percent of consolidated revenue	(—%)	(1%)

Other operating income decreased $1.4 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The decrease was due to a non-recurring adjustment for a change in estimated legal expenses of $2.0 million of income during the six months ended June 30, 2018, offset by lower impairment charges for guaranteed royalty expenses related to our WEYV business during the six months ended June 30, 2019.

Interest expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Interest expense	$860	$61	$799	NM
As a percent of consolidated revenue	—%	—%

Interest expense increased $0.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The increase in interest expense was a result of the $0.4 million amortization of debt discount related to the Convertible Notes and $0.4 million of increased interest expense due to increased borrowings under the line of credit during the six months ended June 30, 2019.

Other income, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other income, net	$(115)	$(1,076)	$961	(89%)
As a percent of consolidated revenue	(—%)	(1%)

Other income, net decreased by $1.0 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This decrease was due to fluctuations in the United States dollar relative to other functional currencies during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

 Income tax expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Income tax expense	$3,921	$3,732	$189	5%

The effective tax rate was 28% and 14% for the six months ended June 30, 2019 and 2018, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned, or taxes incurred by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to a United States pre-tax income of $5.3 million for the six months ended June 30, 2019, for which tax expense was not recognized due to a valuation allowance, compared to a United States pre-tax income of $12.0 million for the six months ended June 30, 2018, for which tax expense was not recognized due to a valuation allowance.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA and Modified Adjusted EBITDA as performance measures and Free Cash Flow as a liquidity measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Other financial data:
Billings	$108,038	$92,360	$241,919	$205,564
Adjusted EBITDA	$5,165	$5,303	$29,149	$34,853
Modified Adjusted EBITDA	$7,415	$5,303	$33,649	$34,853
Free Cash Flow	$4,469	$9,178	$25,201	$34,183

Billings.  Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period. Given that we generally bill our customers at the time of sale, but typically recognize a portion of the related revenue ratably over time, management believes that Billings is a meaningful way to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers. See the table below for information regarding the impact of ASC 606 on Billings for the six months ended June 30, 2018.

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$106,773	$93,360	$234,632	$206,617
Ending deferred revenue	73,806	55,800	73,806	55,800
Adoption of ASC 606 on beginning deferred revenue	—	—	—	82,909
Beginning deferred revenue	(72,541)	(56,800)	(66,519)	(139,762)
Billings	$108,038	$92,360	$241,919	$205,564

The following table provides a reconciliation of Modified Adjusted EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(3,120)	$(1,080)	$9,899	$23,604
Income tax (benefit) expense	(167)	1,386	3,921	3,732
Stock-based compensation expense	2,080	434	3,292	650
Interest expense	590	45	860	61
Interest income and other (1)	508	536	709	(719)
Depreciation and amortization	5,274	3,982	10,468	7,525
Adjusted EBITDA	5,165	5,303	29,149	34,853
Acquisition related deferred revenue (2)	2,250	—	4,500	—
Modified Adjusted EBITDA	$7,415	$5,303	$33,649	$34,853
(1)

Includes an impairment charge for royalty contracts resulting in $0.8 million and $1.0 million of expense for the three and six months ended June 30, 2019, respectively, and $0.9 million and $1.8 million of expense for the three and six months ended June 30, 2018, respectively. Includes a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the six months ended June 30, 2018.

(2)	Represents revenue not recognized under GAAP due to acquisition accounting adjustments associated with the accounting for deferred revenue in significant business combinations.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$31,868	$37,313
Capital expenditures	(6,667)	(3,130)
Free cash flow	$25,201	$34,183

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the six months ended June 30, 2019, our recurring software license rate was 91%.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services and proceeds from our initial public offering, follow-on offering and more recently our convertible debt offering, as well as periodic draws on our credit facilities, when needed. We believe that funds generated from operations, with cash and cash equivalents and the amounts available to us to borrow under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

During the three months ended June 30, 2019, we issued $230.0 million aggregate principal amount of Convertible Notes. See Note 8 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

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

Revolving credit facility

We have a $150.0 million credit facility that was amended on June 5, 2019, to permit the issuance of the Convertible Notes and extend the maturity date of the credit facility to December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement allows us to request that the aggregate commitments under the 2019 Amended Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions.

As of June 30, 2019, we had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. At June 30, 2019, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, see Note 8 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Cash flows

As of June 30, 2019, we had aggregate cash and cash equivalents of $251.8 million available for working capital purposes, acquisitions, and capital expenditures; $213.5 million of this aggregate amount was held in the United States and $33.5 million was held in the APAC and EMEA regions.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$31,868	$37,313
Net cash used in investing activities	(7,704)	(12,858)
Net cash provided by financing activities	192,144	136,430
Effect of exchange rate changes on cash, cash equivalents and restricted cash	187	(877)
Net increase in cash, cash equivalents and restricted cash	$216,495	$160,008

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2019 was $31.9 million, which reflects a decrease of $5.4 million compared to the six months ended June 30, 2018. This decrease was the result of the reduction in net income and changes to our working capital position for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2019 was $7.7 million, which reflects a decrease of $5.2 million compared to the six months ended June 30, 2018. This decrease was primarily the result of a decrease in cash payments for business acquisitions and developed technology in the six months ended June 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $192.1 million, which reflects an increase in cash provided of $55.7 million compared with the six months ended June 30, 2018. For the six months ended June 30, 2019, we received aggregate proceeds of $223.1 million from our Convertible Notes offering, net of underwriters’ discounts and commissions, and we had net cash payments on our revolving commitment of $31.0 million. For the six months ended June 30,

2018, we received aggregate proceeds of $135.6 million from our follow-on public offering, net of underwriters’ discounts and commissions, and we did not have any borrowings.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.2 million for the six months ended June 30, 2019, compared to an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.9 million for the six months ended June 30, 2018.

Contractual obligations and commitments

Our principal commitments and contractual obligations consist of our Convertible Notes due in 2024, and obligations under operating leases for office facilities. The following summarizes our non-cancelable contractual obligations as of June 30, 2019:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$230,000	$—	$—	$230,000	$—
Aggregate interest obligations (1)	2,875	575	1,725	575	—
Operating lease obligations	33,429	5,715	21,408	6,306	—
Royalties	719	314	405	—	—
Finance lease obligations	595	126	421	48	—
Other long-term liabilities	3,206	1,493	1,369	344	—
Total	$270,824	$8,223	$25,328	$237,273	$—
(1)	Represents estimated aggregate interest obligations for our outstanding convertible senior notes that are payable in cash.

Off-balance sheet arrangements

Through June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

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

Market Risk and Market Interest Risk

In June 2019, we issued $230.0 million aggregate principal amount of 0.250% Convertible Notes. Our Convertible Notes have fixed annual interest rates at 0.250% and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes are exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $252.2 million, consisting primarily of bank deposits and money market funds. As of June 30, 2019, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2019, due to a material weakness identified in connection with the audit of our fiscal year 2018 financial statements.

The material weakness pertained to controls over accounting for income taxes. We determined that management’s review controls over income taxes are not operating effectively to detect a material misstatement in the financial statements related to income tax accounting around acquisitions, as well as routine and non-routine transactions.  We have taken steps to remediate this material weakness by enhancing our preparation and review procedures around income tax accounting, which includes supplementing our resources by using an independent consultant with technical expertise in tax accounting for acquisitions and routine and non-routine transactions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, on May 10, 2019, the Company discovered potential violations of U.S. economic sanctions and export control laws and immediately filed preliminary self-disclosure notices with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and the U.S. Commerce Department’s Bureau of Industry & Security (“BIS”).

The Company subsequently conducted an internal investigation into these issues under the direction of outside legal counsel and filed voluntary self-disclosures with both agencies on July 25, 2019. These disclosures describe the unintentional transfer of commercial software and trial software licenses to various individuals located in Iran and other restricted countries. These transfers involved freeware, trial software licenses, and volunteer software testing communities. The Company did not discover any evidence indicating any commercial transactions with restricted parties or countries.

In addition to filing voluntary self-disclosures with OFAC and BIS, the Company has implemented a series of additional compliance measures to prevent unintentional transfers of the sort described above. These measures will further enhance the Company’s international trade compliance program, which is designed to assure that the Company does not conduct business directly or indirectly with any countries or parties subject to U.S. economic sanctions and export control laws. Although it is too early to predict what action, if any, that OFAC or BIS might take, the Company does not currently have any reason to believe that its voluntary self-disclosures (or any related U.S. Government investigations) will have a meaningful impact on its operations, results of operations for any future period, or financial condition.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company is subject to other legal proceedings. Except as set forth above, there were no material changes in such matters during the six months ended June 30, 2019.

Item 1A. Risk Factors

The risk factors set forth below supplement the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Our Indebtedness

Our 0.250% Convertible Senior Notes due 2024, or the Convertible Notes, are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

The Convertible Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including all amounts outstanding under our revolving credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Convertible Notes (including all amounts outstanding under our revolving credit facility) will be available to pay obligations on the Convertible Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Convertible Notes only after all claims senior to the Convertible Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding. The indenture governing the Convertible Notes will not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

The Convertible Notes are our obligations only and a substantial portion of our operations are conducted through, and a substantial portion of our consolidated assets are held by, our subsidiaries.

The Convertible Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our operations is conducted through, and a substantial portion of our consolidated assets is held by, our subsidiaries. Accordingly, our ability to service our debt, including the Convertible Notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the Convertible Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the Convertible Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our future indebtedness, including the amounts payable under our revolving credit facility and the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes that could have the effect of diminishing our ability to make payments on the Convertible Notes when due. Our existing revolving credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash or to repurchase the Convertible Notes upon a fundamental change, and our current debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a defined repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted.

In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness including our existing revolving credit facility. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself would likely also lead to a default under our revolving credit facility, and may lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

Our revolving credit facility limits our ability to pay any cash amount upon the conversion or repurchase of the Convertible Notes.

Our existing revolving credit facility prohibits us from making any cash payments on the conversion or repurchase of the Convertible Notes if a default under such credit facility exists or would be created thereby. In addition, our ability to make cash payments on the conversion or repurchase of the Convertible Notes will be limited to the extent we do not satisfy certain financial covenant tests after giving effect to such payments. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the Convertible Notes as required under the terms of the Convertible Notes would permit holders of the Convertible Notes to accelerate our obligations under the Convertible Notes.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Convertible Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

Transactions relating to the Convertible Notes may affect the value of our Class A common stock.

The conversion of some or all of the Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the Convertible Notes.  If holders of our Convertible Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

4.1

Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on June 10, 2019).

4.2

First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company on June 10, 2019).

4.3	Form of 0.250% Convertible Senior Note Due June 1, 2024 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed by the Company on June 10, 2019).

10. 1

Second Amendment to the Company’s Third Amended and Restated Credit Agreement, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on June 6, 2019).

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

EX-101.INS	XBRL INSTANCE DOCUMENT – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINK DOCUMENT

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed herewith.
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

ALTAIR ENGINEERING INC.

Date: August 8, 2019	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)