Form 10-Q
period 2019-09-30
Altair Engineering Inc.
filed 2019-11-07
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On October 21, 2019 there were 40,473,100 shares of the registrant’s Class A common stock outstanding and 31,300,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$246,937	$35,345
Accounts receivable, net	84,062	96,803
Income tax receivable	11,551	4,431
Prepaid expenses and other current assets	18,398	17,455
Total current assets	360,948	154,034
Property and equipment, net	33,720	30,153
Operating lease right of use assets	26,507	—
Goodwill	210,500	210,532
Other intangible assets, net	60,956	69,836
Deferred tax assets	5,870	5,354
Other long-term assets	18,199	17,288
TOTAL ASSETS	$716,700	$487,197
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$437	$331
Accounts payable	8,286	8,357
Accrued compensation and benefits	28,839	31,740
Current portion of operating lease liabilities	8,891	—
Other accrued expenses and current liabilities	27,426	27,039
Deferred revenue	69,377	59,765
Total current liabilities	143,256	127,232
Long-term debt, net of current portion	175,624	31,417
Operating lease liabilities, net of current portion	18,831	—
Deferred revenue, non-current	7,666	6,754
Other long-term liabilities	25,630	25,756
TOTAL LIABILITIES	371,007	191,159
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 40,354 and 38,349 shares as of September 30, 2019 and December 31, 2018, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 31,391 and 32,171 shares as of September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	436,197	379,832
Accumulated deficit	(80,903)	(74,863)
Accumulated other comprehensive loss	(11,960)	(11,290)
TOTAL STOCKHOLDERS’ EQUITY	343,341	293,686
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$716,700	$487,197

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue
License	$46,853	$40,880	$180,127	$154,515
Maintenance and other services	30,963	23,302	85,388	69,943
Total software	77,816	64,182	265,515	224,458
Software related services	7,956	8,692	25,635	26,872
Total software and related services	85,772	72,874	291,150	251,330
Client engineering services	12,803	12,155	37,265	36,652
Other	1,831	1,722	6,623	5,386
Total revenue	100,406	86,751	335,038	293,368
Cost of revenue
License	4,371	2,736	13,146	10,534
Maintenance and other services	9,548	7,095	27,509	22,202
Total software	13,919	9,831	40,655	32,736
Software related services	6,013	6,352	19,143	19,573
Total software and related services	19,932	16,183	59,798	52,309
Client engineering services	10,160	9,817	29,993	29,977
Other	1,649	1,204	5,858	3,416
Total cost of revenue	31,741	27,204	95,649	85,702
Gross profit	68,665	59,547	239,389	207,666
Operating expenses:
Research and development	29,667	24,301	87,012	71,748
Sales and marketing	25,790	19,243	78,462	57,849
General and administrative	20,706	17,234	60,886	51,636
Amortization of intangible assets	3,545	1,739	10,673	5,665
Other operating income, net	(536)	(4,850)	(1,702)	(7,433)
Total operating expenses	79,172	57,667	235,331	179,465
Operating (loss) income	(10,507)	1,880	4,058	28,201
Interest expense	2,726	31	3,586	92
Other income, net	(588)	(970)	(703)	(2,046)
(Loss) income before income taxes	(12,645)	2,819	1,175	30,155
Income tax expense	3,294	1,885	7,215	5,617
Net (loss) income	$(15,939)	$934	$(6,040)	$24,538
Income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.22)	$0.01	$(0.08)	$0.37
Net (loss) income per share attributable to common stockholders, diluted	$(0.22)	$0.01	$(0.08)	$0.33
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	71,770	70,001	71,313	66,429
Weighted average number of shares used in computing net (loss) income per share, diluted	71,770	76,709	71,313	74,182

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(15,939)	$934	$(6,040)	$24,538
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(2,988)	(1,149)	(1,046)	(4,161)
Retirement related benefit plans (net of tax effect of $0 $(9), $0 and $(16), respectively)	132	36	376	142
Total other comprehensive loss	(2,856)	(1,113)	(670)	(4,019)
Comprehensive (loss) income	$(18,795)	$(179)	$(6,710)	$20,519

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2019	38,349	$4	32,171	$3	$379,832	$(74,863)	$(11,290)	$293,686
Net income	—	—	—	—	—	13,019	—	13,019
Exercise of stock options	397	—	—	—	458	—	—	458
Vesting of restricted stock	14	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	869	—	—	869
Foreign currency translation, net of tax	—	—	—	—	—	—	337	337
Retirement related benefit plans, net of tax	—	—	—	—	—	—	228	228
Balance at March 31, 2019	38,760	4	32,171	3	381,159	(61,844)	(10,725)	308,597
Net loss	—	—	—	—	—	(3,120)	—	(3,120)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	50,009	—	—	50,009
Exercise of stock options	608	—	—	—	812	—	—	812
Vesting of restricted stock	34	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	270	—	(270)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,922	—	—	1,922
Foreign currency translation, net of tax	—	—	—	—	—	—	1,605	1,605
Retirement related benefit plans, net of tax	—	—	—	—	—	—	16	16
Balance at June 30, 2019	39,672	4	31,901	3	433,902	(64,964)	(9,104)	359,841
Net loss	—	—	—	—	—	(15,939)	—	(15,939)
Exercise of stock options	165	—	—	—	169	—	—	169
Vesting of restricted stock	7	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,126	—	—	2,126
Foreign currency translation, net of tax	—	—	—	—	—	—	(2,988)	(2,988)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	132	132
Balance at September 30, 2019	40,354	$4	31,391	$3	$436,197	$(80,903)	$(11,960)	$343,341

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(168,141)	$(5,072)	$58,949
Cumulative effect of an accounting change, net of tax	—	—	—	—	—	77,744	—	77,744
Net income	—	—	—	—	—	24,684	—	24,684
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Exercise of stock options	632	1	—	—	300	—	—	301
Stock-based compensation	—	—	—	—	216	—	—	216
Foreign currency translation, net of tax	—	—	—	—	—	—	1,255	1,255
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2018	27,357	3	36,508	4	232,576	(65,713)	(3,829)	163,041
Net loss	—	—	—	—	—	(1,080)	—	(1,080)
Follow-on public offering, net of offering costs of $370	5,731	1	(1,675)	(1)	135,201	—	—	135,201
Exercise of stock options	1,768	—	—	—	1,368	—	—	1,368
Conversion from Class B to Class A common stock	1,662	—	(1,662)	—	—	—	—	—
Stock-based compensation	—	—	—	—	434	—	—	434
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,267)	(4,267)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	118	118
Balance at June 30, 2018	36,518	4	33,171	3	369,579	(66,793)	(7,978)	294,815
Net income	—	—	—	—	—	934	—	934
Exercise of stock options	602	—	—	—	260	—	—	260
Conversion from Class B to Class A common stock	1,000	—	(1,000)	—	—	—	—	—
Stock-based compensation	—	—	—	—	563	—	—	563
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,149)	(1,149)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	36	36
Balance at September 30, 2018	38,120	$4	32,171	$3	$370,402	$(65,859)	$(9,091)	$295,459

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(6,040)	$24,538
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,836	10,895
Provision for bad debt	472	455
Amortization of debt discount and issuance costs	3,044	18
Stock-based compensation expense	5,584	1,213
Gain on sale of assets held for sale and other	—	(4,544)
Impairment of intangibles	—	608
Deferred income taxes	(741)	706
Other, net	(16)	(134)
Changes in assets and liabilities:
Accounts receivable	10,185	15,674
Prepaid expenses and other current assets	(8,718)	(6,821)
Other long-term assets	(1,443)	44
Accounts payable	(420)	796
Accrued compensation and benefits	(2,111)	2,650
Other accrued expenses and current liabilities	2,110	(4,781)
Operating lease right-of-use assets and liabilities, net	188	—
Deferred revenue	12,075	(895)
Net cash provided by operating activities	30,005	40,422
INVESTING ACTIVITIES:
Capital expenditures	(8,120)	(5,333)
Payments for acquisition of developed technology	(473)	(2,738)
Payments for acquisition of businesses, net of cash acquired	(709)	(15,950)
Proceeds from the sale of assets held for sale and other	—	6,613
Other investing activities, net	16	—
Net cash used in investing activities	(9,286)	(17,408)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of underwriters' discount and commissions	223,101	—
Payments on revolving commitment	(127,941)	—
Borrowings under revolving commitment	96,991	—
Proceeds from the exercise of stock options	1,441	1,929
Payments for issuance costs of convertible senior notes	(1,233)	—
Payments for follow-on public offering and initial public offering costs	—	(541)
Proceeds from issuance of Class A common stock in follow-on public offering, net of underwriters' discounts and commissions	—	135,572
Other financing activities	(399)	(446)
Net cash provided by financing activities	191,960	136,514
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,065)	(1,354)
Net increase in cash, cash equivalents and restricted cash	211,614	158,174
Cash, cash equivalents and restricted cash at beginning of year	35,685	39,578
Cash, cash equivalents and restricted cash at end of period	$247,299	$197,752
Supplemental disclosure of cash flow:
Interest paid	$385	$70
Income taxes paid	$7,163	$5,900
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$588	$995
Property and equipment in accounts payable, other current liabilities and other liabilities	$1,827	$228
Follow-on public offering costs in accounts payable	$—	$15
Promissory notes issued and deferred payment obligations for acquisitions	$—	$278

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

Immaterial corrections of prior period financial statements

In connection with the preparation of its financial statements for the quarter ended June 30, 2019, the Company identified and corrected certain errors that were immaterial to previously-reported consolidated financial statements. No such adjustments are necessary for the quarter ended September 30, 2019, nor does the Company anticipate any further adjustments based on these errors. These historical errors related primarily to i) the cumulative effective adjustment for the income tax effect of intercompany transactions resulting from the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018, and ii) income tax accounting for acquisitions. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these corrections were not material to the previously issued financial statements. However, the effect of correcting these errors in the current period would be material to the current period financial statements. Therefore, the amounts in the previous periods have been revised to reflect the correction of these errors. These revisions do not impact amounts previously reported in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, the three and six months ended June 30, 2018, the three and nine months ended September 30, 2018, or for total operating, investing, or financing activities on the consolidated statements of cash flows for any previously reported period.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.   Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2018, included in the most recent Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.  Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results.  Management believes its assumptions and estimates are reasonable and appropriate.  However, actual results may differ from those estimates.  In addition, the results of operations for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for any future period.

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

Adoption of ASC 606, Revenue from Contracts with Customers

In the fourth quarter of fiscal 2018, the Company adopted ASC 606 effective on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for the three and nine months ended September 30, 2018, have been modified to reflect the adoption of ASC 606 on January 1, 2018.

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

Reclassifications

Certain prior period amounts included in the 2018 consolidated statement of operations, consolidated balance sheet and consolidated statement of cash flows have been reclassified to conform to the current year presentation.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheet that sum to the total of the amounts reported in the consolidated statement of cash flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$246,937	$35,345
Restricted cash included in other long-term assets	362	340
Total cash, cash equivalents, and restricted cash	$247,299	$35,685

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Inventory

Inventory was $3.4 million and $2.0 million at September 30, 2019 and December 31, 2018, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets. Inventory consist of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products.

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities.  The tax credit is deductible from French income tax and any excess is carried forward three years.  After three years, any unused credit may be reimbursed to the Company by the French government.  As of September 30, 2019, the Company had approximately $11.1 million receivable from the French government related to CIR, of which $2.4 million was recorded in income tax receivable and the remaining $8.7 million was recorded in other long-term assets. As of December 31, 2018, the Company had approximately $11.7 million receivable from the French government related to CIR, of which $2.6 million was recorded in income tax receivable and the remaining $9.1 million was recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

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

Classification of the of instrument shall remain as mezzanine equity until one of the following three events take place: (1) shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument. As none of these events have taken place as of September 30, 2019, the classification remains as mezzanine equity.

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

Net (loss) income per share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net (loss) income	$(15,939)	$934	$(6,040)	$24,538
Denominator:
Denominator for basic (loss) income per share— weighted average shares	71,770	70,001	71,313	66,429
Effect of dilutive securities, stock options and RSUs	—	6,708	—	7,753
Denominator for dilutive (loss) income per share	71,770	76,709	71,313	74,182
Net (loss) income per share attributable to common stockholders, basic	$(0.22)	$0.01	$(0.08)	$0.37
Net (loss) income per share attributable to common stockholders, diluted	$(0.22)	$0.01	$(0.08)	$0.33

The computation of diluted (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For the three and nine months ended September 30, 2019, respectively, there were 5.3 million and 5.8 million anti-dilutive stock options excluded from the computation of (loss) income per share. For the three and nine months ended September 30, 2018, there were no anti-dilutive shares excluded from the computation of (loss) income per share.

The Company expects to settle the principal amount of the Convertible Notes (as defined in Note 8) in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option (as defined in Note 8) on diluted net (loss) income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the three and nine months ended September 30, 2019, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

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

Accounting standards not yet adopted

Credit Losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU significantly changes how entities will measure credit losses on most financial assets. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods therein; early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

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

Fair Value – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements, by removing, modifying, or adding certain disclosures. The amendments are effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

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

Software related services revenue

Consulting services from product design and development projects are considered distinct performance obligations and are provided to customers on a time-and-materials (“T&M”) or fixed-price basis. Altair recognizes software services revenue for T&M contracts based upon hours worked and contractually agreed upon hourly rates using the input method. Revenue from fixed-price engagements is recognized using the output method based on the ratio of costs incurred, to the total estimated project costs.

Client engineering services and Other revenue

Client engineering services revenue are derived from professional services for staffing primarily representing engineers and data scientists located at a customer site. These professional services are considered distinct performance obligations and are provided to customers on a T&M basis. The Company recognizes this revenue for T&M contracts based upon hours worked and contractually agreed upon hourly rates using the input method. No significant judgments were made for revenue recognition within Other revenue.

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Software revenue:
Term licenses	$38,794	$32,688	$149,825	$128,560
Perpetual licenses	8,059	8,192	30,302	25,955
Maintenance	26,898	21,588	74,983	63,285
Professional services and other	4,065	1,714	10,405	6,658
Total software revenue	$77,816	$64,182	$265,515	$224,458

The Company derived approximately 10% of its total revenue through indirect sales channels for the nine months ended September 30, 2019 and 2018.

Software related services revenue, client engineering services revenue, and other revenue were categorized based on the nature and timing of revenue and cash flows.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of September 30, 2019 and December 31, 2018, capitalized costs to obtain a contract were $2.2 million and $2.0 million, respectively, recorded in prepaid and other current assets, and $0.7 million and $0.2 million, respectively, recorded in other long-term assets. Amortization expense was $1.1 million, $1.1 million, $3.3 million and $3.0 million for the three months ended September 30, 2019 and 2018 and nine months ended September 30, 2019 and 2018, respectively, and was included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At September 30, 2019 and December 31, 2018, contract assets were $6.0 million and $3.7 million, respectively, recorded in accounts receivable, and $3.8 million and $2.7 million, respectively, recorded in prepaid expenses and other current assets.

Deferred revenue

Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license, PCS and professional services agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. The Company generally invoices its customers annually for the forthcoming year of software licenses, and more frequently for other products and services. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. Approximately $53.7 million of revenue recognized during the nine months ended September 30, 2019, was included in the deferred revenue balances at the beginning of the year.

5.	Acquisitions and disposals

WEYV

In July 2019, the Company decided to sunset operations of its WEYV business, a consumer music and content service. The Company concluded that this decision was not a strategic shift that has or will have a major effect on its operations and financial results, and therefore did not meet the accounting criteria to be classified as a discontinued operation.

The operations of WEYV terminated in the third quarter of 2019. The loss on disposal was not material, and is included in other operating income in the consolidated statement of operations. WEYV had a loss before income tax of $0.4 million, $3.0 million, $0.9 million and $4.0 million for the three and nine months ended September 30, 2019 and 2018, respectively. The WEYV business is reported in All Other within the Company’s segment information in Note 17.

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

Altair completed the acquisition of Datawatch for consideration of approximately $183.4 million which consisted of consideration paid to former holders of common stock of Datawatch at $13.10 a share, or $168.2 million and approximately $6.7 million to former holders of outstanding Datawatch equity awards. In addition, Altair paid $8.0 million on the day of closing to settle all of Datawatch’s outstanding debt and incurred a liability of approximately $0.5 million payable to former holders of certain unvested Datawatch equity awards for which service had been rendered at the acquisition date. Altair financed the acquisition with cash on hand and a drawdown from its then existing credit facility.

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

6.	Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Land	$7,994	$7,994
Building and improvements	14,447	13,120
Computer equipment and software	36,754	34,582
Office furniture and equipment	7,668	7,958
Leasehold improvements	8,613	6,926
Right-of-use assets under finance leases	2,660	—
Total property and equipment	78,136	70,580
Less: accumulated depreciation and amortization	44,416	40,427
Property and equipment, net	$33,720	$30,153

Depreciation expense, including amortization of ROU assets under finance leases, was $1.9 million and $5.2 million for the three and nine months ended September 30, 2019, respectively, and $1.6 million and $5.2 million for the three and nine months ended September 30, 2018, respectively.

7.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, were as follows (in thousands):

Balance at December 31, 2018	$210,532
Effects of foreign currency translation and other	(32)
Balance at September 30, 2019	$210,500

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$55,870	$22,679	$33,191
Customer relationships	7-10 years	28,454	10,317	18,137
Other intangibles	10 years	204	57	147
Total definite-lived intangible assets		84,528	33,053	51,475
Indefinite-lived intangible assets:
Trade names		9,481		9,481
Total other intangible assets		$94,009	$33,053	$60,956

	December 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$54,530	$15,517	$39,013
Customer relationships	7-10 years	28,422	7,309	21,113
Other intangibles	10 years	109	56	53
Total definite-lived intangible assets		83,061	22,882	60,179
Indefinite-lived intangible assets:
Trade names		9,657		9,657
Total other intangible assets		$92,718	$22,882	$69,836

Amortization expense related to intangible assets was $3.5 million and $10.7 million for the three and nine months ended September 30, 2019, respectively, and $1.7 million and $5.7 million for the three and nine months ended September 30, 2018, respectively.

8.	Debt

The carrying value of debt is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Convertible senior notes	$230,000	$—
Revolving credit facility	—	30,950
Obligations for finance leases	1,178	813
Other borrowings	—	75
Total debt	231,178	31,838
Less: unamortized debt discount	49,147	—
Less: unamortized debt issuance costs	5,970	90
Less: current portion of long-term debt	437	331
Long-term debt, net of current portion	$175,624	$31,417

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

During the quarter ended September 30, 2019, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2019.

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

The Company allocated issuance costs related to the issuance of the Convertible Notes to the liability and equity components using the same proportions as the initial carrying value of the Convertible Notes. Issuance costs attributable to the liability component were $6.3 million and are being amortized to interest expense using the effective interest method over the term of the Convertible Notes. Issuance costs attributable to the equity components were $1.8 million and are netted with the equity component of the Convertible Notes in stockholders’ equity on the condensed consolidated balance sheets.

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

September 30,
2019
Principal	$230,000
Less: unamortized debt discount	49,147
Less: unamortized debt issuance costs	5,970
Net carrying amount	$174,883

The net carrying value of the equity component of the Convertible Notes was as follows (in thousands):

September 30,
2019
Proceeds allocated to the conversion option (debt discount)	$51,842
Less: issuance costs	1,833
Net carrying amount	$50,009

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Contractual interest expense	$144	$169
Amortization of debt issuance cost and discount	2,577	3,024
Total	$2,721	$3,193

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

As of September 30, 2019, the Company had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

At September 30, 2019, the Company was in compliance with all the financial covenants.

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

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 8.1 years, some of which include one or more options to renew, with renewal terms up to six years and some of which include options to terminate the leases within the next four years.

The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$3,287	$10,070

Finance lease cost:
Amortization of ROU assets	$145	$392
Interest on lease liabilities	6	16
Total finance lease cost	$151	$408

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $3.0 million and $9.0 million for the three and nine months ended September 30, 2019, respectively, and $2.4 million and $7.0 million for the three and nine months ended September 30, 2018, respectively.

Supplemental balance sheet information related to lease liabilities at September 30, 2019, was as follows:

(in thousands, except lease term and discount rate)
Operating leases:
Operating lease ROU assets	$26,507

Current portion of operating lease liabilities	$8,891
Operating lease liabilities, net of current portion	18,831
Total operating lease liabilities	$27,722

Weighted average remaining lease term	4.1 years
Weighted average discount rate	5.5%

Finance leases:
Property and equipment	$2,660
Accumulated depreciation	(1,287)
Property and equipment, net	$1,373

Current portion of long-term debt	$437
Long-term debt, net of current portion	741
Total finance lease liabilities	$1,178

Weighted average remaining lease term	2.9
Weighted average discount rate	3.5%

Supplemental cash flow information related to leases for the nine months ended September 30, 2019, was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(8,489)
Operating cash flows from finance leases	$(36)
Financing cash flows from finance leases	$(323)

ROU assets obtained in exchange for lease obligations:
Operating leases	$7,304
Finance leases	$588

Maturities of operating lease liabilities at September 30, 2019, were as follows (in thousands):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$2,809
2020	9,483
2021	7,202
2022	4,954
2023	2,964
Thereafter	3,291
Total lease payments	30,703
Less: imputed interest	2,981
Total operating lease liabilities	$27,722

Total obligations for finance leases, previously referred to as capital leases prior to the adoption of Topic 842 on January 1, 2019, were $0.8 million at December 31, 2018.

10.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Income taxes payable	$8,400	$3,932
Accrued professional fees	4,232	3,165
Accrued VAT	2,907	4,536
Accrued royalties	1,888	2,613
Defined contribution plan liabilities	1,389	1,376
Non-income tax liabilities	1,024	853
Government grants	806	915
Billings in excess of cost	436	1,504
Other current liabilities	6,344	8,145
Total	$27,426	$27,039

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2019	2018
Pension and other post retirement liabilities	$9,766	$9,111
Deferred tax liabilities	5,598	5,339
Other liabilities	10,266	11,306
Total	$25,630	$25,756

11.	Fair value measurements

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

As of September 30, 2019, the fair value of the Convertible Notes was $232.0 million. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. The Company carries the convertible senior notes at face value less unamortized debt discount and issuance costs on its consolidated balance sheet, and it presents the fair value for required disclosure purposes only. For further information on the Convertible Notes see Note 8. – Debt.

12.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 3,736,947 stock options with an exercise price of $0.000025 remain outstanding at September 30, 2019. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	4,337,856	$0.000025	18.0	$119.6
Exercised	(600,909)	$0.000025
Forfeited	—	—
Outstanding and exercisable at September 30, 2019	3,736,947	$0.000025	17.3	$129.4

The total intrinsic value of the NSO Plan stock options exercised during the nine months ended September 30, 2019, was $22.8 million.

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

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	532,220	$0.65	1.4	$14.3
Exercised	(271,278)	$0.66
Forfeited	—	—
Outstanding and exercisable at September 30, 2019	260,942	$0.64	0.6	$8.9

The total intrinsic value of the ISO Plan stock options exercised during the nine months ended September 30, 2019, was $9.3 million.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2019, totaled $0.5 million, and is expected to be recognized over a weighted average period of 1.3 years.

The following table summarizes the stock option activity under the 2012 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	1,541,165	$4.12	6.9	$36.2
Granted	—	—
Exercised	(299,089)	$3.76
Forfeited	(6,772)	$4.56
Outstanding at September 30, 2019	1,235,304	$4.21	6.3
Exercisable at September 30, 2019	859,107	$3.95	5.9	$26.4

The total intrinsic value of the 2012 Plan stock options exercised during the nine months ended September 30, 2019, was $9.7 million.

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

The estimated post combination expense to the Company as a result of the business combination was approximately $3.4 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original RSU agreement. The weighted average remaining service period is 1.25 years. Once the vesting conditions of the service period are met, Altair will cash-settle the Replacement Awards. The liability related to the Datawatch RSUs as of September 30, 2019 and December 31, 2018, was $0.3 million and $0.6 million, respectively, and is recorded in other accrued expenses and current liabilities.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2019	206,061
Granted	689,642
Vested	(54,388)
Forfeited	(39,330)
Outstanding at September 30, 2019	801,985

The weighted average grant date fair value of the RSUs was $36.23 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2019, totaled $25.4 million, and is expected to be recognized over a weighted average period of approximately four years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	—	$—
Granted	20,000	$38.11
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2019	20,000	$38.11	9.5
Exercisable at September 30, 2019	—	$—	—	$—

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

The fair values of the Company’s stock options granted during the nine months ended September 30, 2019, were estimated using the following assumptions:

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

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue – software	$384	$8	$727	$24
Research and development	674	175	1,611	330
Sales and marketing	625	140	1,562	315
General and administrative	609	240	1,684	544
Total stock-based compensation expense	$2,292	$563	$5,584	$1,213

13.	Other income, net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign exchange loss (gain)	$514	$(152)	$694	$(732)
Other	(1,102)	(818)	(1,397)	(1,314)
Other income, net	$(588)	$(970)	$(703)	$(2,046)

14.	Income taxes

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

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2019 and 2018, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	$3,294	$1,885	$7,215	$5,617
Effective tax rate	(26%)	67%	614%	19%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to United States pre-tax loss of $17.5 million and $12.3 million, respectively, for the three and nine months ended September 30, 2019, for which a tax benefit was not recognized due to the valuation allowance, compared to United States pre-tax income of $2.8 million and $14.8 million for the three and nine months ended September 30, 2018, for which tax expense was not recognized due to the valuation allowance. Partially offsetting the impact to the tax expense and the effective tax rate for September 30, 2019, was a reversal of a reserve recorded for uncertain tax positions of $1.1 million.

15.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2019	$(8,823)	$(2,467)	$(11,290)
Other comprehensive (loss) income before reclassification	(1,046)	87	(959)
Amounts reclassified from accumulated other comprehensive loss	—	289	289
Tax effects	—	—	—
Other comprehensive (loss) income	(1,046)	376	(670)
Balance at September 30, 2019	$(9,869)	$(2,091)	$(11,960)

16.	Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.6 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. An Administrative Court hearing was held on May 16, 2019. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. The Company continues to contest the assessment through the appeals process and in late September 2019, submitted its filing in response to the STA appeal with the Administrative Court of Appeal in Stockholm. The Company has determined that these events do not cause a change in the assessment of uncertain tax positions.

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

On August 30, 2019, BIS notified the Company that it had completed its investigation of the potential violation of U.S. export control laws by the Company and concluded that no criminal or administrative prosecution was warranted and closed the matter.

Although OFAC has not notified the Company of its findings or the completion of its investigations, the Company does not currently have any reason to believe that its voluntary self-disclosures (or any related U.S. Government investigations) will have a meaningful impact on its operations, results of operations for any future period, or financial condition.

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

The Client Engineering Services reportable segment provides support to its customers with long-term ongoing product design and development expertise in its market segments of Solvers & Optimization, Modeling & Visualization, Industrial & Concept Design, and High Performance Computing. The Company hires simulation specialists, industrial designers, design engineers, materials experts, development and test specialists, manufacturing engineers, data scientists and information technology specialists for placement at customer sites for specific customer-directed assignments.

The “All other” represents innovative services and products, including toggled®, the Company’s LED lighting business. toggled® is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include the Company’s WEYV business, which was terminated in the third quarter of 2019, and potential services and product concepts that are still in development stages. See Note 5 for further information about the termination of the WEYV business.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance; therefore, no asset information is provided for reportable segments.

The following tables are in thousands:

Three Months Ended September 30, 2019	Software	CES	All other	Total
Revenue	$85,772	$12,803	$1,831	$100,406
Adjusted EBITDA	$(2,834)	$1,707	$(1,208)	$(2,335)

Three Months Ended September 30, 2018	Software	CES	All other	Total
Revenue	$72,874	$12,155	$1,722	$86,751
Adjusted EBITDA	$1,858	$1,407	$(866)	$2,399

Nine Months Ended September 30, 2019	Software	CES	All other	Total
Revenue	$291,150	$37,265	$6,623	$335,038
Adjusted EBITDA	$26,415	$4,280	$(3,881)	$26,814

Nine Months Ended September 30, 2018	Software	CES	All other	Total
Revenue	$251,330	$36,652	$5,386	$293,368
Adjusted EBITDA	$35,604	$3,971	$(2,323)	$37,252

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to U.S. GAAP (Loss) income before income taxes:
Adjusted EBITDA	$(2,335)	$2,399	$26,814	$37,252
Stock-based compensation expense	(2,292)	(563)	(5,584)	(1,213)
Interest expense	(2,726)	(31)	(3,586)	(92)
Interest income and other (1)	76	4,384	(633)	5,103
Depreciation and amortization	(5,368)	(3,370)	(15,836)	(10,895)
(Loss) income before income taxes	$(12,645)	$2,819	$1,175	$30,155
(1)

Included in 2019 are a) nonrecurring severance expenses of $0.4 million and nonrecurring acquisition related costs of $0.6 million, for both the three and nine months ended September 30, 2019, and b) impairment charges for royalty contracts resulting in $1.0 million of expense for the nine months ended September 30, 2019.

Included in 2018 are a) a gain on the sale of a building of $4.4 million for the three and nine months ended September 30, 2018, b) impairment charges for royalty contracts and trade names resulting in $0.8 million and $2.6 million of expense for the three and nine months ended September 30, 2018, respectively, and c) a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the nine months ended September 30, 2018.

18. Subsequent events

Acquisition of Polliwog

In October 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) and simultaneously acquired 97% of the outstanding capital stock of Polliwog Co. Ltd. (“Polliwog”), a software company based near Seoul, Korea, for aggregate consideration of $26.2 million. Simultaneously, the Company entered into a separate stock purchase agreement (the “Second Stock Purchase Agreement”) with one of Polliwog’s stockholders to acquire the remaining 3% of the outstanding Polliwog shares in October 2022. Polliwog is a supplier of Electronic Design Automation software to the global electronics industry, which will expand Altair’s ability to provide software for system-level design decisions. The Company believes Polliwog’s printed circuit board solvers and verification tools will integrate well with Altair’s existing HyperWorks software solutions.

The consideration consisted of cash in the amount of $10.7 million, subject to a customary working capital adjustment, and an aggregate of 459,539 shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “SPA Stock Consideration”). Forty percent of the SPA Stock Consideration (183,815 shares) was issued at closing (which occurred concurrently with the execution of the Stock Purchase Agreement) and is subject to customary securities law restrictions on transferability for the first six months after the closing. The remaining sixty percent (an aggregate of 275,724 shares) of the SPA Stock Consideration will be issuable in equal installments of 91,908 shares on each of the one, two and three year anniversaries of the closing, subject to potential reduction in certain circumstances. The Company will pay an additional $0.3 million in cash and issue an additional 14,213 shares of its Class A Common Stock at the closing under the Second Stock Purchase Agreement, representing three percent of the aggregate consideration to be paid by Altair to acquire all of Polliwog’s outstanding capital stock.

Acquisition of DEM Solutions Limited

In November 2019, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of DEM Solutions Limited, a company that provides market-leading Discrete Element Method (DEM) software for bulk material simulation, based in Edinburgh, UK.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC, on March 1, 2019, and in Item 1A, Part II of this Quarterly Report on Form 10-Q and other information appearing elsewhere in our Annual Report on Form 10-K, this report on Form 10-Q and our other filings with the SEC.

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

Acquisition of Polliwog

In October 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) and simultaneously acquired 97% of the outstanding capital stock of Polliwog Co. Ltd. (“Polliwog”), a software company based near Seoul, Korea, for aggregate consideration of $26.2 million. Simultaneously, the Company entered into a separate stock purchase agreement (the “Second Stock Purchase Agreement”) with one of Polliwog’s stockholders to acquire the remaining 3% of the outstanding Polliwog shares in October 2022. Polliwog is a supplier of Electronic Design Automation software to global electronics industry customers, which will expand Altair’s ability to provide software for system-level design decisions. The Company believes Polliwog ’s printed circuit board solvers and verification tools will integrate well with Altair’s existing HyperWorks software solutions.

The consideration consisted of cash in the amount of $10.7 million, subject to a customary working capital adjustment, and an aggregate of 459,539 shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “SPA Stock Consideration”). Forty percent of the SPA Stock Consideration (183,815 shares) was issued at closing (which occurred concurrently with the execution of the Stock Purchase Agreement) and is subject to customary securities law restrictions on transferability for the first six months after the closing. The remaining sixty percent (an aggregate of 275,724 shares) of the SPA Stock Consideration will be issuable in equal installments of 91,908 shares on each of the one, two and three year anniversaries of the closing, subject to potential reduction in certain circumstances. The Company will pay an additional $0.3 million in cash and issue an additional 14,213 shares of its Class A Common Stock at the closing under the Second Stock Purchase Agreement, representing three percent of the aggregate consideration to be paid by Altair to acquire all of Polliwog’s outstanding capital stock.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018. To present this information, the results for 2019 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2018. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Adjusted EBITDA, and Billings are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2019
Revenue	$(1,354)	$(8,278)
Adjusted EBITDA	$(180)	$(1,687)
Billings	$(1,825)	$(7,881)

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

Our other businesses which do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include our WEYV business, which was terminated in the third quarter of 2019, and potential services and product concepts that are still in development stages. See Note 5 in the Notes to consolidated financial statements for further information about the termination of the WEYV business.

For additional information about our reportable segments and other businesses, see Note 17 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands)	2019	2018	%	2019	2018	%
Revenue:
Software	$77,816	$64,182	21%	$265,515	$224,458	18%
Software related services	7,956	8,692	(8%)	25,635	26,872	(5%)
Total software and related services	85,772	72,874	18%	291,150	251,330	16%
Client engineering services	12,803	12,155	5%	37,265	36,652	2%
Other	1,831	1,722	6%	6,623	5,386	23%
Total revenue	100,406	86,751	16%	335,038	293,368	14%
Cost of revenue:
Software	13,919	9,831	42%	40,655	32,736	24%
Software related services	6,013	6,352	(5%)	19,143	19,573	(2%)
Total software and related services	19,932	16,183	23%	59,798	52,309	14%
Client engineering services	10,160	9,817	3%	29,993	29,977	—%
Other	1,649	1,204	37%	5,858	3,416	71%
Total cost of revenue	31,741	27,204	17%	95,649	85,702	12%
Gross profit	68,665	59,547	15%	239,389	207,666	15%
Operating expenses:
Research and development	29,667	24,301	22%	87,012	71,748	21%
Sales and marketing	25,790	19,243	34%	78,462	57,849	36%
General and administrative	20,706	17,234	20%	60,886	51,636	18%
Amortization of intangible assets	3,545	1,739	104%	10,673	5,665	88%
Other operating income, net	(536)	(4,850)	(89%)	(1,702)	(7,433)	(77%)
Total operating expenses	79,172	57,667	37%	235,331	179,465	31%
Operating (loss) income	(10,507)	1,880	NM	4,058	28,201	(86%)
Interest expense	2,726	31	NM	3,586	92	NM
Other income, net	(588)	(970)	(39%)	(703)	(2,046)	(66%)
(Loss) income before income taxes	(12,645)	2,819	NM	1,175	30,155	(96%)
Income tax expense	3,294	1,885	75%	7,215	5,617	28%
Net (loss) income	$(15,939)	$934	NM	$(6,040)	$24,538	NM
Other financial information:
Billings(1)	$103,643	$84,926	22%	$345,562	$290,490	19%
Adjusted EBITDA(2)	$(2,335)	$2,399	NM	$26,814	$37,252	(28%)
Net cash (used in) provided by operating activities	$(1,863)	$3,109	NM	$30,005	$40,422	(26%)
Free cash flow(3)	$(3,316)	$906	NM	$21,885	$35,089	(38%)
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Change	Constant currency change(1)	Nine Months Ended September 30,		Change	Constant currency change(1)
(dollars in thousands)	2019	2018	%	%	2019	2018	%	%
Revenue:
Software	$77,816	$64,182	21%	23%	$265,515	$224,458	18%	21%
Software related services	7,956	8,692	(8%)	(6%)	25,635	26,872	(5%)	—%
Total software and related services	85,772	72,874	18%	19%	291,150	251,330	16%	19%
Client engineering services	12,803	12,155	5%	5%	37,265	36,652	2%	2%
Other	1,831	1,722	6%	6%	6,623	5,386	23%	23%
Total revenue	$100,406	$86,751	16%	17%	$335,038	$293,368	14%	17%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended September 30, 2019 and 2018

Revenue

Total revenue increased by $13.7 million, or 16%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase was primarily attributable to an increase in software revenue.

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software revenue	$77,816	$64,182	$13,634	21%
As a percent of software segment revenue	91%	88%
As a percent of consolidated revenue	78%	74%

The 21% increase in our software revenue for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements and licensing of units to new customers pursuant to new software license agreements. Also contributing to the increase in the current year, was revenue attributable to recent acquisitions. Our performance for the three months ended September 30, 2019, was affected by adverse shifts in certain foreign currencies. On a constant currency basis, our software revenue increased by 23% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software related services revenue	$7,956	$8,692	$(736)	(8%)
As a percent of software segment revenue	9%	12%
As a percent of consolidated revenue	8%	10%

Software related services revenue decreased 8% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was primarily the result of a decline in revenue from consulting services. On a constant currency basis, our software related services revenue decreased by 6% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Client engineering services revenue	$12,803	$12,155	$648	5%
As a percent of consolidated revenue	13%	14%

The 5% increase in CES revenue for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was primarily due to an increase in our ability to fulfill demand for our client engineering services. Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other revenue	$1,831	$1,722	$109	6%
As a percent of consolidated revenue	2%	2%

The 6% increase in other revenue for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, was due to increased revenue from toggled, our LED lighting business, driven by increased product unit sales.

Cost of revenue

 Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software revenue	$13,919	$9,831	$4,088	42%
As a percent of software revenue	18%	15%
As a percent of consolidated revenue	14%	11%

Cost of software revenue increased by $4.1 million, or 42%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase in the current year period was due to increased employee compensation and related costs of $1.8 million, increased hardware costs of $1.2 million, increased third party royalty costs of $0.4 million and increased stock-based compensation expense of $0.4 million.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software related services revenue	$6,013	$6,352	$(339)	(5%)
As a percent of software related services revenue	76%	73%
As a percent of consolidated revenue	6%	7%

Cost of software related services revenue decreased 5% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The decrease in the current year period was primarily due to fluctuations in foreign currency.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of client engineering services revenue	$10,160	$9,817	$343	3%
As a percent of client engineering services revenue	79%	81%
As a percent of consolidated revenue	10%	11%

Cost of CES revenue increased 3% for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, due to compensation expenses associated with a larger number of placements to meet customer demand.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of other revenue	$1,649	$1,204	$445	37%
As a percent of other revenue	90%	70%
As a percent of consolidated revenue	2%	1%

Cost of other revenue increased $0.4 million, or 37%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase is due to greater unit sales volumes at lower selling prices in excess of cost reductions for products sold for our LED lighting business.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Gross profit	$68,665	$59,547	$9,118	15%
As a percent of consolidated revenue	68%	69%

Gross profit increased by $9.1 million, or 15%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase in gross profit was primarily attributable to the growth of our software revenue of $13.6 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above and resulted in the 1% decrease of gross margin in the current year.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Research and development	$29,667	$24,301	$5,366	22%
As a percent of consolidated revenue	30%	28%

Research and development expenses increased by $5.4 million, or 22%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily attributable to higher employee costs of $3.1 million from an increase in our headcount, primarily due to acquisitions, an $0.9 million increase in outsourced development fees as a result of acquisitions, a $0.5 million increase in stock-based compensation expense and a $0.3 million increase in software maintenance expense.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Sales and marketing	$25,790	$19,243	$6,547	34%
As a percent of consolidated revenue	26%	22%

Sales and marketing expenses increased by $6.5 million, or 34%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. Employee compensation and related expense increased $4.5 million, primarily due to acquisitions. Travel and trade show related expense increased $0.9 million and stock-based compensation expense increased by $0.5 million in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
General and administrative	$20,706	$17,234	$3,472	20%
As a percent of consolidated revenue	21%	20%

General and administrative expenses increased by $3.5 million, or 20%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily attributable to a $1.4 million increase in employee compensation and related expenses, a $0.4 million increase in rent expense, a $0.4 million increase in stock-based compensation expense, a $0.3 million increase in professional fees and a $0.2 million increase in software maintenance expense.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Amortization of intangible assets	$3,545	$1,739	$1,806	104%
As a percent of consolidated revenue	4%	2%

Amortization of intangible assets increased by $1.8 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This was attributable to an increase in the amortization of developed technology and customer relationships in the current year period as a result of 2018 acquisitions.

Other operating income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other operating income, net	$(536)	$(4,850)	$(4,314)	(89%)
As a percent of consolidated revenue	(1%)	(6%)

Other operating income decreased $4.3 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The prior year period includes of a gain on the sale of a building for $4.4 million, offset in part by impairment of trade names for $0.6 million as a result of rebranding certain products.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Interest expense	$2,726	$31	$2,695	NM
As a percent of consolidated revenue	3%	—%

Interest expense increased $2.7 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. The increase in interest expense was primarily the result of amortization of the debt discount and issuance costs on the Convertible Notes in the current year.

Other income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other income, net	$(588)	$(970)	$(382)	39%
As a percent of consolidated revenue	(1%)	(1%)

Other income, net decreased by $0.4 million for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This decrease was due to a $0.7 million increase in foreign currency due to fluctuations in the United States dollar relative to other functional currencies offset by a $0.3 million increase in interest income during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

 Income tax expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Income tax expense	$3,294	$1,885	$1,409	75%

The effective tax rate was (26)% and 67% for the three months ended September 30, 2019 and 2018, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to a United States pre-tax loss of $17.5 million for the three months ended September 30, 2019, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax income of $2.8 million for the three months ended September 30, 2018, for which tax expense was not recognized due to the valuation allowance.

Nine months ended September 30, 2019 and 2018

Revenue

Total revenue increased by $41.7 million, or 14%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase was primarily attributable to an increase in software revenue.

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software revenue	$265,515	$224,458	$41,057	18%
As a percent of software segment revenue	91%	89%
As a percent of consolidated revenue	79%	77%

The 18% increase in our software revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, contributions from recent acquisitions and licensing of units to new customers pursuant to new software license agreements.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Software related services revenue	$25,635	$26,872	$(1,237)	(5%)
As a percent of software segment revenue	9%	11%
As a percent of consolidated revenue	8%	9%

The 5% decrease in our software related services revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily the result of fluctuations in foreign currencies. On a constant currency basis, our software related services revenue was relatively consistent with the prior year.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Client engineering services revenue	$37,265	$36,652	$613	2%
As a percent of consolidated revenue	11%	12%

The 2% increase in CES revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to an increase in demand for our consulting services. Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other revenue	$6,623	$5,386	$1,237	23%
As a percent of consolidated revenue	2%	2%

The 23% increase in other revenue for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was due to increased revenue from toggled, our LED lighting business, driven by increased product unit sales.

Cost of revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software revenue	$40,655	$32,736	$7,919	24%
As a percent of software revenue	15%	15%
As a percent of consolidated revenue	12%	11%

Cost of software revenue increased by $7.9 million, or 24%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase in the current year was due to increased employee compensation and related costs of $3.7 million, increased third party royalty costs of $0.8 million for software programs, $1.8 million in hardware costs, $0.7 million in stock-based compensation expense and $0.3 million in software maintenance.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of software related services revenue	$19,143	$19,573	$(430)	(2%)
As a percent of software related services revenue	75%	73%
As a percent of consolidated revenue	6%	7%

Cost of software related services revenue decreased $0.4 million, or 2%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The decrease was primarily the result of fluctuations in foreign currencies.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of client engineering services revenue	$29,993	$29,977	$16	0%
As a percent of client engineering services revenue	80%	82%
As a percent of consolidated revenue	9%	10%

Cost of CES revenue was relatively consistent for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Cost of other revenue	$5,858	$3,416	$2,442	71%
As a percent of other revenue	88%	63%
As a percent of consolidated revenue	2%	1%

The cost of other revenue increase of $2.4 million, or 71%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, was primarily due to greater unit sales volumes at lower selling prices in excess of cost reductions for products sold for our LED lighting business, partially offset by decreased third party royalty income of $0.5 million..

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Gross profit	$239,389	$207,666	$31,723	15%
As a percent of consolidated revenue	71%	71%

Gross profit increased by $31.7 million, or 15%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase in gross profit was primarily attributable to the growth of our software revenue of $41.1 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Research and development	$87,012	$71,748	$15,264	21%
As a percent of consolidated revenue	26%	24%

Research and development expenses increased by $15.3 million, or 21%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily attributable to higher employee costs of $9.6 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. In addition, there was an increase in outsourced development fees of $2.5 million as a result of acquisitions, an increase in stock-based compensation expense of $1.3 million and an increase in software maintenance expense of $0.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Sales and marketing	$78,462	$57,849	$20,613	36%
As a percent of consolidated revenue	23%	20%

Sales and marketing expenses increased by $20.6 million, or 36%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily attributable to higher employee costs of $13.5 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. Travel and trade show related expense increased $2.7 million and sales and marketing campaigns to support our direct sales force increased $0.8 million. In addition, stock-based compensation expense and consulting fees increased by $1.3 million and $0.5 million, respectively.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
General and administrative	$60,886	$51,636	$9,250	18%
As a percent of consolidated revenue	18%	18%

General and administrative expenses increased by $9.3 million, or 18%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily attributable to higher employee costs of $3.8 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions, higher facility costs of $1.6 million, higher professional fees of $1.6 million, higher stock-based compensation expense of $1.1 million, and higher software maintenance expense of $0.6 million.

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Amortization of intangible assets	$10,673	$5,665	$5,008	88%
As a percent of consolidated revenue	3%	2%

Amortization of intangible assets increased by $5.0 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This was attributable to an increase in the amortization of developed technology and customer relationships in the current year as a result of 2018 acquisitions.

Other operating income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other operating income, net	$(1,702)	$(7,433)	$5,731	(77%)
As a percent of consolidated revenue	(1%)	(3%)

Other operating income decreased $5.7 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The prior year period includes of a gain on the sale of a building for $4.4 million, a non-recurring adjustment for a change in estimated legal expenses of $2.0 million of income, offset in part by impairment of trade names for $0.6 million as a result of rebranding certain products.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Interest expense	$3,586	$92	$3,494	NM
As a percent of consolidated revenue	1%	—%

Interest expense increased $3.5 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The increase in interest expense was a result of the $2.9 million amortization of debt discount related to the Convertible Notes and $0.4 million of increased interest expense due to increased borrowings under the line of credit during the nine months ended September 30, 2019.

Other income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Other income, net	$(703)	$(2,046)	$1,343	(66%)
As a percent of consolidated revenue	(—%)	(1%)

Other income, net decreased by $1.3 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This decrease was due to fluctuations in the United States dollar relative to other functional currencies during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

 Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2019	2018	$	%
Income tax expense	$7,215	$5,617	$1,598	28%

The effective tax rate was 614% and 19% for the nine months ended September 30, 2019 and 2018, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to a United States pre-tax loss of $12.3 million for the nine months ended September 30, 2019, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax income of $14.8 million for the nine months ended September 30, 2018, for which tax expense was not recognized due to the valuation allowance. Offsetting the impact to the tax expense and the effective tax rate for September 30, 2019, was a reversal of reserve adjustments recorded for uncertain tax positions of $1.1 million.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA and Modified Adjusted EBITDA as performance measures and Free Cash Flow as a liquidity measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Other financial data:
Billings	$103,643	$84,926	$345,562	$290,490
Adjusted EBITDA	$(2,335)	$2,399	$26,814	$37,252
Modified Adjusted EBITDA	$(85)	$2,399	$33,564	$37,252
Free Cash Flow	$(3,316)	$906	$21,885	$35,089

Billings.  Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period. Given that we generally bill our customers at the time of sale, but typically recognize a portion of the related revenue ratably over time, management believes that Billings is a meaningful way to measure and monitor our ability to provide our business with the working capital generated by upfront payments from our customers. See the table below for information regarding the impact of ASC 606 on Billings for the nine months ended September 30, 2018.

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$100,406	$86,751	$335,038	$293,368
Ending deferred revenue	77,043	53,975	77,043	53,975
Adoption of ASC 606 on beginning deferred revenue	—	—	—	82,909
Beginning deferred revenue	(73,806)	(55,800)	(66,519)	(139,762)
Billings	$103,643	$84,926	$345,562	$290,490

The following table provides a reconciliation of Modified Adjusted EBITDA and Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net (loss) income	$(15,939)	$934	$(6,040)	$24,538
Income tax expense	3,294	1,885	7,215	5,617
Stock-based compensation expense	2,292	563	5,584	1,213
Interest expense	2,726	31	3,586	92
Interest income and other (1)	(76)	(4,384)	633	(5,103)
Depreciation and amortization	5,368	3,370	15,836	10,895
Adjusted EBITDA	(2,335)	2,399	26,814	37,252
Acquisition related deferred revenue (2)	2,250	—	6,750	—
Modified Adjusted EBITDA	$(85)	$2,399	$33,564	$37,252

(1)

Included in 2019 are a) nonrecurring severance expenses of $0.4 million and nonrecurring acquisition related costs of $0.6 million, for both the three and nine months ended September 30, 2019, and b) impairment charges for royalty contracts resulting in $1.0 million of expense for the nine months ended September 30, 2019.

Included in 2018 are a) a gain on the sale of a building of $4.4 million for the three and nine months ended September 30, 2018, b) impairment charges for royalty contracts and trade names resulting in $0.8 million and $2.6 million of expense for the three and nine months ended September 30, 2018, respectively, and c) a non-recurring adjustment for a change in estimated legal expenses resulting in $2.0 million of income for the nine months ended September 30, 2018.

(2)	Represents revenue not recognized under GAAP due to acquisition accounting adjustments associated with the accounting for deferred revenue in significant business combinations.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$30,005	$40,422
Capital expenditures	(8,120)	(5,333)
Free cash flow	$21,885	$35,089

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2019, our recurring software license rate was 88%.

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

In June 2019, we issued $230.0 million aggregate principal amount of Convertible Notes. See Note 8 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

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

As of September 30, 2019, we had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. At September 30, 2019, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, see Note 8 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Cash flows

As of September 30, 2019, we had aggregate cash and cash equivalents of $246.9 million available for working capital purposes, acquisitions, and capital expenditures; $210.3 million of this aggregate amount was held in the United States and $31.6 million was held in the APAC and EMEA regions.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Net cash provided by operating activities	$30,005	$40,422
Net cash used in investing activities	(9,286)	(17,408)
Net cash provided by financing activities	191,960	136,514
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,065)	(1,354)
Net increase in cash, cash equivalents and restricted cash	$211,614	$158,174

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $30.0 million, which reflects a decrease of $10.4 million compared to the nine months ended September 30, 2018. This decrease was the result of the reduction in net income and changes to our working capital position for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $9.3 million, which reflects a decrease of $8.1 million compared to the nine months ended September 30, 2018. This decrease was primarily the result of a decrease in cash payments for business acquisitions in the nine months ended September 30, 2019, offset by cash received from the sale of a building in the nine months ended September 30, 2018.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $192.0 million, which reflects an increase in cash provided of $55.4 million compared with the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we received aggregate proceeds of $223.1 million from our Convertible Notes offering, net of underwriters’ discounts and commissions, and we had net cash payments on our revolving commitment of $31.0 million. For the nine months ended September 30, 2018, we received aggregate proceeds of $135.6 million from our follow-on public offering, net of underwriters’ discounts and commissions, and we did not have any borrowings.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $1.1 million for the nine months ended September 30, 2019, and $1.4 million for the nine months ended September 30, 2018.

Contractual obligations and commitments

Our principal commitments and contractual obligations consist of our Convertible Notes due in 2024, and obligations under operating leases for office facilities. The following summarizes our non-cancelable contractual obligations as of September 30, 2019:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$230,000	$—	$—	$230,000	$—
Aggregate interest obligations (1)	2,875	575	1,725	575	—
Operating lease obligations	30,845	10,239	13,402	4,852	2,352
Royalties	644	239	405	—	—
Finance lease obligations	1,239	467	672	100	—
Other long-term liabilities	3,106	1,493	1,269	344	—
Total	$268,709	$13,013	$17,473	$235,871	$2,352
(1)	Represents estimated aggregate interest obligations for our outstanding convertible senior notes that are payable in cash.

Off-balance sheet arrangements

Through September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Market Risk and Market Interest Risk

In June 2019, we issued $230.0 million aggregate principal amount of 0.250% Convertible Notes. Our Convertible Notes have fixed annual interest rates at 0.250% and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $247.3 million, consisting primarily of bank deposits and money market funds. As of September 30, 2019, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2019, due to a material weakness identified in connection with the audit of our fiscal year 2018 financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 30, 2019, BIS notified the Company that it had completed its investigation of the potential violation of U.S. export control laws by the Company and concluded that no criminal or administrative prosecution was warranted and closed the matter.

Although OFAC has not notified the Company of its findings or the completion of its investigations, the Company does not currently have any reason to believe that its voluntary self-disclosures (or any related U.S. Government investigations) will have a meaningful impact on its operations, results of operations for any future period, or financial condition.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company is subject to other legal proceedings. Except as set forth above, there were no material changes in such matters during the nine months ended September 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On October 7, 2019, in connection with the acquisition of Polliwog Co. Ltd. (“Polliwog”), the Company issued, or agreed to issue, to shareholders of Polliwog an aggregate of 459,539 shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “SPA Stock Consideration”). Forty percent of the SPA Stock Consideration (183,815 shares) was issued at closing and is subject to customary securities law restrictions on transferability for the first six months after the closing. The remaining sixty percent (an aggregate of 275,724 shares) of the SPA Stock Consideration will be issuable in equal installments of 91,908 shares on each of the one, two and three year anniversaries of the closing, subject to potential reduction in certain circumstances. All shares of Class A Common Stock issued or to be issued as the SPA Stock Consideration were or will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Polliwog’s existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed herewith.
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

ALTAIR ENGINEERING INC.

Date: November 7, 2019	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)