Form 10-K
period 2019-12-31
Altair Engineering Inc.
filed 2020-03-02
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $1.6 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 15, 2020, there were 41,408,517 shares of the registrant’s Class A common stock outstanding and 31,130,732 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALTAIR ENGINEERING INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability and the time it takes to acquire new customers;
•	reduced spending on product design and development activities by our customers;
•	our ability to successfully renew our outstanding software licenses;
•	our ability to maintain or protect our intellectual property;
•	our ability to retain key executive members;
•	our ability to internally develop new software products, inventions and intellectual property;
•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•	demand for our software by customers other than simulation engineering specialists and in additional industry verticals;
•	acceptance of our business model by investors;
•	our susceptibility to factors affecting the automotive, aerospace, and financial services industries where we derive a substantial portion of our revenues;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our susceptibility to foreign currency risks that arise because of our substantial international operations; and
•	the significant quarterly fluctuations of our results.

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

PART I

Item 1. Business

General

Altair Engineering Inc. (“Altair,” the “Company,” “we,” “us” or “our”) is a global technology company providing software and cloud solutions in the areas of product design and development, high performance computing, and data analytics. We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

Our simulation-driven approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal management, electromagnetics, system modeling, and embedded systems, while also providing data analytics and true-to-life visualization and rendering. Our high performance computing solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including data analytics, modeling and simulation, and visualization. Our data analytics products include data preparation, data science and visualization solutions that fuel engineering, scientific, and business decisions.

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

Products

Rising expectations of end-market customers are causing expansion of the application of simulation and data analytics across many industry verticals. Our engineering, simulation, and data analytics software enables customers to enhance product performance, compress development time, and reduce costs. Altair’s thirty-five year heritage is in solving some of the most challenging problems faced by engineers and scientists.

We believe we are unique in the industry for the depth and breadth of our engineering application software offerings combined with our domain expertise and proprietary technology for harnessing high performance computing, or HPC and cloud infrastructures along with data analytics.

Altair is a leading provider of modeling, visualization, and physics solver solutions with a broad portfolio of best-in-class technology across many engineering disciplines. Our simulation software offers manufacturing companies opportunities to achieve better, lower cost products with fewer physical prototypes and tests, and reduces the time required to bring products to market.

We are a leading provider of data analytics technology for data preparation, management and analysis. Financial services organizations, such as banks, credit unions, and health care companies, as well as finance departments in various industries, including manufacturing, use our software to capture disparate data streams and apply analytics to make more informed business decisions.

We are a leading provider of high-performance and cloud computing workflow tools which empower customers to explore designs and analyze data in ways not possible in traditional computing environments. Our customers include Universities, government agencies, manufacturers, pharmaceutical firms, weather prediction agencies, and electronics design companies.

Software Products

Altair’s software products represent a comprehensive, open architecture solution for simulation, data analytics and cloud computing to empower decision making for improved product design and development, manufacturing, energy management and exploration, financial services, health care, and retail operations. We believe our products offer a comprehensive set of technologies to design and optimize high performance, efficient, innovative and sustainable products and processes in an increasingly connected world. Our products are categorized by:

•Design, Modeling & Visualization;

•Physics Simulation;

•Data Analytics;

•High Performance Computing; and

•Internet of Things, or IoT.

Design, Modeling & Visualization

Altair’s design, modeling & visualization tools under HyperWorks allow for advanced physics attributes to be modeled and rendered on top of object geometry in high fidelity. These tools are becoming more user friendly, design-centric and relevant earlier in the development process.

Addressing the large market of designers and design engineers who are not experts in simulation is important toward increasing the use of simulation in design processes. Altair has several technologies focused on this market, including Inspire and SimSolid.

Our industrial and concept design tools generate early concepts to address requirements for ergonomics, aesthetics, performance, manufacturing feasibility, and cost. These tools are all driven by simulation and machine learning algorithms. We believe these products are emerging as a market force with the potential to eclipse traditional computer-aided design, or CAD.

Models are increasingly required to deliver performance across a range of physics, including mechanical systems, communication and control, printed circuit boards, and combinations of these at various levels of fidelity. Altair’s math and system design tools help engineers to quickly explore requirements and performance throughout the design process.

Physics Simulation

At the core of Altair’s simulation software portfolios under HyperWorks are mathematical software “solvers” that use advanced computational algorithms to predict physical performance. Optimization leverages these solvers to derive the most efficient solutions to meet desired complex multi-objective requirements.

Altair’s solvers are a comprehensive set of fast, scalable and reliable physics algorithms for complex problems in linear and non-linear mechanics, fluid dynamics, electromagnetics, motion, systems and manufacturing simulation.

Altair’s solvers are now engaging GPU technology to accelerate solution times. Two of our products in the area of fluid mechanics, ultraFluidX (external aerodynamics) and nanoFluidX (machinery lubrication), were developed from the ground up to leverage GPUs and deliver significant performance advantages versus the competition.

We believe the breakthrough technology of SimSolid is game-changing and delivers extremely easy to model, fast, and accurate simulation results for complex designs versus the competition. SimSolid is especially relevant for simulation-driven design and seeing rapid adoption in many customer environments.

Altair’s optimization technology combined with superior multi-physics and multi-domain simulation is a key differentiator and spans our product offering. We believe customers using our technologies gain a sustainable competitive advantage by developing better products in less time.

Data Analytics

Altair’s data analytics offering under the Knowledge Works brand includes data preparation, data science and visualization solutions that fuel engineering, scientific, and business decisions. Our data preparation tools allow users to import, clean and organize structured and unstructured data for use in reporting and in data science applications. Our data science solutions allow users to develop machine learning workflows with best-in-class decision tree technology and scoring algorithms, and our visualization tools allow users to gain deep insights quickly with both live-streamed and historical data.

Today, Altair’s data analytics tools are extensively used by banks, credit unions, health care, and other financial services organizations. They are also used in finance departments across many industries, including manufacturing.

There is growing demand for this technology in engineering to improve designs and processes, and to manage sensor data coming from live physical assets in the field. Going forward, development lifecycles will include digital replicas of complex processes, services and physical assets and systems, or what is known as “digital twins”. Use of digital twins will enable developers to integrate simulation data and operational data to optimize product design and in-service operational performance. The convergence of simulation and machine learning is essential to creating better products, marketing them efficiently, and optimizing their performance.

Many of Altair’s manufacturing customers made presentations in 2019 describing how they used artificial intelligence and machine learning to achieve better products, lower scrap rates, and other business benefits. We believe this momentum can be built to increase the relevance of our data analytics products across many thousands of companies.

High Performance Computing

Altair’s high performance computing software applications, under the brand PBS Works, are designed to maximize the efficient utilization of customers’ complex compute resources and streamline the workflow management of compute-intensive tasks. Applications include data analytics, modeling, simulation, and visualization in fields such as financial services, weather prediction, bio-informatics, electronic design analysis, product development and lifecycle management.

We believe that Altair’s high-performance tools to manage and optimize where and when jobs are running for customers and research organizations, will become increasingly mission critical as predictive modeling and analysis becomes increasingly computationally intensive, and as computing environments rely more on a mix of on-premise and cloud resources. Our powerful and easy to use solutions help IT administrators and business decision makers maximize throughput and minimize costs by leveraging sophisticated scheduling algorithms, enabling bursting to the cloud (or enabling applications to run on external data center resources to supplement internal data center capabilities), shifting workloads between different cloud providers depending on cost or resource availability and managing spot computing purchases.

Internet of Things

Altair offers tools under the SmartWorks brand to help customers develop connected products, including device enablement, data capture and management, edge computing, digital twins, data visualization, and predictive/ prescriptive analytics. Our software is used to design and optimize IoT devices and connectivity, and for modeling in-service product performance.

We believe Altair’s digital twin solutions are compelling due to their openness and usability, and their ability to develop signal-based controls, mixed physics models, and electronics all within one environment and at varying levels of fidelity to support decision making in each stage of a product’s lifecycle. For example, our multi-disciplinary models may include mechanics, fluids, electronics, and software among other technical elements, and encompass a scope of products ranging from components to IoT-enabled “systems of systems”. And by employing varying degrees of fidelity, we aid the modeling process where computational requirements or data availability might otherwise prove to be obstacles.

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

Altair’s tools for simulation of communications and control, data analytics, and real-time data streaming are particularly relevant as more products are connected and collecting data to operate in complex environments.

Altair Partner Alliance

The Altair Partner Alliance, or APA, currently only available under HyperWorks, provides access to a broad spectrum of complementary software products using customers’ existing HyperWorks Units. Our units-based subscription licensing model allows flexible and shared access to our applications and those of our partners, which can all be downloaded on-demand. This constantly growing portfolio extends their simulation and design capabilities to help create better products faster.

Software products in the APA include technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation, with applications specific to industry verticals including marine, motorcycles, aerospace, chemicals, and architecture. Altair plans to continue to add valuable third-party software solutions to empower innovation with comprehensive enterprise analytic and data analytics tools.

Software Services

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

Software Related Services

Altair engages with our customers to provide technical services throughout their entire product development lifecycle including design, engineering, and development, especially when applying optimization and data analysis. Our headquarters includes an industrial design studio, a prototype shop, and test facilities. We have expertise designing and working with controls, power electronics, traditional and composite structures, and total system level development in the automotive, aerospace, consumer products and other markets. Our team of data analysts is experienced with applications ranging from credit scoring to predictive analytics of physical assets.

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

We concentrate on placing simulation specialists, industrial designers, design engineers, materials experts, development engineers, manufacturing engineers and information technology specialists. As a leader in the simulation and data science technology markets, Altair attracts high caliber talent from around the world. CES is focused on placements that align strategically with customer usage of our software. We have a strong recruiting operation with sourcing specialists who identify, attract, vet, and hire technical professionals for our in-house and customer needs. We maintain a candidate database of over 150,000 highly qualified engineers, designers and data scientists. Our CES candidates and placed employees are valuable sources of talent acquisition for Altair’s other business segments.

Research and Development

Our research and development efforts are focused on enhancing the functionality, breadth and scalability of our software, addressing new use cases, and developing additional innovative simulation technologies. Timely development of new products is essential to maintaining our competitive position, and we release new versions of our software on a regular basis.

Customer feedback, combined with our roadmap, enables us to deliver long-term value and stay ahead of market trends. The majority of product enhancements and new capabilities added to our offerings over the years have been developed internally, with acquisitions used to augment our capabilities with strategic technology.

From time-to-time, we incubate related technologies developed by our employees. For example, we developed and patented next-generation solid-state lighting technology as a result of an internal initiative. We commercialized this technology under our toggled subsidiary.

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

Our research and development efforts relating to our software focus on five areas:

•

Design, Modeling & Visualization:    The graphical applications used to construct and visualize simulation models require continuous R&D in the areas of data structures, computational methods, graphics, geometric modeling, mesh generation, and user interface design. Altair’s modeling tools are becoming more design-centric and are adopting some of the capabilities of traditional CAD while leveraging simulation and optimization technology to drive design decisions rather than just simulate designs. Specific areas of R&D include handling large scale models of highly detailed and complex products, developing new methods to derive design geometry from optimizations, and unifying the modeling environment for multi-physics simulation. Adapting modeling and visualization technology for cloud deployment is also an area of active development as is supporting virtual and augmented reality hardware. Simulation-driven design requires tools to generate early concepts addressing requirements for ergonomics, aesthetics, performance, and manufacturing feasibility. We believe these tools are emerging as an alternative to traditional CAD tools, and are key to the democratization of simulation capabilities across large groups of designers and engineers who are not simulation specialists.

•

Physics Simulation:    At the core of Altair’s simulation software portfolio are mathematical software “solvers” that use advanced computational algorithms to predict physical performance. Altair initially specialized in structural simulation, and now we continuously develop our portfolio of solvers to simulate fluid dynamics, high and low frequency electromagnetics, mechanical systems, electronic controls and more. Altair also invests to “couple” our solvers to simulate multiple physics domains simultaneously, and is considered a world leader in the development of optimization technology, which drives solvers to find solutions to complex multi-objective design problems. R&D is also conducted to leverage high performance computing technology for these compute intensive applications. Solver and optimization development is conducted by researchers with advanced degrees in engineering, physics, computer science and mathematics.

•

Data Analytics:  Altair’s offering includes data preparation, data science and visualization solutions that fuel engineering, scientific, and business decisions. We develop and release new software on a regular basis to support existing data analytics customers with enhancements and other requested features and technologies for data preparation, data science and visualization. We continue to invest aggressively to evolve our best-in-class decision tree technology, scoring algorithms, streaming, and visualization. In addition, we are integrating all of our data analytics capabilities into a modern, cloud-based solution to deliver a more unified user experience for our users. This solution includes important enterprise level capabilities such as security, data discovery, collaboration, and operationalization of user developed machine learning work flows to gain deep insights quickly.

•

High Performance Computing:    Altair’s high performance computing software applications are designed to maximize utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications such as data analytics, modeling and simulation, and visualization in fields such as financial services, weather prediction, bio-informatics, electronic design analysis, product development and lifecycle management.

Altair develops best-in-class HPC workload management technology for large scale, highly parallel job environments as well as solutions for chip design workloads which require massive numbers of jobs to be spawned and managed for relatively short durations. We are exploring the application of the same technology developed for electronic design automation industry, or EDA, workloads to significantly impact financial technology, or fintech, computing as these compute environments have similar profiles.

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

Altair’s HPC development teams work closely with the simulation, data analytics and IoT development teams to ensure that our overall technology portfolio interoperates effectively and shares a common infrastructure and user experience.

•

Internet of Things:    Altair offers tools to help customers develop connected products, including device enablement, data capture and management, edge computing, digital twins, data visualization, and predictive/ prescriptive analytics. Our software is used to design and optimize IoT devices and connectivity, and for modeling in-service product performance.   We are investing to deliver an end-to-end solution for customers developing connected products. We believe our products operate well as a complete and integrated suite, and are open such that they are designed to work seamlessly with other IoT or data analytics solutions in a disaggregated fashion. Altair’s toggled LED lighting subsidiary is proving to be an important learning and deployment environment as we gain real-world experience with these technologies and share that knowledge with our customers.

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

Sales

We serve customers in the product lifecycle management, simulation, data analytics, and high performance computing markets. Our primary users are highly educated and technical engineers and data scientists.

HyperWorks

Under HyperWorks, we engage with our enterprise customers through Altair’s experienced direct sales force, especially in industries requiring highly engineered products, such as automotive, aerospace, heavy machinery, rail and ship design. We are increasing our use of indirect channels to more efficiently address a broader set of customers in consumer products, electronics, energy and other industries.

Approximately 90% of our 2019 software revenue was generated through our direct global sales force. These sales teams interact with key decision makers, engage deeply with users of our products by leveraging a team of Altair’s technical specialists, and work with user-group managers and executives to ensure they are maximizing the utility of our software solutions. We have been expanding our direct sales team including our inside sales operations aggressively to reach more customers and market verticals.

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

We leverage indirect sales channels especially in APAC and Eastern Europe and have been investing to extend our reseller relationships in all markets by offering a subset of our products focused on industrial design, concept engineering, manufacturing feasibility, and model-based design under solidThinking. solidThinking targets designers, engineers and architects at small and medium enterprises. Approximately 10% of our 2019 software revenue was generated through our growing network of indirect channel partners and resellers.

Knowledge Works

There is segmentation in the data analytics space by industry verticals where specific domain expertise is important for success.  Altair’s primary data analytics customer base is banks, credit unions, health care, and other financial services organizations along with finance departments across most industries including manufacturing. As we cross sell into Altair traditional manufacturing customer accounts, we are targeting both the finance departments, leveraging the expertise of our financial markets sales and technical teams, as well as engineering departments looking to apply data analytics to improve designs, manufacturing, and in-service operations. We intend to leverage our existing direct and indirect sales channels in order to support greater market opportunities.

High Performance Computing Solutions

Altair’s HPC solutions are sold by our global strategic sales force with sales overlay support from Altair HPC sales specialists and application engineers. We have original equipment manufacturer, or OEM, arrangements for these solutions with most of the major hardware companies. We believe these arrangements reduce competition, grow our market share and improve sales efficiency.

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

Licensing

There are two licensing methods we employ to deliver our software solutions:

•	Most products are available under our unique, patented units-based licensing model.
•	A small subset of our products is available on a node-locked, or hardware specific, and named-user basis. This is especially true for our data analytics solutions.

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

Marketing

Altair’s global marketing team of approximately 85 people is focused on generating new business opportunities by driving awareness, deepening customer engagement, and developing content specific to technical fields and industry verticals. Our corporate marketing programs include social media, earned media, publications, blogs, white papers and case studies. Our regional marketing program supports working relationships with our user community through education, participation in local industry events, Altair technical conferences, and webinars.

We provide marketing support to our ecosystem of resellers and third-party technology partners on both a corporate and regional level.

In order to continue to drive growth and extend our market position, we intend to continue to invest significant resources into our marketing initiatives.

Customers

As of December 31, 2019, we had more than 11,000 customers worldwide. Our simulation, analytics, and HPC customers are primarily large manufacturing enterprises, with a growing presence in small and mid-size companies. Our data analytics customers include banks, credit unions, health care organizations, and other financial services organizations along with finance departments across most industries including manufacturing.

Automotive and aerospace combined account for approximately 50% of our 2019 billings, including 15 out of 15 of the world’s leading automotive manufacturers and 10 out of 10 of the world’s leading aerospace manufacturers. Other important industries include heavy machinery, rail and ship design, energy, government, life and earth sciences, and consumer electronics. No single customer, nor any of our resellers and OEMS, accounted for more than 2% of our 2019 software billings. In 2019, we generated 39%, 31% and 30% of our total billings from customers in the Americas, EMEA, and APAC, respectively. Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period, and is discussed under Key metrics included in Part II, Item 6, Selected Financial Data of this Annual Report on Form 10-K.

For a summary of our financial information by geographic location, see Note 19 of Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

Competition

The market for simulation, data analytics, and high-performance computing software is highly fragmented. Our primary competitors include companies such as IBM, Dassault Systèmes, Siemens, Ansys, MSC Software (a Hexagon company), and Alteryx. Many are large public companies, with significant financial resources. In addition to these competitors, we compete with many smaller companies offering similar software applications.

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

As of December 31, 2019, we have 221 issued patents and more than 77 published patent applications worldwide. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. Additionally, we are the registered holder of a variety of trademarks and domain names that include “Altair” and similar variations.

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

Employees

As of December 31, 2019, we had over 2,500 in-house employees and over 450 on-site Client Engineering Service employees globally. Over two-thirds of our employees are located in the United States, India, France, Germany and China. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these works councils. We have never experienced a work stoppage and we believe our employee relations are good.

Acquisitions

We have acquired 30 companies or strategic technologies since 1996, including 22 in the last five years. These acquisitions brought strategic IP assets, and more than 300 developers with expertise in disciplines ranging from electronics, material science, crash and safety to industrial design and rendering. Products which are commercially available as a result of these acquisitions include Click2Extrude, Altair PBS Professional, Radioss, Evolve, Acusolve, SimLab, Embed, Click2Cast, Multi-scale Designer, FEKO, FLUX, WinProp, Thea Render, Modeliis, SmartWorks, ESAComp, SimSolid, Monarch, Knowledge Studio, Panopticon, EDEM and PollEx.

Our 2019 acquisitions include the following:

•	Polliwog: In October we acquired Polliwog Co Ltd. (“Polliwog”), a supplier of Electronic Design Automation software to the global electronics industry, based near Seoul, Korea.
•

DEM Solutions Limited: In November we acquired DEM Solutions Limited (“DEM Solutions”), a company that provides market-leading Discrete Element Method software for bulk material simulation, based in Edinburgh, UK.

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

Unless the context otherwise requires, the terms “Altair,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refers to Altair Engineering Inc. and its subsidiaries. The Altair design logo and the marks “OptiStruct,” “RADIOSS,” “AcuSolve,” “FEKO,” “Flux,” “WinProp,” “Multiscale Designer,” “HyperStudy,” “HyperMesh,” “HyperView,” “SimLab,” “HyperCrash,” “HyperGraph,” “Inspire,” “solidThinking Evolve,” “Thea Render,” “Click2Cast,” “Click2Extrude,” “Click2Form,” “Carriots,” “solidThinking Compose,” “solidThinking Activate,” “solidThinking Embed,” “Altair PBS Works,” “Altair PBS Professional,” “Altair PBS Cloud,” “MotionView,” “MotionSolve,” “Altair PBS Access,” “SimSolid,” “Knowledge Studio,” “Monarch,” “Panopticon,” “EDEM,” “PollEx” and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property.

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

We were founded in 1985 and launched our first commercial software in 1990. Our growth has primarily been attributed to the increasing reliance of customers on our engineering and simulation technologies to enhance product performance, compress development time, and reduce costs. Revenue from our software segment has historically constituted a significant portion of our total revenue. Our revenue growth could decline over time as a result of a number of factors, including increasing competition from smaller entities and well-established, larger organizations, limited ability to, or our decision not to, increase pricing, contraction of our overall market, the manner in which the markets for our products, including our data analytics products, evolve or our failure to capitalize on growth opportunities. Other factors include managing our global organization, revenues generated outside the United States that are subject to adverse currency fluctuations, uncertain international geopolitical landscapes and the acquisition of businesses which may grow more slowly than our business. Accordingly, we may not achieve similar growth rates in future periods, and you should not rely on our historical revenue growth as an indication of our future revenue or revenue growth.

If we cannot maintain our company culture of innovation, teamwork, and communication our business may be harmed.

We believe that a critical component to our success has been our company culture, which is based on our core values of innovation, envisioning the future, communicating honestly and broadly, seeking technology and business firsts, and embracing diversity. We have invested substantial time and resources in building a company embodying this culture. As we continue to develop the infrastructure of a public company and continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture, or embed our culture in our acquired businesses, could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork, and effectively focus on and pursue our corporate objectives.

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

We believe that our recent acquisitions result in certain benefits, including expanding our portfolio of software and products and enabling us to better serve our customers’ requests for data analytics and simulation technology. However, to realize some of these anticipated benefits, the acquired businesses must be successfully integrated. The success of these acquisitions will depend in part on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of these acquisitions for a variety of reasons, including the following:

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

The market for simulation, data analytics, and high-performance computing software is highly fragmented. Our primary competitors include companies such as IBM, Dassault Systèmes, Siemens, Ansys, MSC Software (a Hexagon company), and Alteryx. Many are large public companies, with significant financial resources. In addition to these competitors, we compete with many smaller companies offering similar software applications.

A significant number of companies have developed or are developing software and services that currently, or in the future, may compete with some or all of our software and services. We may also face competition from participants in adjacent markets, including two-dimensional, or 2D, and three-dimensional, or 3D, CAD, and broader PLM competitors and others that may enter our markets by leveraging related technologies and partnering with or acquiring other companies.

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

Billings in the automotive industry accounted for approximately 40% of our 2019 billings. An adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, excessive inflation, prolonged disruptions in one or more of our automotive customers’ production schedules or labor disturbances, that results in a significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

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

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in China or other countries in which we operate could result in social, economic and labor instability. We believe these uncertainties could have a material adverse effect on the continuity of our business and our results of operations and financial condition.

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

Our quarterly results of operations and our key metrics, including Billings, Adjusted EBITDA, Modified Adjusted EBITDA and Free Cash Flow, may vary significantly in the future. Period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and key metrics may fluctuate as a result of a variety of factors including:

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

Our business is dependent on our ability to attract and retain highly skilled software engineers, salespeople, and support teams. There is significant industry competition for these individuals. We have many employees whose equity awards in our company are fully vested and may increase their personal wealth, which could affect their decision to remain with the Company. Failure to attract or retain key personnel could delay or prevent the achievement of our business objectives.

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

In addition, our software stores and transmits customers’ confidential business information in our facilities and on our equipment, networks, corporate systems and in the cloud. Security incidents could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our customer data and corporate systems and security measures may be compromised due to the actions of outside parties, employee error, malfeasance, capacity constraints, a combination of these or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our customers’ data or our information. We must continuously examine and modify our security controls and business policies to address new threats, the use of new devices and technologies, and these efforts may be costly or distracting.

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

We operate our client engineering services business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, qualified engineers to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 11% and 12% of our total revenues for the year ended December 31, 2019 and 2018, respectively. Some of our customers operate their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into, or remain in, the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified engineers because of competitive factors or immigration laws, or otherwise fail to match engineers to open customer positions, our revenue may be adversely affected.

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

Our credit agreement, as amended, provides for an initial aggregate commitment amount of $150 million, with a sublimit for the issuance of letters of credit of up to $5 million and a sublimit for swing line loans of up to $5 million and matures on December 15, 2023 (the “2019 Amended Credit Agreement”). Our 2019 Amended Credit Agreement is unconditionally guaranteed by us and all existing and subsequently acquired controlled domestic subsidiaries. It is also collateralized by a first priority, perfected security interest in, and mortgages on, substantially all of our tangible assets. The 2019 Amended Credit Agreement contains operating financial restrictions and covenants, including liens, limitations on indebtedness, fundamental changes, limitations on guarantees, limitations on sales of assets and sales of receivables, dividends, distributions and other restricted payments, transactions with affiliates, prepayment of indebtedness and limitations on loans and investments in each case subject to certain exceptions. In addition, the 2019 Amended Credit Agreement contains financial covenants relating to maintaining a minimum interest coverage ratio of 3.0 to 1.0, a maximum senior secured leverage ratio of 3.0 to 1.0, and maximum net leverage ratio of 5.0 to 1.0, as defined in the 2019 Amended Credit Agreement. The restrictions and covenants in the 2019 Amended Credit Agreement, as well as those contained in any future debt financing agreements that we may enter into, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default under the loan agreement and any future financing agreements that we may enter into.

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

Our operations and our customers are vulnerable to interruptions by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars, environmental and climate change, and other events beyond our control. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, including system interruptions, reputational harm, delays in our software development, breaches of data security and loss of critical data.

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

GAAP are subject to interpretation by the Financial Accounting Standards Board, or FASB, the United States Securities and Exchange Commission, or the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. The adoption of new standards may require enhancements or changes in our systems and will continue to require significant time and effort of our financial management team.

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

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2019 and 2018, respectively, we had $233.8 million and $210.5 million of goodwill and $66.8 million and $69.8 million of other intangible assets—net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

We have significant deferred tax assets in the United States, which we will not use in future taxable periods.

As of December 31, 2019 and 2018, we had gross deferred tax assets, or DTAs, of $117.5 million and $93.6 million, respectively, primarily related to net operating loss carryforwards, tax credits, share-based compensation, deferred revenue, and capitalized research and development expenses. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. In connection with our IPO, a significant number of NSOs were exercised resulting in a tax deduction for United States income tax purposes. This deduction, in conjunction with our other expected deferred tax asset reversals, resulted in our needing to establish a valuation allowance for $47.0 million in 2017 for the United States DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Internal Revenue Code of 1986, or the Code, if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisition of Datawatch, which are subject to specific limitations on usage. We may or may not be able to realize the benefits of the acquired NOLs due to a number of factors, including those enumerated above. We may also be unable to realize our tax credit carryforwards prior to their expiry.

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

In addition to our software, we source, distribute and sell products, which may expose us to product liability claims, product recalls, and warranty claims that could be expensive and harm our business.

We source, distribute and sell products through certain of our wholly owned subsidiaries. To the extent these products do not perform as expected, cause injury or death or are otherwise unsuitable for usage, we may be held liable for claims, including product liability and other claims. A product liability claim, any product recalls or an excessive warranty claim, whether arising from defects in design or failure in our supply chains could negatively affect our sales or require a change in the design process or our product sourcing, any of which may harm our reputation and business.

Failure to protect and enforce toggled’s proprietary technology and intellectual property rights could substantially harm toggled’s lighting business.

Part of the success of toggled’s lighting business depends on our ability to protect and enforce toggled’s proprietary rights, including its patents, trademarks, copyrights, trade secrets and other intellectual property rights. As of December 31, 2019, toggled had 170 issued patents and 42 published patent applications worldwide. We attempt to protect toggled’s intellectual property under patent, trademark, copyright, and trade secret laws. However, the steps we take to protect its intellectual property may be inadequate. We will not be able to protect toggled’s intellectual property if we are unable to enforce its rights or if we do not detect unauthorized use of its intellectual property. It may be possible for unauthorized third parties to copy toggled’s technology and use information that it regards as proprietary to create products that compete with toggled’s products. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of toggled’s technology may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States.

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

Our business may collect personal information and is subject to data protection laws.

Companies that collect personal information are required to comply with data protection laws adopted by the United States and various state and foreign governments, including the European Union General Data Protection Regulation (“GDPR”), and the implementing legislation adopted by member states of the European Union. These data protection laws regulate the collection, use, storage, disclosure and security of personal information, such as names, email addresses and, in some jurisdictions, Internet Protocol addresses and other online indentifiers, business contact data, and customer profiles, that may be used to identify or locate an individual, including a customer or an employee.

Data protection laws and regulations may require us to implement privacy and security policies, permit individuals to access, correct and delete their own personal information collected, stored or maintained by us, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use their personal information for certain purposes. Governments could require that any personally identifiable information collected in a country not be disseminated outside of that country. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security, or data protection, related organizations that require compliance with their rules pertaining to information security and data protection. We may agree to be bound by additional contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Our failure to comply with these data protection laws or any actual or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil actions, which may harm our business.

Additionally, on January 2, 2020, the California Consumer Privacy Act, or the CCPA, became effective. CCPA protects the personal information of California residents, households and devices by placing additional requirements on the entities that collect, process, store and disclose personal information. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The impact of this legislation is far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. California legislators have indicated their intention to further amend the CCPA in 2020. It remains unclear what, if any, additional modifications will be made to this legislation or how the regulators, courts or commercial parties will interpret the CCPA. We may be subject to new data protection laws including legislation currently pending in other states including Washington, Virginia and New York. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal information by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Our failure to comply with these data protection laws or any actual or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil liability, which may harm our business.

Proposed or new legislation and regulations could significantly affect our business.

The GDPR became effective in May 2018 and applies to all of our business conducted in Europe. The GDPR introduces a number of new obligations for subject companies and we will need to continue dedicating financial resources and management time to GDPR compliance in the coming years. The GDPR enhances the obligations placed on companies that control or process personal data including, for example, expanded disclosures about how personal data is to be used, new mechanisms for obtaining consent from data subjects, new controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the GDPR places companies under obligations relating to data transfers and the security of the personal data they process. The GDPR provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR of up to EUR 20,000,000 or 4% of an undertaking’s total, worldwide, annual turnover of the preceding financial year, whichever is higher. Individuals who have suffered damage as a result of a subject company’s non-compliance with the GDPR also have the right to seek compensation from such company. Given the breadth of the GDPR, compliance with its requirements is likely to continue to require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing breach of the GDPR. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived breach of the GDPR, such a breach may have an adverse effect on our business and operations.

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

The market price of our Class A common stock has and may continue to fluctuate from time to time. Our market price may continue to fluctuate substantially depending on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, since you might not be able to sell your shares at or above the price you paid for our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

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

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new software or new or terminated significant contracts, commercial relationships or capital commitments;
•	public analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes or fluctuations in our operating results;
•	actual or anticipated developments in our business, our customers’ businesses, or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or our solutions, or third party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any major changes in our management or our board of directors;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from major weather events, war, potential global health issues, incidents of terrorism or responses to these events.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with this Annual Report. We have designed, implemented and tested the internal control over financial reporting required to comply with this obligation, which was and is time consuming, costly, and complicated. As disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we did not maintain effective controls over the income tax process for fiscal years 2018, 2017 and 2016. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While management identified and implemented changes to our internal controls over the income tax process to remediate the control deficiencies that led to this material weakness, and the material weakness has been remediated as of December 31, 2019, we cannot assure investors that we will not have other material weaknesses in the future. If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to successfully remediate the identified material weaknesses or, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of December 31, 2019, we had an aggregate of 41,271,363 shares of Class A common stock and 31,130,732 shares of Class B common stock outstanding.

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

We have registered the offer and sale of an aggregate of approximately 19,960,830 shares of Class A common stock that have been issued or reserved for future issuance under our equity compensation plans on a Form S-8 registration statement. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. Additionally, the number of shares of Class A common stock available for grant and issuance under our 2017 Equity Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning in 2018 by an amount equal to the lesser of (i) 3% of the number of shares of all classes of our common stock outstanding on December 31 of the preceding calendar year or (ii) a lesser number of shares of Class A common stock determined by our board of directors. We also intend to register the offer and sale of any shares of Class A common stock resulting from such increases. If the holders of these shares choose to sell a large number of shares, they could adversely affect the market price for our Class A common stock.

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

In addition, our ability to repurchase the Convertible Notes or to pay cash upon conversions of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness including our existing revolving credit facility. Our failure to repurchase Convertible Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Convertible Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the occurrence of a fundamental change itself would likely also lead to a default under our revolving credit facility and may lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Notes or make cash payments upon conversions thereof.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Troy, Michigan. We own our corporate headquarters facility, a building in Korea, and an undeveloped parcel of land adjacent to our headquarters, which we expect to develop over the next few years.

We lease or sublease all of our other domestic and international offices. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.5 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were transferred from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. An Administrative Court hearing was held on May 16, 2019. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal, or the Court of Appeals, in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. In late September 2019, the Company submitted its filing in response to the STA appeal with the Court of Appeals. On October 10, 2019, the STA filed an answer to the Company’s defrayment, and on January 31, 2020, the Company filed a second submission to the Court. The Court of Appeals held a hearing regarding this matter on February 20, 2020. The Company continues to contest the assessment through the appeals process and no rulings have been issued by the Court of Appeals relative to the claims of the STA and the Company’s response as of this point. The Company has determined that these events do not cause a change in the assessment of uncertain tax positions.

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

On January 10, 2020, OFAC issued a Cautionary Letter to the Company stating that it had completed its investigation of the potential violation of U.S. export control laws by the Company and concluded that no criminal or administrative prosecution or fines were warranted and closed the matter.

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

Holders

As of February 15, 2020, there were approximately 500 registered stockholders of record of our Class A common stock, 4 registered stockholders of record of our Class B common stock, and we believe a substantially greater number of beneficial owners who hold shares through brokers, banks or other nominees.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our 2019 Amended Credit Agreement also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. There can be no assurance that any dividends will be paid in the future.

Unregistered Sales of Equity Securities

On October 7, 2019, in connection with the acquisition of Polliwog, the Company issued, or agreed to issue, to shareholders of Polliwog an aggregate of 455,954 shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “SPA Stock Consideration”). Forty percent of the SPA Stock Consideration (183,815 shares) was issued at closing and is subject to customary securities law restrictions on transferability for the first six months after the closing. The remaining sixty percent (an aggregate of 272,139 shares) of the SPA Stock Consideration will be issuable in installments of 88,323 shares of the Company’s Class A Common Stock on the first anniversary of the closing and 91,908 shares on the second and third year anniversaries of the closing, conditioned upon continued employment of specified former employees of Polliwog and further subject to potential reduction in certain other circumstances. All shares of Class A Common Stock issued or to be issued as the SPA Stock Consideration were or will be issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Polliwog’s existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability. The Company also agreed to issue an additional 14,213 shares of its Class A Common Stock on or about October 7, 2022 to one of the sellers to complete the acquisition of Polliwog.

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

Item 6. Selected Financial Data

The following tables summarize the consolidated financial data for our business. You should read this summary of consolidated financial data in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the fiscal years ended December 31, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The summary consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(in thousands, except share data)	2019	2018	2017 (1)	2016 (1)	2015 (1)
Consolidated statements of operations data:
Revenue:
License	$244,321	$207,164
Maintenance and other services	122,381	97,197
Total software	366,702	304,361	$244,817	$223,818	$205,567
Software related services	34,576	36,945	35,397	35,770	37,294
Total software and related services	401,278	341,306	280,214	259,588	242,861
Client engineering services	48,987	47,852	46,510	47,702	45,075
Other	8,650	7,221	6,609	5,950	6,193
Total revenue	458,915	396,379	333,333	313,240	294,129
Cost of revenue:
License	21,285	16,119
Maintenance and other services	38,401	29,655
Total software (2)	59,686	45,774	36,360	31,962	27,406
Software related services	25,640	26,415	26,888	27,653	30,079
Total software and related services	85,326	72,189	63,248	59,615	57,485
Client engineering services	39,875	38,979	38,131	38,106	36,081
Other	7,398	4,805	5,212	4,879	5,642
Total cost of revenue	132,599	115,973	106,591	102,600	99,208
Gross profit	326,316	280,406	226,742	210,640	194,921
Operating expenses:
Research and development (2)	117,510	97,592	93,234	71,325	62,777
Sales and marketing (2)	106,051	80,277	79,958	66,086	63,080
General and administrative (2)	82,178	79,751	87,979	57,202	54,069
Amortization of intangible assets	14,442	7,739	5,448	3,322	2,624
Other operating income	(2,072)	(9,597)	(6,620)	(2,742)	(2,576)
Total operating expenses	318,109	255,762	259,999	195,193	179,974
Operating income (loss)	8,207	24,644	(33,257)	15,447	14,947
Interest expense	6,371	200	2,160	2,265	2,416
Other (income) expense, net	(1,552)	(2,580)	994	(520)	782
Income (loss) before income taxes	3,388	27,024	(36,411)	13,702	11,749
Income tax expense	10,930	11,489	65,530	3,772	818
Net (loss) income	$(7,542)	$15,535	$(101,941)	$9,930	$10,931
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic (3)	$(0.11)	$0.23	$(1.94)	$0.20	$0.23
Net (loss) income per share attributable to common stockholders, diluted (3)	$(0.11)	$0.21	$(1.94)	$0.17	$0.19
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic (3)	71,544	67,468	52,466	48,852	46,609
Weighted average number of shares used in computing net (loss) income per share, diluted (3)	71,544	74,878	52,466	57,856	58,709
Other financial information:
Net cash provided by operating activities	$31,393	$36,230	$16,091	$21,385	$10,838

(1)

The years ended December 31, 2017, 2016, and 2015, have been reported under ASC 605 and have not been adjusted under the modified retrospective approach of ASC 606. See Note 3 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Includes stock-based compensation expense as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Cost of revenue—software	$1,069	$31	$350	$22	$44
Research and development	2,917	740	12,540	1,370	149
Sales and marketing	2,250	910	7,693	775	109
General and administrative	2,292	1,658	26,698	2,965	295
Total stock-based compensation expense	$8,528	$3,339	$47,281	$5,132	$597

(3)	See Note 15 to our consolidated financial statements for an explanation of the method used to calculate basic and diluted net (loss) income per share attributable to common stockholders.

	As of December 31,
(in thousands)	2019	2018	2017	2016
Consolidated balance sheet data:
Cash and cash equivalents	$223,117	$35,345	$39,213	$16,874
Working capital	$199,591	$26,802	$(53,575)	$(52,902)
Total assets	$743,145	$487,197	$286,229	$251,668
Deferred revenue, current and non-current	$83,567	$66,519	$139,762	$113,929
Debt	$178,668	$31,748	$410	$85,241
Total stockholders’ equity (deficit)	$354,707	$293,686	$58,949	$(33,761)

Key metrics

We monitor the following key non-GAAP (United States generally accepted accounting principles) financial and operating metrics to help us evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP financial and operating metrics are useful in evaluating our operating performance.

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

Our Billings were as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017	2016
Billings	$475,963	$401,913	$357,212	$320,299

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

Our Adjusted EBITDA was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017	2016
Adjusted EBITDA	$39,549	$50,180	$22,517	$30,830

Modified Adjusted EBITDA. Modified Adjusted EBITDA is consistent with our definition of Adjusted EBITDA; however, it includes the revenue not recognized under GAAP due to acquisition accounting adjustments associated with accounting for deferred revenue in significant business combinations. See the section entitled “Reconciliation of non-GAAP financial measures” for a reconciliation of Modified Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

Our Modified Adjusted EBITDA was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017	2016
Modified Adjusted EBITDA	$48,549	$50,180	$22,517	$30,830

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

Our Free Cash Flow was as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017	2016
Free Cash Flow	$21,733	$29,571	$8,569	$11,941

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

Reconciliation of non-GAAP financial measures

The following tables provide reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA and Modified Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Year ended December 31,
(in thousands)	2019	2018	2017	2016
Revenue	$458,915	$396,379	$333,333	$313,240
Ending deferred revenue	83,567	66,519	139,762	113,929
Adoption of ASC 606 on beginning deferred revenue	—	82,909	—	—
Beginning deferred revenue	(66,519)	(139,762)	(113,929)	(106,516)
Deferred revenue acquired	—	(4,132)	(1,954)	(354)
Billings	$475,963	$401,913	$357,212	$320,299

Adjusted EBITDA and Modified Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016
Net (loss) income	$(7,542)	$15,535	$(101,941)	$9,930
Income tax expense	10,930	11,489	65,530	3,772
Stock-based compensation	8,528	3,339	47,281	5,132
Interest expense	6,371	200	2,160	2,265
Interest income and other (1)	(260)	4,883	(2,260)	(249)
Depreciation and amortization	21,522	14,734	11,747	9,980
Adjusted EBITDA	39,549	50,180	22,517	30,830
Acquisition related deferred revenue (2)	9,000	—	—	—
Modified Adjusted EBITDA	$48,549	$50,180	$22,517	$30,830

(1)

Includes for the year ended December 31, 2019 a) nonrecurring acquisition related costs of $0.6 million, b) nonrecurring severance expenses of $0.4 million and c) impairment charges for royalty contracts for $1.0 million of expense. Includes for the year ended December 31, 2018 a) nonrecurring costs from the acquisition of Datawatch of $10.4 million, b) gain on the sale of a building of $4.4 million and c) impairment charges for royalty contracts and trade names of $2.8 million of expense. Includes for the years ended December 31, 2018 and 2017, a non-recurring adjustment for a change in estimated legal expenses of $2.0 million of income in each year.

(2)	Represents revenue not recognized under GAAP due to acquisition accounting adjustments associated with the accounting for deferred revenue in significant business combinations.

Free Cash Flow

	Year ended December 31,
(in thousands)	2019	2018	2017	2016
Net cash provided by operating activities	$31,393	$36,230	$16,091	$21,385
Capital expenditures	(9,660)	(6,659)	(7,522)	(9,444)
Free Cash Flow	$21,733	$29,571	$8,569	$11,941

Recurring Software License Rate. A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license, including all term-based subscriptions, maintenance and perpetual license billings from all customers for that period. Our recurring software license rate was 87%, for the year ended December 31, 2019, and 89% for each of the years ended December 31, 2018 and 2017.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2019 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global technology company providing software and cloud solutions in the areas of product design and development, high performance computing, and data analytics. We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

Our simulation-driven approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal management, electromagnetics, system modeling, and embedded systems, while also providing data analytics and true-to-life visualization and rendering. Our high performance computing solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including data analytics, modeling and simulation, and visualization. Our data analytics products include data preparation, data science and visualization solutions that fuel engineering, scientific, and business decisions.

Altair’s software products represent a comprehensive, open architecture solution for simulation, data analytics and cloud computing to empower decision making for improved product development, manufacturing, energy management and exploration, financial services, health care, and retail operations. We believe our products offer a comprehensive set of technologies to design and optimize high performance, efficient, innovative and sustainable products and processes in an increasingly connected world. Our products are categorized by:

•	Design, Modeling & Visualization;
•	Physics Simulation;
•	Data Analytics;
•	High Performance Computing; and
•	Internet of Things, or IoT.

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

Our Primary Business Model

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

Recent Business Developments

Acquisition of Polliwog

In October 2019, the Company entered into a stock purchase agreement and simultaneously acquired 97% of the outstanding capital stock of Polliwog, a software company based near Seoul, Korea. The Company paid cash consideration of $10.7 million and issued 183,815 shares of Class A Common Stock at closing. In addition, the Company is obligated to issue 88,323 shares of its Class A Common Stock on the first anniversary of the closing and 91,908 shares on the second and third anniversaries of the closing, subject to certain employment vesting provisions and subject to potential reduction in certain circumstances. Polliwog is a supplier of Electronic Design Automation software to global electronics industry customers, which will expand Altair’s ability to provide software for system-level design decisions. The Company believes Polliwog’s printed circuit board solvers and verification tools will integrate well with Altair’s existing HyperWorks software solutions.

Acquisition of DEM Solutions Limited

In November 2019, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of DEM Solutions, a company that provides market-leading Discrete Element Method software for bulk material simulation, based in Edinburgh, UK, for aggregate consideration of $13.1 million. The acquisition of DEM Solutions enables Altair to provide new technology and solutions to customers in the agricultural, mining, material handling, construction and heavy machinery, chemical and pharmaceutical industries.

Convertible Senior Notes

In June 2019, we issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the Convertible Notes, in a public offering. The net proceeds from the issuance of the Convertible Notes were $221.9 million after deducting the underwriting discounts and commissions and issuance costs.

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

Integration of recent acquisitions

We believe that our recent acquisitions result in certain benefits, including expanding our portfolio of software and products and enabling us to better serve our customer’s requests for data analytics and simulation technology. However, to realize some of these anticipated benefits, the acquired businesses must be successfully integrated. The success of these acquisitions will depend in part on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of these acquisitions for a variety of reasons.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the year ended December 31, 2019, as compared to the year ended December 31, 2018. To present this information, the results for 2019 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2018. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The net effects of currency fluctuations on our Revenue, Adjusted EBITDA and Billings are reflected in the table below. Amounts in brackets indicate a net adverse effect from currency fluctuations.

(in thousands)	Year ended December 31, 2019
Revenue	$(9,129)
Adjusted EBITDA	$(1,878)
Billings	$(7,795)

Expanded use of our software applications

Our ability to grow our revenue is affected, in part, by the pace at which our customers continue to expand their use of our design, simulation, optimization and analysis applications, and suite of data analytics products and the degree to which prospective customers realize the benefit of using our software applications. To grow our presence within our customers and attract new customers, we devote substantial sales and marketing resources to drive increased adoption across our existing customers and encourage new customers to commence using our software. As a result of this “land and expand” business model, we expect to generate additional revenue from our current and future customer base. To the extent our sales and marketing efforts do not translate into customer retention or expansion, or if we do not allocate those expenses efficiently, our financial performance may be adversely affected. Therefore, our financial performance will depend in part on the degree to which our “land and expand” strategies are successful.

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

Business segments

We have identified two reportable segments: Software and Client Engineering Services:

•

Software —Our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, modeling and visualization tools, data analytics and analysis products, high performance computing, software applications and hardware products, IoT platform and analytics tools as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle.

•

Client Engineering Services —Our client engineering services, or CES, segment provides client engineering services to support our customers with long-term, ongoing expertise. We operate our CES business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments. We employ and pay them only for the duration of the placement.

Our other businesses which do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include our WEYV business, which was terminated in the third quarter of 2019, and potential services and product concepts that are still in their development stages. For additional information about the termination of the WEYV business, see Note 4 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

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

Software

Software revenue is principally comprised of subscription licenses, and to a lesser extent, perpetual licenses and associated maintenance and support fees. Subscriptions are typically governed by contracts with annual terms which include product updates, maintenance and support. We generally recognize software license revenue up front, while maintenance and support revenue is generally recognized over the term of the contract. To a much lesser extent, Software also includes revenue from the sale of hardware products.

Software includes consulting, implementation services and training. Our software related services team is comprised of almost 350 highly technical people globally. We focus on establishing a strong working relationship with the user community allowing us to offer guidance and expertise throughout their product creation process. We generally recognize revenue for software related services as those services are performed.

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

Our CES business generates revenue from placing simulation specialists, industrial designers, design engineers, materials experts, development and test engineers, manufacturing engineers, information technology specialists and data scientists on-site with our customers in businesses operating in the virtual simulation, product design and development, software development, high performance computing and data analytics spaces. We recognize CES revenue based upon hours worked and contractually agreed-upon hourly rates.

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

Cost of revenue

Software

Cost of software revenue consists of expenses related to software licensing, hardware sales and customer support. Significant expenses include employee compensation and related costs for support team members, including salaries, benefits, bonuses and stock-based compensation, as well as travel costs, hardware costs, certain data center and facility costs and royalties for third-party software products available to customers through our products or as part of our APA.

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

Research and development

Research and development expenses consist primarily of employee compensation and related costs associated with our development team, including salaries, benefits, bonuses, professional consulting and development fees, and stock-based compensation expense. Our research and development efforts are focused on enhancing the functionality, breadth and scalability of our software, addressing new use cases, and developing additional innovative technologies. Timely development of new products is essential to maintaining our competitive position, and we release new versions of our software on a regular basis. All software development costs are expensed as incurred as our current software development process is essentially completed concurrent with the establishment of technological feasibility.

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

Income tax expense

Income tax expense is comprised primarily of income taxes related to United States, foreign, and state jurisdictions in which we conduct business. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense (benefit), if any, to vary each reporting period depending upon fluctuations in our quantum and tax jurisdictional mix of income (loss). We have substantial United States net operating loss carryforwards with no expiration period for losses generated 2018 onwards, and tax credit carryforwards which began to expire in 2018. The ability to utilize these tax attributes is highly dependent upon our ability to generate taxable income in the United States in the future.

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, the taxation of the foreign earnings in the U.S. under the Global Intangible Low-Taxed Income, or GILTI, regime, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, stock-based compensation, business combinations, payments to the Company from certain foreign subsidiaries, closure of statute of limitations, settlements of tax audits, and changes in tax laws including United States tax law changes that were enacted in December 2017. A significant amount of our earnings is generated in our EMEA and APAC regions. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates.

As of December 31, 2019 and 2018, we had gross deferred tax assets, or DTAs, of $117.5 million and $93.6 million, respectively, primarily related to net operating loss carryforwards, tax credits, share-based compensation, deferred revenue, and capitalized research and development expenses. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. In connection with our IPO, a significant number of our NSOs were exercised, resulting in a tax deduction for United States income tax purposes. This deduction, in conjunction with other expected deferred tax asset reversals, resulted in our needing to establish a valuation allowance for $47.0 million in 2017 for the United States DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Code if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisition of Datawatch, which are subject to specific limitations on usage. We may also be unable to realize our tax credit carryforwards which began to expire in 2018.

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

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. Previously, we applied the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the Tax Act. As of December 31, 2018, we completed our accounting for the tax effects of the Tax Act; we have not recorded any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of our deferred balances. At December 31, 2017, we originally recorded a provisional amount for its one-time transition tax of $4.2 million, which was substantially offset by available foreign tax credits. During the year ended December 31, 2018, we revised our estimate of the provisional amount of the one-time transition tax. Upon further analyses of certain aspects of the Tax Act and refinement of its calculations, we increased our provisional amount of transition tax by approximately $0.6 million for the year ended December 31, 2018. This resulted in no change to income tax expense due to the impact of foreign tax credits.

The Tax Act subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income, or GILTI, earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the year ended December 31, 2019 due to a full valuation allowance on U.S. net deferred tax assets. In addition, we have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Results of operations

The following table sets forth our results of operations and certain financial data for the years ended December 31, 2019 and 2018:

	Year ended December 31,
(in thousands)	2019	2018
Revenue:
License	$244,321	$207,164
Maintenance and other services	122,381	97,197
Total software	366,702	$304,361
Software related services	34,576	36,945
Total software and related services	401,278	341,306
Client engineering services	48,987	47,852
Other	8,650	7,221
Total revenue	458,915	396,379
Cost of revenue:
License	21,285	16,119
Maintenance and other services	38,401	29,655
Total software	59,686	45,774
Software related services	25,640	26,415
Total software and related services	85,326	72,189
Client engineering services	39,875	38,979
Other	7,398	4,805
Total cost of revenue	132,599	115,973
Gross profit	326,316	280,406
Operating expenses:
Research and development	117,510	97,592
Sales and marketing	106,051	80,277
General and administrative	82,178	79,751
Amortization of intangible assets	14,442	7,739
Other operating income, net	(2,072)	(9,597)
Total operating expenses	318,109	255,762
Operating income (loss)	8,207	24,644
Interest expense	6,371	200
Other (income) expense, net	(1,552)	(2,580)
Income (loss) before income taxes	3,388	27,024
Income tax expense	10,930	11,489
Net (loss) income	$(7,542)	$15,535
Other financial information:
Billings (1)	$475,963	$401,913
Adjusted EBITDA (2)	$39,549	$50,180
Net cash provided by operating activities	$31,393	$36,230
Free cash flow (3)	$21,733	$29,571

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

The following table sets forth our revenue growth on a constant currency basis for the year ended December 31, 2019 compared to the year ended December 31, 2018:

	Year ended December 31,		Change	Constant currency change (1)
(dollars in thousands)	2019	2018	%	%
Revenue:
Software	$366,702	$304,361	20%	23%
Software related services	34,576	36,945	(6%)	(3%)
Total software and related services	401,278	341,306	18%	20%
Client engineering services	48,987	47,852	2%	2%
Other	8,650	7,221	20%	20%
Total revenue	$458,915	$396,379	16%	18%

_____________________________

(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Years ended December 31, 2019 and 2018

Revenue

Total revenue increased by $62.5 million, or 16%, for year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase was primarily attributable to an increase in software revenue.

Software

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Software revenue	$366,702	$304,361	$62,341	20%
As a percent of software segment revenue	91%	89%
As a percent of consolidated revenue	80%	77%

The 20% increase in our software revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily the result of an expansion in the number of units licensed by our existing customers under renewed software license agreements, contributions from recent acquisitions and licensing of units to new customers pursuant to new software license agreements.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Software related services revenue	$34,576	$36,945	$(2,369)	(6%)
As a percent of software segment revenue	9%	11%
As a percent of consolidated revenue	8%	9%

The 6% decrease in our software related services revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This decrease was the result of a decline in revenue from consulting services. On a constant currency basis, our software related services revenue decreased by 3%.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Client engineering services revenue	$48,987	$47,852	$1,135	2%
As a percent of consolidated revenue	11%	12%

The 2% increase in CES revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to an increase in demand for our consulting services. Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions.

Other

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Other revenue	$8,650	$7,221	$1,429	20%
As a percent of consolidated revenue	2%	2%

The 20% increase in other revenue for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was due to increased revenue from toggled, our LED lighting business, driven by increased product unit sales, partially offset by a reduction in unit price and a decline in royalties.

Cost of revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Cost of software revenue	$59,686	$45,774	$13,912	30%
As a percent of software revenue	16%	15%
As a percent of consolidated revenue	13%	12%

Cost of software revenue increased by $13.9 million, or 30%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase in the current year was due to increased employee compensation and related costs of $6.3 million, $4.2 million in hardware costs related to software revenue, $1.0 million in stock-based compensation expense, increased third party royalty costs of $0.7 million for software programs, and $0.3 million in software maintenance.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Cost of software related services revenue	$25,640	$26,415	$(775)	(3%)
As a percent of software related services revenue	74%	71%
As a percent of consolidated revenue	6%	7%

Cost of software related services revenue decreased $0.8 million, or 3%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The decrease was primarily the result of fluctuations in foreign currencies.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Cost of client engineering services revenue	$39,875	$38,979	$896	2%
As a percent of client engineering services segment revenue	81%	81%
As a percent of consolidated revenue	9%	10%

Cost of CES revenue increased by $0.9 million, or 2%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. Employee costs increased in line with increased headcount resulting in the 2% higher cost of CES revenue.

Other

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Cost of other revenue	$7,398	$4,805	$2,593	54%
As a percent of other revenue	86%	67%
As a percent of consolidated revenue	2%	1%
The cost of other revenue increase of $2.6 million, or 54%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018, was primarily due to higher unit sales. Margins for our LED lighting business declined in 2019 as a result of price reductions. We anticipate margins returning to more typical levels in 2020 due to manufacturing cost reductions in 2019.

Gross profit

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Gross profit	$326,316	$280,406	$45,910	16%
As a percent of consolidated revenue	71%	71%

Gross profit increased by $45.9 million, or 16%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase in gross profit was primarily attributable to the growth of our software revenue of $62.3 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Research and development	$117,510	$97,592	$19,918	20%
As a percent of consolidated revenue	26%	25%

Research and development expenses increased by $19.9 million, or 20%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily attributable to higher employee costs of $12.0 million resulting from an increase in our headcount, primarily due to acquisitions, and annual compensation adjustments. In addition, there was an increase in outsourced development fees of $3.3 million as a result of acquisitions, an increase in stock-based compensation expense of $2.2 million and an increase in software maintenance expense of $1.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Sales and marketing	$106,051	$80,277	$25,774	32%
As a percent of consolidated revenue	23%	20%

Sales and marketing expenses increased by $25.8 million, or 32%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily attributable to higher employee costs of $18.0 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions. Travel and trade show related expense increased $3.2 million and sales and marketing campaigns to support our direct sales force increased $0.8 million. In addition, stock-based compensation expense, consulting fees and software maintenance expense increased by $1.3 million, $0.6 million and $0.5 million, respectively.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
General and administrative	$82,178	$79,751	$2,427	3%
As a percent of consolidated revenue	18%	20%

General and administrative expenses increased by $2.4 million, or 3%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily attributable to higher employee costs of $3.7 million resulting from annual compensation adjustments and an increase in our headcount, primarily due to acquisitions, higher facility costs of $1.9 million, higher stock-based compensation expense of $0.6 million, and higher software maintenance expense of $1.0 million, partially offset by a decrease in professional fees of $6.8 million which were elevated in 2018 due to the acquisition of Datawatch.

Amortization of intangible assets

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Amortization of intangible assets	$14,442	$7,739	$6,703	87%
As a percent of consolidated revenue	3%	2%

Amortization of intangible assets increased by $6.7 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This was attributable to an increase in the amortization of developed technology and customer relationships in the current year as a result of 2019 and 2018 acquisitions.

Other operating income, net

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Other operating income, net	$(2,072)	$(9,597)	$(7,525)	(78%)
As a percent of consolidated revenue	(—%)	(2%)

Other operating income, net decreased $7.5 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The prior year period includes a gain on the sale of a building for $4.4 million, a non-recurring adjustment for a change in estimated legal expenses of $2.0 million of income and impairment of trade names for $0.6 million expense as a result of rebranding certain products.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Interest expense	$6,371	$200	$6,171	NM
As a percent of consolidated revenue	1%	—%

Interest expense increased $6.2 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in interest expense was a result of the $5.6 million amortization of debt discount and issuance costs and $0.3 million of interest expense related to the Convertible Senior Notes and $0.2 million of increased interest expense due to increased borrowings under the line of credit during the year ended December 31, 2019.

Other income, net

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Other income, net	$(1,552)	$(2,580)	$(1,028)	(40%)
As a percent of consolidated revenue	—%	(1%)

Other income, net decreased by $1.0 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This decrease was due to fluctuations in the United States dollar relative to other functional currencies during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Income tax expense

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Income tax expense	$10,930	$11,489	$(559)	(5%)

The effective tax rate was 323% and 43% for the year ended December 31, 2019 and 2018, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2019 as compared to 2018, primarily related to a United States pre-tax loss of $14.6 million for the year ended December 31, 2019, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax income of $4.2 million for the year ended December 31, 2018, for which tax expense was not recognized due to the valuation allowance. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations.

Offsetting the impact to the tax expense and the effective tax rate for December 31, 2019, was a reversal of reserve adjustments recorded for uncertain tax positions of $1.1 million.

For information regarding the comparison of results of operations for the years ended December 31, 2018 and 2017, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA and Modified Adjusted EBITDA as performance measures and Free Cash Flow as a liquidity measure. See Part II, Item 6, Selected Financial Data for information regarding the limitations of using non-GAAP financial measure and for reconciliations of these non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP.

Our Billings were as follows:

	Year ended December 31,		2018 to 2019 Change
(in thousands, except percentages)	2019	2018	%
Billings	$475,963	$401,913	18%

Billings increased by $74.1 million, or 18%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase in Billings was attributable to a 24% increase in Software segment billings. On a constant currency basis, billings increased $81.8 million or 20% for the year ended December 31, 2019.

Our Adjusted EBITDA was as follows:

	Year ended December 31,		2018 to 2019 Change
(in thousands, except percentages)	2019	2018	%
Adjusted EBITDA	$39,549	$50,180	(21%)

Adjusted EBITDA decreased by $10.6 million, or 21%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This decrease in Adjusted EBITDA was primarily attributable to the increased employee costs from acquired companies in addition to strategic hiring within our global sales organization. Further impacting Adjusted EBITDA is the revenue not recognized under GAAP due to acquisition accounting adjustments associated with accounting for deferred revenue in significant business combinations amounting to $9.0 million in 2019.

Our Modified Adjusted EBITDA was as follows:

	Year ended December 31,		2018 to 2019 Change
(in thousands, except percentages)	2019	2018	%
Modified Adjusted EBITDA	$48,549	$50,180	(3%)

Our Free Cash Flow was as follows:

	Year ended December 31,		2018 to 2019 Change
(in thousands, except percentages)	2019	2018	%
Net cash provided by operating activities	$31,393	$36,230	(13%)
Free Cash Flow	$21,733	$29,571	(27%)

Free Cash Flow decreased by $7.8 million, or 27%, for the year ended December 31, 2019, as compared to year ended December 31, 2018. This decrease in Free Cash Flow was attributable to a decrease in net cash from operating activities of $4.8 million in 2019 as a result of net changes to our working capital position, primarily related to the acceleration in the timing of funding payroll in the United States, and an increase in capital spending of $3.0 million in the year ended December 31, 2019.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services and net proceeds from our convertible debt offering, as well as periodic draws on our credit facilities, when needed. We believe that funds generated from operations, with cash and cash equivalents and the amounts available to us to borrow under our credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

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

As of December 31, 2019, we had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of our properties and assets, and the properties and assets of our domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). Our direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2019 Amended Credit Agreement. In addition, the 2019 Amended Credit Agreement contains financial covenants which require, as of the end of each fiscal quarter, the maintenance of a minimum Interest Coverage Ratio of 3.0 to 1.0 a maximum Senior Secured Leverage Ratio of 3.0 to 1.0 and a maximum net Leverage Ratio of 5.0 to 1.0, as such terms are defined in the 2019 Amended Credit Agreement. At December 31, 2019, we were in compliance with all financial covenants. For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Cash flows

As of December 31, 2019 and 2018, respectively, we had an aggregate of cash and cash equivalents of $223.1 million and $35.3 million, which we held for working capital purposes, acquisitions, and capital expenditures. At December 31, 2019 and 2018, respectively, $180.5 million and $3.1 million of this aggregate amount was held in the United States and $35.1 million and $28.9 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

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

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2019	2018 (1)	2017 (1)
Net cash provided by operating activities	$31,393	$36,230	$16,091
Net cash used in investing activities	(35,839)	(206,210)	(24,851)
Net cash provided by financing activities	191,916	167,530	29,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	342	(1,443)	1,641
Net increase (decrease) in cash, cash equivalents and restricted cash	$187,812	$(3,893)	$22,439

_____________________________

(1)

For information regarding a comparison of net cash provided/used in operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2019 was $31.4 million, which reflects a decrease of $4.8 million compared to the year ended December 31, 2018. This decrease was the result of changes to our working capital position for the year ended December 31, 2019, primarily related to the acceleration in the timing of funding payroll in the United States, as compared to the year ended December 31, 2018.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2019 was $35.8 million, which reflects a decrease of $170.4 million compared to the year ended December 31, 2018. This decrease was primarily the result of a decrease in cash payments for business acquisitions in the year ended December 31, 2019, offset by cash received from the sale of a building in the year ended December 31, 2018.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2019 was $191.9 million, which reflects an increase in cash provided of $24.4 million compared with the year ended December 31, 2018. For the year ended December 31, 2019, we received aggregate proceeds of $223.1 million from our Convertible Notes offering, net of underwriters’ discounts and commissions and expenses, and we had net cash payments on our revolving commitment of $31.0 million. For the year ended December 31, 2018, we received aggregate proceeds of $135.6 million from our follow-on public offering, net of underwriters’ discounts and commissions, and we had net cash borrowings on our revolving commitment of $31.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.3 million for the year ended December 31, 2019, compared to an adverse effect of exchange rates changes on cash, cash equivalents and restricted cash of $1.4 million for the year ended December 31, 2018.

Commitments and contractual obligations

Our principal commitments and contractual obligations at December 31, 2019 consist of our Convertible Notes due in 2024, obligations under operating leases for our office facilities and other debt obligations. The following summarizes our non-cancelable contractual obligations as of December 31, 2019:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$230,000	$—	$—	$230,000	$—
Aggregate interest obligations (1)	$2,540	575	1,150	815	—
Operating lease obligations	$32,858	10,444	13,945	5,414	3,055
Royalties	$865	455	410	—	—
Finance lease obligations	$1,141	462	617	62	—
Other long-term liabilities	$2,987	1,786	1,201	—	—
Total	$270,391	$13,722	$17,323	$236,291	$3,055

_________________________________________

(1)	Represents estimated aggregate interest obligations for our outstanding convertible senior notes that are payable in cash.

The table does not include contractual obligations associated with our pension and post-retirement benefit plans. As of December 31, 2019, we had recognized a net benefit liability of $11.0 million. For additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years, see Note 16 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table also does not include liabilities associated with uncertain tax positions due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, see Note 14 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-balance sheet arrangements

Through December 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheet as accounts receivable, net and other accrued expenses and current liabilities. These amounts are reported on a net basis in the consolidated statements of operations and do not impact reported revenues or expenses. Certain hardware revenue is included within software revenue and is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to end customers.

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

Acquisitions

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the fair value of purchase consideration of acquired businesses to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

We determine the estimated fair values using information available to us and engage independent third-party valuation specialists when necessary. We generally use an income approach to determine the fair value of intangible assets acquired. Estimating fair values can be complex and subject to significant business judgment. Critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, expenses to operate the acquired business, and discount rates. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, these estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

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

Market Risk and Interest Rate Risk

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

As of December 31, 2019 and 2018, we had cash, cash equivalents and restricted cash of $223.5 million and $35.7 million, respectively, consisting primarily of bank deposits and money market funds. As of December 31, 2019 and 2018, we had no borrowings outstanding under our credit agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2019. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of Polliwog Co. Ltd. and DEM Solutions Limited, which are included in our December 31, 2019 consolidated financial statements and constituted 2% and 5% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2019, and 0% of revenues for the year then ended. We have excluded all current year acquisitions from our annual assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The results of management’s assessment have been reviewed with the Audit Committee.

The effectiveness of our internal control over financial reporting at December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation of Previously Reported Material Weakness

The material weakness over the income tax process that was previously reported in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, was remediated during our fiscal year ended December 31, 2019, and we determined that we maintained effective internal controls over our income tax process as of December 31, 2019.

Management took significant steps to remediate the control deficiencies that led to the material weakness. Our efforts consisted primarily of strengthening our tax organization and re-designing a suite of controls related to the components of our income tax process, including the tax accounting over acquisitions and routine and non-routine transactions. The key remediation actions taken included:

•	Re-designing our management review controls and enhancing the precision of review around the key income tax areas; and
•	Demonstrating operating effectiveness of our management review controls over income taxes.

(c) Changes in Internal Control Over Financial Reporting

Other than those described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, or Proxy Statement, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents Filed as Part of This Annual Report on Form 10-K:
(1)	Financial Statements: The following consolidated financial statements and reports of the independent registered account firm are filed as part of this report:

(2)	Financial Statement Schedule: The following financial statement schedule is filed as part of this report and should be read in conjunction with the consolidated financial statements.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

	Balance at beginning of year	Additions	Deductions	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2019	$1,150	$671	$(406)	$1,415
Year ended December 31, 2018	$798	$394	$(42)	$1,150
Year ended December 31, 2017	$565	$610	$(377)	$798

Schedules not listed above have been omitted because they are not applicable, are not required or the information required to be set forth therein in included in the consolidated financial statements or notes thereto.

(3)	Exhibits: The exhibits listed in the accompanying Exhibit Index immediately following the financial statements are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
(b)	Exhibits: See Item 15(a)(3) as set forth above.
(c)	Financial Statement Schedules: See Item 15(a)(2) as set forth above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair Engineering Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers, and incremental costs to acquire contracts with customers effective January 1, 2018, using the modified retrospective approach.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Software Revenue Recognition

Description of the Matter

As described in Note 3, the Company’s software contracts with customers typically include a promise to transfer licenses and services to a customer.  Judgement is required to allocate the transaction price to each of these performance obligations.  The Company’s determination of standalone selling price for performance obligations is based on the midpoint of the range of historical observable prices for goods and services sold separately. In addition, the Company estimates the standalone selling price for certain performance obligations where observable prices are not directly available or a significant portion of historical prices are not within the range. The Company estimates the standalone selling price for each performance obligation at contract inception considering all information that is reasonably available and is based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer.

Auditing the Company’s estimate of the standalone selling prices in software contracts was challenging and complex due to the Company’s wide range of observable prices from goods or services sold separately and the estimation used for certain performance obligations where observable prices are not available.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's process and controls to establish and monitor the relative standalone selling price for each distinct performance obligation in software contracts.

To test the estimated standalone selling prices, our audit procedures included, among others, evaluating the assumptions used by the Company to determine the standalone selling price for each distinct performance obligation in software contracts. For example, we evaluated the methodology used to determine the standalone selling price by testing a historical analysis prepared by the Company and practices observed in the industry. We also tested the data used in the analysis and recalculated the standalone selling prices.

Business Combination
Description of the Matter

As described in Note 4, the Company completed the acquisition of Polliwog Co. Ltd and DEM Solutions Limited for aggregate consideration of $33.2 million. Each transaction was accounted for as a business combination.

The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the underlying assumptions regarding future performance of the acquired business and the limited historical data on which to base these assumptions.  The significant assumptions used to estimate the value of the identified intangible assets include valuation methods selected, discount rates, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, and operating expenses as a percentage of revenue).

Auditing the Company's accounting for the acquisition of Polliwog and DEM Solutions was complex due to the significant estimation required in determining the fair value of the identified intangibles, which primarily consisted of developed technology of $4.1 million and customer relationships of $3.6 million.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including management’s evaluation of underlying assumptions (e.g., revenue growth rates, operating expenses and as a percentage of revenue). In addition, we tested controls over management’s review of specialist valuation calculation, the review includes validating the discount rates selected and methods used.

To test the estimated fair value of the identified intangible assets, our audit procedures included, evaluating the Company's selection of valuation methodology and testing the significant assumptions used in the model. We involved our valuation specialists to assist with our evaluation of the methodology and discount rates used by the Company and significant assumptions included in the fair value estimates.  We performed procedures to test the assumptions in the forecasted data which is used in the model. For example, we compared revenue growth rates to historical results of the acquired business, to third party market data, to peer companies with in the same industry and to other acquisitions completed by the Company in the past. We compared operating expenses as a percentage of revenue to historical results of the acquired company, and to other acquisitions completed by the Company in the past.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Detroit, Michigan
March 2, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on Internal Control over Financial Reporting

We have audited Altair Engineering Inc. and subsidiaries internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Altair Engineering Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Polliwog Co. Ltd. and DEM Solutions Limited, which are included in the December 31, 2019 consolidated financial statements of the Company and constituted 2% and 5% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2019 and 0% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated March 2, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

March 2, 2020

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$223,117	$35,345
Accounts receivable, net	104,984	96,803
Income tax receivable	7,264	4,431
Prepaid expenses and other current assets	17,092	17,455
Total current assets	352,457	154,034
Property and equipment, net	36,297	30,153
Operating lease right of use assets	28,134	—
Goodwill	233,683	210,532
Other intangible assets, net	67,075	69,836
Deferred tax assets	5,791	5,354
Other long-term assets	19,708	17,288
TOTAL ASSETS	$743,145	$487,197
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$430	$331
Accounts payable	8,585	8,357
Accrued compensation and benefits	30,676	31,740
Current portion of operating lease liabilities	9,141	—
Other accrued expenses and current liabilities	28,603	27,039
Deferred revenue	75,431	59,765
Total current liabilities	152,866	127,232
Long-term debt, net of current portion	178,238	31,417
Operating lease liabilities, net of current portion	20,174	—
Deferred revenue, non-current	8,136	6,754
Other long-term liabilities	26,672	25,756
TOTAL LIABILITIES	386,086	191,159
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 41,271 and 38,349 shares as of December 31, 2019 and 2018, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 31,131 and 32,171 shares as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	446,633	379,832
Accumulated deficit	(82,405)	(74,863)
Accumulated other comprehensive loss	(9,528)	(11,290)
TOTAL STOCKHOLDERS’ EQUITY	354,707	293,686
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$743,145	$487,197

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017 (1)
Revenue
License	$244,321	$207,164
Maintenance and other services	122,381	97,197
Total software	366,702	304,361	$244,817
Software related services	34,576	36,945	35,397
Total software and related services	401,278	341,306	280,214
Client engineering services	48,987	47,852	46,510
Other	8,650	7,221	6,609
Total revenue	458,915	396,379	333,333
Cost of revenue
License	21,285	16,119
Maintenance and other services	38,401	29,655
Total software	59,686	45,774	36,360
Software related services	25,640	26,415	26,888
Total software and related services	85,326	72,189	63,248
Client engineering services	39,875	38,979	38,131
Other	7,398	4,805	5,212
Total cost of revenue	132,599	115,973	106,591
Gross profit	326,316	280,406	226,742
Operating expenses
Research and development	117,510	97,592	93,234
Sales and marketing	106,051	80,277	79,958
General and administrative	82,178	79,751	87,979
Amortization of intangible assets	14,442	7,739	5,448
Other operating income	(2,072)	(9,597)	(6,620)
Total operating expenses	318,109	255,762	259,999
Operating income (loss)	8,207	24,644	(33,257)
Interest expense	6,371	200	2,160
Other (income) expense, net	(1,552)	(2,580)	994
Income (loss) before income taxes	3,388	27,024	(36,411)
Income tax expense	10,930	11,489	65,530
Net (loss) income	$(7,542)	$15,535	$(101,941)
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.11)	$0.23	$(1.94)
Net (loss) income per share attributable to common stockholders, diluted	$(0.11)	$0.21	$(1.94)
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	71,544	67,468	52,466
Weighted average number of shares used in computing net (loss) income per share, diluted	71,544	74,878	52,466

__________________________________

(1)

The year ended December 31, 2017 has been reported under ASC 605 and has not been adjusted under the modified retrospective approach of ASC 606. See Note 3 – Revenue from contracts with customers for the effect of the adoption of ASC 606 on the Company’s consolidated financial statements.

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2019	2018	2017
Net (loss) income	$(7,542)	$15,535	$(101,941)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	1,895	(5,449)	2,351
Retirement related benefit plans (net of tax effect of $(16), $318 and $0, respectively)	(133)	(769)	(159)
Total other comprehensive (loss) income	1,762	(6,218)	2,192
Comprehensive (loss) income	$(5,780)	$9,317	$(99,749)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated	Total Altair Engineering
	Common stock				Additional		other	Inc.	Non-	Total
(in thousands)	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’	controlling	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)	interest	equity (deficit)
Balance at January 1, 2017	8,900	$1	41,204	$4	$39,688	$(66,201)	$(7,264)	$(33,772)	$10	$(33,762)
Net loss	—	—	—	—	—	(101,941)	—	(101,941)	—	(101,941)
Initial public offering, net of issuance costs of $4,830	13,800	1	(2,200)	—	114,437	—	—	114,438	—	114,438
Shares converted upon Delaware incorporation	2,496	—	(2,496)	—	—	—	—	—	—	—
2001 ISO Plan modification	—	—	—	—	66,510	—	—	66,510	—	66,510
Issuance of common stock for acquisitions	988	—	—	—	8,712	—	—	8,712	—	8,712
Purchase of noncontrolling interests	—	—	—	—	(19)	—	—	(19)	(10)	(29)
Amortization of mezzanine equity	—	—	—	—	(8)	—	—	(8)	—	(8)
Exercise of stock options	541	—	—	—	1,792	—	—	1,792	—	1,792
Stock-based compensation	—	—	—	—	1,044	—	—	1,044	—	1,044
Foreign currency translation, net of tax	—	—	—	—	—	—	2,351	2,351	—	2,351
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(159)	(159)	—	(159)
Balance at December 31, 2017	26,725	2	36,508	4	232,156	(168,142)	(5,072)	58,948	—	58,948
Cumulative effect of an accounting change	—	—	—	—	—	77,744	—	77,744	—	77,744
Net income	—	—	—	—	—	15,535	—	15,535	—	15,535
Follow-on public offering, net of offering costs of $370	5,731	1	(1,675)	(1)	135,201	—	—	135,201	—	135,201
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)	—	(96)
Issuance of common stock for acquisitions	145	—	—	—	8,681	—	—	8,681	—	8,681
Exercise of stock options	3,086	1	—	—	2,076	—	—	2,077	—	2,077
Conversion from Class B to Class A common stock	2,662	—	(2,662)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,814	—	—	1,814	—	1,814
Foreign currency translation, net of tax	—	—	—	—	—	—	(5,449)	(5,449)	—	(5,449)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(769)	(769)	—	(769)
Balance at December 31, 2018	38,349	4	32,171	3	379,832	(74,863)	(11,290)	293,686	—	293,686
Net loss	—	—	—	—	—	(7,542)	—	(7,542)	—	(7,542)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	50,009	—	—	50,009	—	50,009
Issuance of common stock for acquisitions	250	—	—	—	7,637	—	—	7,637	—	7,637
Exercise of stock options and other	1,571	—	—	—	1,510	—	—	1,510	—	1,510
Vesting of restricted stock	61		—	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,040	—	(1,040)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,645	—	—	7,645	—	7,645
Foreign currency translation, net of tax	—	—	—	—	—	—	1,895	1,895	—	1,895
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(133)	(133)	—	(133)
Balance at December 31, 2019	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707	$—	$354,707

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018	2017
OPERATING ACTIVITIES:
Net (loss) income	$(7,542)	$15,535	$(101,941)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	21,522	14,734	11,747
Provision for bad debt	671	394	610
Amortization of debt discount and issuance costs	5,663	23	148
Stock-based compensation expense	8,528	3,339	47,281
Loss (gain) on sale of assets held for sale and other	6	(4,503)	(244)
Impairment of intangible assets	—	608	—
Deferred income taxes	(950)	(1,057)	55,105
Other, net	—	(206)	394
Changes in assets and liabilities:
Accounts receivable	(7,901)	(1,394)	(10,397)
Prepaid expenses and other current assets	(2,396)	204	1,559
Other long-term assets	(2,591)	(1,660)	(11,288)
Accounts payable	(426)	1,647	(1,087)
Accrued compensation and benefits	(1,232)	5,678	2,060
Other accrued expenses and current liabilities	513	(6,667)	6,207
Operating lease right of use assets and liabilities, net	102	—	—
Deferred revenue	17,426	9,555	15,937
Net cash provided by operating activities	31,393	36,230	16,091
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(25,720)	(203,438)	(15,582)
Capital expenditures	(9,660)	(6,659)	(7,522)
Proceeds from sale of assets held for sale and other	—	6,614	446
Payments for acquisition of developed technology	(473)	(2,727)	(2,120)
Other investing activities, net	14	—	(73)
Net cash used in investing activities	(35,839)	(206,210)	(24,851)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of underwriters' discounts and commissions	223,101	—	—
Proceeds from issuance of Class A common stock in follow-on public offering, net of underwriters' discounts and commissions	—	135,572	—
Borrowings under revolving commitment	96,992	37,041	126,832
Payments on revolving commitment	(127,941)	(6,091)	(154,187)
Proceeds from issuance of common stock	1,510	2,077	1,792
Payments for issuance costs of convertible senior notes	(1,233)	—	—
Payments for follow-on public offering and IPO offering costs	—	(556)	(4,644)
Principal payments on long-term debt	—	(126)	(59,869)
Payments for redemption of common stock	—	(119)	(1,045)
Proceeds from issuance of Class A common stock in initial public offering, net of underwriters' commissions	—	—	119,268
Proceeds from issuance of debt	—	—	1,541
Other financing activities	(513)	(268)	(130)
Net cash provided by financing activities	191,916	167,530	29,558
Effect of exchange rate changes on cash, cash equivalents and restricted cash	342	(1,443)	1,641
Net increase (decrease) in cash, cash equivalents and restricted cash	187,812	(3,893)	22,439
Cash, cash equivalents and restricted cash at beginning of year	35,685	39,578	17,139
Cash, cash equivalents and restricted cash at end of period	$223,497	$35,685	$39,578
Supplemental disclosures of cash flow:
Interest paid	$664	$223	$2,092
Income taxes paid	$7,686	$6,735	$5,893
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$7,637	$8,681	$8,712
Promissory notes issued and deferred payment obligations for acquisitions	$497	$1,729	$12,352
Finance leases	$632	$895	$124
Property and equipment in accounts payable, other accrued expenses and current liabilities, and other liabilities	$259	$330	$582
Issuance of common stock with put rights	$—	$—	$2,352
Initial public offering costs in accounts payable	$—	$—	$186

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

Altair Engineering Inc. (“Altair” or the “Company”) incorporated in the state of Michigan in 1985 and became a Delaware corporation in October 2017. The Company is a global technology company providing software and cloud solutions in the areas of product design and development, high performance computing and data analytics. Altair enables organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future. The Company is based in Troy, Michigan.

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

Altair’s software products represent a comprehensive, open architecture solution for simulation, data analytics and cloud computing to empower decision making for improved product development, manufacturing, energy management and exploration, financial services, health care, and retail operations. Altair believes its products offer a comprehensive set of technologies to design and optimize high performance, efficient, innovative and sustainable products and processes in an increasingly connected world.

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

2. Summary of significant accounting policies

Immaterial corrections of prior period financial statements

In connection with the preparation of its financial statements for the quarter ended June 30, 2019, the Company identified and corrected certain errors that were immaterial to previously-reported consolidated financial statements. No such adjustments are necessary for the year ended December 31, 2019, nor does the Company anticipate any further adjustments based on these errors. These historical errors related primarily to i) the cumulative effective adjustment for the income tax effect of intercompany transactions resulting from the adoption of Accounting Standards Codification (“ASC”) No. 606, Revenue from Contracts with Customers (ASC 606) on January 1, 2018, and ii) income tax accounting for acquisitions. The Company evaluated the materiality of these errors both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, and determined the effect of these corrections was not material to the previously issued financial statements. However, the effect of correcting these errors in the current period would be material to the current period financial statements. Therefore, the amounts in the previous periods have been revised to reflect the correction of these errors. These revisions do not impact amounts previously reported in the consolidated statements of operations for the three months ended March 31, 2019 and 2018, the three and six months ended June 30, 2018, the three and nine months ended September 30, 2018, or for total operating, investing, or financing activities on the consolidated statements of cash flows for any previously reported period.

The following table presents the effect of the error corrections on the Company’s consolidated balance sheet for the period indicated (in thousands):
	As of December 31, 2018
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

The adjustments for amounts similar to the above were also made to the Company’s consolidated balance sheets as of March 31, 2018, June 30, 2018, September 30, 2018, and March 31, 2019, respectively. Additionally, the Company revised goodwill, total assets, and total liabilities, mezzanine equity and stockholders’ equity on the consolidated balance sheet as of December 31, 2017 and 2016, to correct these errors, resulting in a decrease of $1.6 million and $0.9 million, respectively, from the previously reported amounts. The consolidated statements of changes in stockholders’ equity (deficit) for the three month periods ended March 31, 2018 and 2019 have been corrected to reflect the adjustments described herein.

The following tables present the effect of the error corrections on the consolidated statements of operations for the periods indicated (in thousands, except per share data):

	Year Ended December 31, 2018
	As Reported	Adjustments	As Corrected
Income before income taxes	$27,024	$—	$27,024
Income tax expense	$13,309	$(1,820)	$11,489
Net income	$13,715	$1,820	$15,535
Net income per share attributable to common stockholders, basic	$0.20	$0.03	$0.23
Net income per share attributable to common stockholders, diluted	$0.18	$0.03	$0.21

	Year Ended December 31, 2017
	As Reported	Adjustments	As Corrected
Loss before income taxes	$(36,411)	$—	$(36,411)
Income tax expense	$62,996	$2,534	$65,530
Net loss	$(99,407)	$(2,534)	$(101,941)
Net loss per share attributable to common stockholders, basic	$(1.89)	$(0.05)	$(1.94)
Net loss per share attributable to common stockholders, diluted	$(1.89)	$(0.05)	$(1.94)

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

Reclassifications

Certain prior period amounts included in the 2018 consolidated balance sheet has been reclassified to conform to the current year presentation. Specifically, in the 2018 consolidated balance sheet Inventory, net has been combined with Prepaid expenses and other current assets and Obligations for acquisition of businesses has been combined with Other accrued expenses and current liabilities.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, the incremental borrowing rate used in the valuation of lease liabilities, fair value of convertible senior notes, provision for doubtful accounts, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, retirement obligations, useful lives of intangible assets, revenue for fixed price contracts, valuation of common stock, and stock-based compensation. Actual results could differ from those estimates.

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

Software

Software revenue includes product revenue from software product licensing arrangements, related services consisting of software maintenance and support in the form of post-contract customer support (PCS or maintenance) and professional services such as consulting and training services. To a much lesser extent, software revenue also includes revenue from the sale of hardware products, primarily as a result of business acquisitions.

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

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheet as accounts receivable, net and other accrued expenses and current liabilities. These amounts are reported on a net basis in the consolidated statements of operations and do not impact reported revenues or expenses. Certain hardware revenue is included within software revenue and is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to end customers.

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

Other

Other revenue includes product revenue from the sale of LED products primarily for the replacement of fluorescent tubes. Revenue from the sale of LED products for the replacement of fluorescent tubes is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to resellers or to end customers. Sales returns, which reduce revenue, are estimated using historical experience.

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

Restricted cash is included in other long-term assets on the consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the consolidated balance sheets that sum to the total of the amounts reported in the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$223,117	$35,345
Restricted cash included in other long-term assets	380	340
Total cash, cash equivalents, and restricted cash	$223,497	$35,685

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable, trade	$100,461	$93,073
Contract assets	4,523	3,730
Accounts receivable, net	$104,984	$96,803

An allowance for doubtful accounts is recorded when amounts are determined to be uncollectible based on specific identification of customer circumstances, age of the receivable and other available information. Accounts are written off when it becomes apparent that such amounts will not be collected. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of an allowance for doubtful accounts of $1.4 million and $1.2 million at December 31, 2019 and 2018, respectively. Activity in the allowance for doubtful accounts was as follows (in thousands):

	For the year ended December 31,
	2019	2018	2017
Balance, beginning of year	$(1,150)	$(798)	$(565)
Provision charged to expense	(671)	(394)	(610)
Write-offs, net of recoveries	413	3	414
Effects of foreign currency translation	(7)	39	(37)
Balance, end of year	$(1,415)	$(1,150)	$(798)

Concentrations of credit risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The risk with respect to trade receivables is partially mitigated by the diversity, both by geography and by industry, of the Company’s customer base. The Company’s accounts receivable is derived from sales to a large number of direct customers and resellers around the world. Sales to customers within the automotive industry accounted for approximately 40%, 45%, and 50% of the Company’s 2019, 2018 and 2017 revenue, respectively, with no other industry representing more than 10% of revenue. No individual customer accounted for 10% or more of revenue in the years ended December 31, 2019, 2018 or 2017.

Inventory

Inventory consist of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products. Inventory was $2.4 million and $2.0 million at December 31, 2019 and 2018, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted future cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and third-party independent appraisals. No impairment losses were recognized in 2019, 2018, or 2017.

Goodwill and other indefinite-lived intangible assets

Goodwill represents the excess of the consideration transferred for an acquired entity over the estimated fair values of the net tangible assets and the identifiable assets acquired. As described in Note 4—Acquisitions and disposals, the Company has recorded goodwill in connection with certain acquisitions. Goodwill and other indefinite-lived intangible assets are not amortized, but rather are reviewed for impairment annually or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

The Company has determined that there is one reporting unit with goodwill subject to goodwill impairment testing. An entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount prior to performing the quantitative two-step impairment test.

The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount prior to performing the quantitative two-step impairment test. The qualitative assessment evaluates various events and circumstances, such as macro-economic conditions, industry and market conditions, cost factors, relevant events and financial trends that may impact a reporting unit’s fair value. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform the two-step goodwill impairment test.

The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The Company performs its annual impairment review of goodwill in the fourth quarter of each year and when a triggering event occurs between annual impairment dates. For 2018, the Company performed a quantitative assessment of goodwill and determined that the fair value of the reporting unit exceeded its carrying amount, as such, step two does not need to be performed. Accordingly, the Company determined that its goodwill was not impaired. For 2019, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of its reporting unit with goodwill was less than the carrying amounts. Accordingly, the Company determined that its goodwill was not impaired.

The Company performs its annual impairment review of indefinite-lived intangibles in the fourth quarter of each year and when a triggering event occurs between annual reporting dates. In 2019, the Company performed a qualitative assessment of indefinite-lived trade names and determined there was no indication of impairment. Accordingly, no impairment charges were recognized in 2019. During the quarter ended September 30, 2018, the Company performed a test of indefinite-lived trade names. This test was triggered by the Company’s decision during the quarter to rename and rebrand certain products in the Software segment. Upon completion of the impairment test, the Company recorded an impairment charge of $0.6 million which is included in other operating income for the year ended December 31, 2018.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward for three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of December 31, 2019, the Company had approximately $12.1 million receivable from the French government related to CIR, of which $2.5 million is recorded in income tax receivable and the remaining $9.6 million is recorded in other long-term assets. As of December 31, 2018, the Company had approximately $11.7 million receivable from the French government related to CIR, of which $2.6 million was recorded in income tax receivable and the remaining $9.1 million was recorded in other long-term assets. CIR is subject to customary audit by the French tax authorities.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of salaries and benefits of research and development employees and costs incurred related to the development of new software products and significant enhancements and engineering changes to existing software products. Research and development expenses were $117.5 million, $97.6 million, and $93.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $4.5 million, $4.4 million and $3.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Classification of the instrument shall remain as mezzanine equity until one of the following three events take place; 1) shares are sold on open market; 2) a redemption feature lapses; or 3) there is a modification of the terms of the instrument. As none of these events have taken place as of December 31, 2019, the classification remains as mezzanine equity.

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

Employee stock-based awards, which consisted of stock options with repurchase features that allowed them to be settled in cash at a purchase price that was less than the current fair value, were considered liability-based awards. These awards were initially recorded at fair value and remeasured to fair value at the end of each reporting period until settled. During 2017, the Company changed its accounting policy to measure the fair value of its liability awards using the Black-Scholes option pricing model as a result of the Company no longer meeting the definition of a non-public entity. The impact of the change in accounting policy was immaterial to the financial statements. Upon IPO effectiveness later in 2017, the repurchase feature was terminated and resulted in a modification of the option awards and these options were accounted for as equity awards post the Company’s IPO.

Other income, net

Other income, net consists of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Foreign exchange loss (gain)	$745	$(626)	$1,254
Other	(2,297)	(1,954)	(260)
Other (income) expense, net	$(1,552)	$(2,580)	$994

Recent accounting guidance

Accounting standards adopted

Leases —In February 2016, the Financial Accounting Standard Board, or “FASB”, issued Accounting Standards Update, or “ASU”, No. 2016-02, Leases (ASC 842). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use (ROU) asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The Company adopted ASU 2016-02 and its related amendments, on January 1, 2019 and elected the optional transition method and the package of practical expedients on adoption. Accordingly, the prior period comparative information has not been restated and continues to be reported under the accounting guidance in effect for those periods, including the disclosure requirements. The most significant impact of the adoption of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet. On adoption, the Company recognized operating liabilities associated with leases of $30.1 million and corresponding ROU assets of $29.1 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See Note 8 – Leases for further discussion. The Company’s accounting for finance leases (previously referred to as capital leases prior to the adoption of ASC 842) remained substantially unchanged. The standard had no impact on the Company’s consolidated net income or cash flows.

Goodwill Impairment —In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies accounting for goodwill impairments by eliminating step two from the goodwill impairment test. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim and annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this guidance on October 1, 2019, and it did not have a material effect on the Company’s consolidated financial statements.

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

Stock Compensation – In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this guidance on January 1, 2019, and it did not have a material effect on the Company’s consolidated financial statements.

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

Income Taxes – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and improves consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020; early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

3. Revenue from contracts with customers

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

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheet as Accounts receivable, net and Other accrued expenses and current liabilities. These amounts are reported on a net basis in the Consolidated statements of operations and do not impact reported revenues or expenses. Certain hardware revenue is included within software revenue and is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to end customers.

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

The Company’s contracts do not include a significant financing component requiring adjustment to the transaction price. Payment terms vary by contract type, however, arrangements typically stipulate a requirement for the customer to pay within 30 to 60 days.

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

Adoption of ASC 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective approach for all contracts not completed as of the date of adoption. Results for reporting periods beginning on or after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605, and other industry specific guidance. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the transfer of promised goods or services to a customer in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 requires an entity to evaluate revenue recognition by identifying a contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Topic 606 also includes Subtopic 340-40 which provides accounting guidance for incremental costs of obtaining a contract with a customer. The Company refers to Topic 606 and Subtopic 340-40 collectively as “ASC 606.” The Company elected not to apply any of the practical expedients which were allowed in the application of this new guidance.

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

The following table presents the effect of the adoption of ASC 606 on the consolidated statement of operations (in thousands):

	Year Ended December 31, 2018
	Prior to adoption of ASC 606	Adjustments for ASC 606	As Reported
Revenue
Licenses	$195,847	$11,317	$207,164
Gross profit	$269,089	$11,317	$280,406
Operating expenses
Sales and marketing	$80,613	$(336)	$80,277
Total operating expenses	$256,098	$(336)	$255,762
Operating income	$12,991	$11,653	$24,644
Income before income taxes	$15,371	$11,653	$27,024
Income tax expense	$10,829	$660	$11,489
Net income	$4,542	$10,993	$15,535
Income per share:
Basic	$0.07	$0.16	$0.23
Diluted	$0.06	$0.15	$0.21

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

The Company recorded $82.9 million of deferred revenue to accumulated deficit upon the adoption of ASC 606 on January 1, 2018. The adoption of ASC 606 accelerated the recognition of revenues compared to ASC 605. Under ASC 605, the Company did not have vendor-specific objective evidence (“VSOE”) of fair value for post-contract customer support (“PCS”) sold along with software products licenses; therefore, revenues for the software products licenses (including perpetual licenses), PCS and professional services, if applicable, were considered to be one accounting unit and, once all services have commenced, were recognized ratably over the remaining period of the arrangement (the longer of the contractual service term or PCS term). Under ASC 606, the concept of assessing VSOE has been eliminated and the Company determined standalone selling price and allocated transaction price associated with each performance obligation within an arrangement. As a result, the pattern of software license revenue recognition has changed under ASC

606. Software license revenue was typically recognized ratably over the term of the contract under the previous guidance; however, a majority of the contract is recognized upon the later of delivery of the licensed product or the beginning of the license period under ASC 606.

The adoption of ASC 606 had no impact on the Company’s cash flows from operations.

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Year Ended December 31,
	2019 (ASC 606)	2018 (ASC 606)	2017 (ASC 605) (1)
Software revenue:
Term licenses	$201,881	$168,909
Perpetual licenses	42,440	38,255
Maintenance	103,699	86,150
Professional services and other	18,682	11,047
Total software revenue	$366,702	$304,361	$244,817
(1)	As noted above, prior period amounts have not been adjusted under the modified retrospective approach of ASC 606.

Under ASC 606, the Company derived approximately 10% of its total revenue through indirect sales channels for the year ended December 31, 2019 and 2018.

For the year ended December 31, 2019, software related services revenue, client engineering services revenue, and other revenue were categorized based on the nature and timing of revenue and cash flows.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of December 31, 2019 and 2018, respectively, capitalized costs to obtain a contract were $2.3 million and $2.0 million recorded in Prepaid and other current assets and $0.8 million and $0.2 million recorded in Other long-term assets. Amortization expense was $4.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively, and were included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At December 31, 2019 and 2018, contract assets were $4.5 million and $3.7 million, respectively, recorded in accounts receivable, and $2.7 million and $2.7 million, respectively, recorded in prepaid expenses and other current assets.

Deferred revenue

Deferred revenue consists of billings made or payments received in advance of revenue recognition from software license, PCS and professional services agreements. The timing of revenue recognition may differ from the timing of billings to customers. Payment terms vary by the type and location of customer and the products or services offered. The term between invoicing and when payment is due is not significant. The Company generally invoices its customers annually for the forthcoming year of software licenses, and more frequently for other products and services. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multiple year non-cancellable contracts that have not yet been billed. At December 31, 2019, the Company expects to recognize its remaining contractual obligations over the next 12 – 24 months. Approximately $57.8 million of revenue was recognized during 2019 was included in the deferred revenue balances at the beginning of the year.

4. Acquisitions and disposals

Polliwog

In October 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) and simultaneously acquired 97% of the outstanding capital stock of Polliwog Co. Ltd. (“Polliwog”), a software company based near Seoul, Korea. The Company will pay an additional $0.3 million in cash and issue an additional 14,213 shares of its Class A Common Stock in October 2022, subject to a Second Stock Purchase Agreement, to complete the purchase of the remaining three percent of Polliwog’s outstanding capital stock. Polliwog is a supplier of Electronic Design Automation software to the global electronics industry, which will expand Altair’s ability to provide software for system-level design decisions. The Company believes Polliwog’s printed circuit board solvers and verification tools will integrate well with Altair’s existing HyperWorks software solutions.

The closing consideration per the Stock Purchase Agreement of $19.3 million consisted of cash in the amount of $10.7 million, subject to a customary working capital adjustment, $2.2 million of cash paid on the day of closing to settle all of Polliwog’s outstanding debt and an aggregate of 199,360 shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “SPA Stock Consideration”),  183,815 shares of which were issued at closing (which occurred concurrently with the execution of the Stock Purchase Agreement) and are subject to customary securities law restrictions on transferability for the first six months after the closing. The remaining 15,545 shares  of the SPA Stock Consideration will be issuable in installments of 88,323 shares on the first anniversary of the closing and 91,908 shares on the second and third year anniversaries of the closing, subject to potential reduction in certain circumstances and subject to customary securities law restrictions on transferability. In addition, per the Stock Purchase Agreement, 256,594 shares of Class A Common Stock will be issued subject to the continuing employment of certain key employees and are not reflected in aggregate consideration but will be recognized as stock-based compensation over the employment period. The closing consideration per the Second Stock Purchase Agreement of $0.8 million consists of $0.3 million in cash and an additional 14,213 shares of the Company’s Class A Common Stock to be issued in October 2022.

The purchase price was allocated to assets and liabilities of Polliwog based on the fair value of the assets acquired and liabilities assumed. The allocation included $2.9 million to land and building, $0.5 million to customer relationships, $0.5 million to tradenames, $0.4 million to developed technology, and $15.4 million to goodwill, which is not tax deductible. The financial results of Polliwog have been included in the consolidated financial statements since the acquisition date.

The allocation of fair value of purchase consideration is subject to change within the measurement period (up to one year from the acquisition date). The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill.

DEM Solutions Limited

In November 2019, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of DEM Solutions Limited (“DEM Solutions”), a company that provides market-leading Discrete Element Method software for bulk material simulation, based in Edinburgh, UK, for aggregate consideration of $13.1 million. The acquisition of DEM Solutions enables Altair to provide new technology and solutions to customers in the agricultural, mining, material handling, construction and heavy machinery, chemical and pharmaceutical industries.

The purchase price was allocated to assets and liabilities of DEM Solutions based on the fair value of the assets acquired and liabilities assumed. The purchase price fair value was primarily allocated to $3.7 million to developed technology, $3.1 million to customer relationships, $0.6 million to tradenames and $5.6 million to goodwill, which is not tax deductible. The financial results of DEM Solutions have been included in the consolidated financial statements since the acquisition date.

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

The acquisition of Datawatch has been accounted for as a business combination, under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair values as of December 13, 2018, the acquisition date. As of the acquisition date, goodwill is measured as the excess of consideration transferred, which is also generally measured at fair value of the net acquisition date fair values of the assets acquired and liabilities assumed. The allocation of fair value of purchase consideration was finalized in 2019.

The following table summarizes the purchase consideration transferred to acquire Datawatch and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

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

The excess of preliminary purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill.

SIMSOLID Corporation

In October 2018, the Company acquired all of the outstanding capital stock of SIMSOLID Corporation, a Canadian corporation, for aggregate consideration of $22.1 million. The allocation of fair value of purchase consideration was finalized in the first quarter of 2019, and there were no changes to the fair value of assets acquired and liabilities assumed, as previously reported.

Other business acquisitions

During the years ended December 31, 2019 and 2018, the Company completed other business acquisitions that were individually and in the aggregate insignificant. The Company has accounted for all of its acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition.

For significant acquisitions the Company engaged a third-party valuation firm to assist the Company in valuing certain assets and liabilities acquired.

WEYV

In July 2019, the Company decided to sunset operations of its WEYV business, a consumer music and content service. The Company concluded that this decision was not a strategic shift that has or will have a major effect on its operations and financial results, and therefore did not meet the accounting criteria to be classified as a discontinued operation.

The operations of WEYV terminated in the third quarter of 2019. The loss on disposal was not material, and is included in other operating income in the consolidated statement of operations. WEYV had a loss before income tax of $3.0 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively. The WEYV business is reported in All Other within the Company’s segment information in Note 19.

5. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated	December 31,
	useful lives	2019	2018
Land	Indefinite	$9,942	$7,994
Building and improvements	5-39 years	15,512	13,120
Computer equipment and software	3-5 years	37,361	34,582
Office furniture and equipment	5-15 years	8,029	7,958
Leasehold improvements	(1)	9,014	6,926
Right of use assets under finance leases	(1)	2,745	—
Total property and equipment		82,603	70,580
Less: accumulated depreciation and amortization		46,306	40,427
Property and equipment, net		$36,297	$30,153

(1)	Shorter of lease term or estimated useful life, generally ranging from five to ten years.

The Company allocated $1.9 million to land and $1.0 million to building and improvements in connection with the acquisition of Polliwog in October 2019, as described in Note 4 – Acquisitions and disposals.

In August 2018, the Company consummated the sale of the building that was used as the headquarters for its toggled subsidiary. The building was previously recorded as a held for sale asset and had a book value of $2.1 million as of June 30, 2018. In connection with the sale of the building, the Company entered into a three-year lease back of part of the building, primarily for continued use as a distribution center for toggled’s operational needs. The Company recognized a gain of $4.4 million which is included in other operating income for the year ended December 31, 2018.

Depreciation expense, including amortization of ROU assets under finance leases, was $7.1 million, $7.0 million and $6.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, are as follows (in thousands):

Balance at December 31, 2017	$62,706
Acquisitions	152,630
Effects of foreign currency translation and other	(4,804)
Balance at December 31, 2018	210,532
Acquisitions	21,922
Effects of foreign currency translation and other	1,229
Balance at December 31, 2019	$233,683

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	December 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$60,916	$25,838	$35,078
Customer relationships	7-10 years	32,582	11,575	21,007
Other intangibles	10 years	111	62	49
Total definite-lived intangible assets		93,609	37,475	56,134
Indefinite-lived intangible assets:
Trade names		10,941		10,941
Total other intangible assets		$104,550	$37,475	$67,075

	December 31, 2018
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$54,530	$15,517	$39,013
Customer relationships	7-10 years	28,422	7,309	21,113
Other intangibles	10 years	109	56	53
Total definite-lived intangible assets		83,061	22,882	60,179
Indefinite-lived intangible assets:
Trade names		9,657		9,657
Total other intangible assets		$92,718	$22,882	$69,836

Amortization expense related to amortizing intangible assets was $14.4 million, $7.7 million and $5.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense for the next five years as of December 31, 2019 is as follows (in thousands):

Year ending
December 31, 2020	$15,004
December 31, 2021	$12,664
December 31, 2022	$9,466
December 31, 2023	$8,276
December 31, 2024	$6,490
Thereafter	$4,234
Total	$56,134

7. Debt

The carrying value of debt is as follows (in thousands):

	December 31,
	2019	2018
Convertible senior notes	$230,000	$—
Revolving credit facility	—	30,950
Obligations for finance leases	1,174	813
Other borrowings	—	75
Total debt	231,174	31,838
Less: unamortized debt discount	46,820	—
Less: unamortized debt issuance costs	5,686	90
Less: current portion of long-term debt	430	331
Long-term debt, net of current portion	$178,238	$31,417

Convertible senior notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "Convertible Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the Convertible Notes, in a public offering. The net proceeds from the issuance of the Convertible Notes were $221.9 million after deducting the underwriting discounts and commissions and issuance costs.

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

During the quarter ended December 31, 2019, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2019.

As of December 31, 2019, the “if converted value” did not exceed the principal amount of the Convertible Notes since the closing sales price of the Company’s common stock was less than the conversion price of the Convertible Notes.

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

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

December 31,
2019
Principal	$230,000
Less: unamortized debt discount	46,820
Less: unamortized debt issuance costs	5,686
Net carrying amount	$177,494

The net carrying value of the equity component of the Convertible Notes was as follows (in thousands):

December 31,
2019
Proceeds allocated to the conversion option (debt discount)	$51,842
Less: issuance costs	1,833
Net carrying amount	$50,009

The interest expense related to the Convertible Notes was as follows (in thousands):

For the Year Ended December 31,
2019
Contractual interest expense	$313
Amortization of debt issuance cost and discount	5,635
Total	$5,948

Credit agreement

Revolving credit facility

The Company has a $150.0 million credit agreement that was amended on June 5, 2019, to permit the issuance of the Convertible Notes and extend the maturity date of the credit facility to December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement provides for an accordion feature that allows the Company to expand the size of the revolving line of credit by an additional $50.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2019 Amended Credit Agreement).

As of December 31, 2019, the Company had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

Borrowings under the 2019 Amended Credit Agreement bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day plus 1/2 of 1.00% or (3) the Adjusted LIBO Rate (as defined in the 2019 Amended Credit Agreement) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted LIBO Rate. The applicable margin for borrowings under the 2019 Amended Credit Agreement is based on the Company’s most recently tested consolidated total net leverage ratio and will vary from (a) in the case of Eurodollar loans, 1.25% to 2.00%, and (b) in the case of ABR loans or swingline loans, 0.25% to 1.00%. The Company pays a commitment fee ranging from 0.15% to 0.30% on the unused portion of the 2019 Amended Credit Agreement. The weighted average interest rate on borrowings under the 2019 Amended Credit Agreement was 3.6% for the year ended December 31, 2019.

Collateral and guarantees

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of the Company’s properties and assets, and the properties and assets of the Company’s domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). The Company’s direct and indirect domestic subsidiaries are guarantors of all the obligations under the 2019 Amended Credit Agreement.

Debt covenants

The 2019 Amended Credit Agreement requires the Company to maintain the following financial covenants:

•

Maximum Net Leverage Ratio : On the last day of each fiscal quarter, the Company on a consolidated basis will not permit the ratio of total indebtedness (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date to be greater than 5.00 to 1.00 as of the last day of each fiscal quarter.

•

Senior Secured Leverage Ratio : On the last day of each fiscal quarter, the Company on a consolidated basis will not permit the ratio of total indebtedness secured by a lien (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date to be greater than 3.00 to 1.00 as of the last day of each fiscal quarter.

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

At December 31, 2019, the Company was in compliance with all of the above financial covenants.

Other

The Company has available overdraft and line of credit facilities in several countries in which it operates. These credit facilities are with various domestic and international banks and are at quoted market rates. At both December 31, 2019 and 2018, the Company had $3.5 million of availability under these facilities and there were no outstanding commitments.

8. Leases

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

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 7.9 years, some of which include one or more options to renew, with renewal terms up to six years and some of which include options to terminate the leases within the next four years.

The components of lease cost were as follows (in thousands):

For the Year Ended December 31,
2019
Operating lease cost	$13,287

Finance lease cost:
Amortization of ROU assets	$525
Interest on lease liabilities	21
Total finance lease cost	$546

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $11.8 million, $11.0 million and $9.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Supplemental balance sheet information related to lease liabilities at December 31, 2019, was as follows:

(in thousands, except lease term and discount rate)
Operating leases:
Operating lease ROU assets	$28,134

Current portion of operating lease liabilities	$9,141
Operating lease liabilities, net of current portion	20,174
Total operating lease liabilities	$29,315

Weighted average remaining lease term	4.2
Weighted average discount rate	5.6%

Finance leases:
Property and equipment	$2,745
Accumulated depreciation	(1,447)
Property and equipment, net	$1,298

Current portion of long-term debt	$430
Long-term debt, net of current portion	744
Total finance lease liabilities	$1,174

Weighted average remaining lease term	2.7
Weighted average discount rate	3.5%

Supplemental cash flow information related to leases for the year ended December 31, 2019, was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(11,355)
Operating cash flows from finance leases	$(46)
Financing cash flows from finance leases	$(438)

ROU assets obtained in exchange for lease obligations:
Operating leases	$11,251
Finance leases	$632

Maturities of operating lease liabilities at December 31, 2019, were as follows (in thousands):

Year ending December 31,
2020	$10,444
2021	8,177
2022	5,768
2023	3,684
2024	1,730
Thereafter	3,055
Total lease payments	32,858
Less: imputed interest	3,543
Total operating lease liabilities	$29,315

Total obligations for finance leases, previously referred to as capital leases prior to the adoption of Topic 842 on January 1, 2019, were $0.8 million at December 31, 2018.

9. Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	December 31,
	2019	2018
Income taxes payable	$6,008	$3,932
Accrued VAT	5,312	4,536
Accrued professional fees	2,581	3,165
Accrued royalties	2,314	2,613
Defined contribution plan liabilities	1,593	1,376
Obligations for acquisition of businesses	1,362	1,218
Non-income tax liabilities	1,253	853
Billings in excess of cost	879	1,504
Other current liabilities	7,301	7,842
Total	$28,603	$27,039

The following table provides the details of other long-term liabilities (in thousands):

	December 31,
	2019	2018
Pension and other post retirement liabilities	$10,379	$9,111
Deferred tax liabilities	6,275	5,339
Other liabilities	10,018	11,306
Total	$26,672	$25,756

10. Fair value measurements

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. At December 31, 2019, the fair value of the Convertible Notes was $236.1 million, and is presented for required disclosure purposes only. For further information on the Convertible Notes see Note 7. – Debt.

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

Interest rate swaps

Interest rate exposures are reviewed periodically, and the Company may enter into interest rate swap agreements to manage its exposure. The Company’s exposure to interest rate risk arises primarily from changes in the LIBOR rate. The Company will hold these derivatives for economic purposes but does not designate these derivatives to obtain hedge accounting treatment. As such, gains or losses on these contracts (including contracts that do not qualify for hedge accounting under ASC 815), are reported in earnings immediately as Other (income) expense, net. These contracts limit exposure to changes in interest payments associated with variable rate debt. However, as the change in the fair value of the interest rate swaps is impacted by both realized and unrealized gains and losses on the contracts, the amount recognized in earnings may not offset the changes in the variability of interest expense during a given period.

As of December 31, 2019, the Company had no interest rate swaps outstanding. As of December 31, 2018, the Company had an interest rate swap outstanding with a $4.5 million notional value which matured on December 23, 2019.

Foreign currency derivatives

The Company sells its products (and incurs costs) in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. Foreign currency exposures are reviewed on a periodic basis and any natural offsets are considered prior to entering into a derivative financial instrument. The Company could enter into foreign exchange contracts to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows after considering natural offsets within the consolidated group. The Company will hold these derivatives for economic purposes but does not designate these derivatives to obtain hedge accounting treatment. As such, gains or losses on these contracts (including contracts that do not qualify for hedge accounting under ASC 815), are reported in earnings immediately and are substantially offset by the effect of the revaluation of the underlying foreign currency denominated transactions. There were no foreign exchange contracts outstanding at December 31, 2019 or 2018.

Credit-risk-related contingent features

The Company has entered into International Swaps and Derivatives Association (“ISDA”) agreements with its significant derivative counterparty. These agreements provide bilateral netting and offsetting of accounts that are in a liability position with those that are in an asset position. These agreements do not require the Company to maintain a minimum credit rating in order to be in compliance and do not contain any margin call provisions or collateral requirements that could be triggered by derivative instruments in a net liability position. The Company did not have any outstanding derivative instruments at December 31, 2019.

12. Stockholders’ equity

Preferred stock

As of December 31, 2019, the Company had authorized 45,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common stock

As of December 31, 2019, the Company had authorized 513,796,572 shares of Class A common stock, par value $0.0001, and 41,203,428 shares of Class B common stock, par value $0.0001. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

The holders of Class A and Class B common stock are entitled to dividends at the sole discretion of the Board of Directors. No common stock dividends were declared or paid in 2019, 2018, or 2017.

13. Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 3,557,436 stock options with an exercise price of $.000025 remain outstanding at December 31, 2019. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	4,337,856	$0.000025	18.0	$119.6
Exercised	(780,420)	$0.000025
Forfeited	—	$—
Outstanding and exercisable at December 31, 2019	3,557,436	$0.000025	17.0	$127.8

The total intrinsic value of the NSO Plan stock options exercised during the years ended December 31, 2019, 2018 and 2017, was $28.8 million, $68.4 million and $0.4 million, respectively.

Incentive and nonqualified stock-based plan

Also, in 2001, the Company established the Incentive and Nonqualified Stock-based Plan (“ISO Plan”) which was terminated in 2011 and was authorized to issue nonqualified stock options (“NQSO”) and incentive stock options (“ISO”) totaling 11,153,872 shares of Class A common stock. The NQSO grants could be issued at less than the fair market value at date of grant under the terms of the ISO Plan, while ISO grants were issued at a price equal to or greater than the fair market value at date of grant. Options generally vest over a two to three-year period. All options have a contractual term of ten years from the date of grant. At December 31, 2019 and 2018, there were 103,000 and 532,220 options outstanding, respectively, under the ISO Plan.

As a result of the Company’s IPO in the fourth quarter 2017, the call feature terminated which resulted in the $66.5 million liability valued immediately prior to the IPO associated with the Company’s Class A redeemable common shares and with the stock options outstanding under the 2001 ISO and NQSO Plan to be reclassified to equity as of December 31, 2017 in accordance with ASC 718.

The following table summarizes the stock option activity under the 2001 Stock-based compensation plans for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	532,220	$0.65	1.4	$14.3
Exercised	(429,220)	$0.66
Forfeited	—	$—
Outstanding and exercisable at December 31, 2019	103,000	$0.64	1.0	$3.6

The total intrinsic value of the ISO Plan stock options exercised during the years ended December 31, 2019, 2018 and 2017, was $14.4 million, $5.2 million, and $25.6 million, respectively.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Compensation expense related to the 2012 Plan was $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	1,541,165	$4.12	6.9	$36.2
Granted	—	$—
Exercised	(348,376)	$3.73
Forfeited	(8,972)	$4.64
Outstanding at December 31, 2019	1,183,817	$4.23	6.1
Exercisable at December 31, 2019	893,349	$3.96	5.7	$37.5

The total intrinsic value of the 2012 Plan stock options exercised during the year ended December 31, 2019, was $11.2 million.  Total compensation cost related to nonvested awards not yet recognized as of December 31, 2019 totaled $0.4 million and is expected to be recognized over a weighted average period of 1.1 years.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2019	206,061
Granted	694,690
Vested	(60,388)
Forfeited	(59,062)
Outstanding at December 31, 2019	781,301

The weighted average grant date fair value of the RSUs was $37.23 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2019, totaled $22.9 million, and is expected to be recognized over a weighted average period of 3.3 years. The fair value of RSUs that vested during the year ended December 31, 2019, was $2.2 million.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2019	—	$—	—	—
Granted	20,000	$38.11
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2019	20,000	$38.11	9.2
Exercisable at December 31, 2019	—

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

The fair values of the Company’s stock options granted during the year ended December 31, 2019 and 2017, were estimated using the following assumptions:

	2019 grants	2017 grants
Weighted average grant date fair value per share	$38.11	$1.86 - $1.94
Expected volatility	42%	34%
Expected term (in years)	6.25	5.75-6.25
Risk-free interest rate	1.80%	2.02%
Expected dividend yield	0%	0%

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•	Expected Term. The Company used the simplified method to determine the expected term.
•	Risk-Free Interest Rate. The Company based the risk-free interest rate on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected term of the option.
•

Expected Volatility. As the Company does not have an extensive trading history for its common stock, the expected volatility was derived using the historical volatility of the returns of comparable publicly traded companies combined with the brief trading history of the Company’s common stock.

The Company did not grant any stock options during the year ended December 31, 2018.

Other

In connection with the acquisition of Polliwog, per the Stock Purchase Agreement, 256,594 shares of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment. The shares will be issued on the one-, two- and three-year anniversaries of the closing, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration.

The estimated post combination expense to the Company as a result of the business combination was approximately $8.7 million which will be recognized on a straight-line basis over the remaining employment period that was stipulated in the Stock Purchase Agreement. The weighted average remaining service period is 2.8 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes approximately $0.7 million expense related to these shares for the year ended December 31, 2019.

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

The estimated post combination expense to the Company as a result of the business combination was approximately $3.4 million which will be recognized on a straight-line basis over the remaining service period that was stipulated in each holder’s original RSU agreement. The weighted average remaining service period is 0.6 years. Once the vesting conditions of the service period are met, Altair will cash-settle the Replacement Awards. The liability related to the Datawatch RSUs as of December 31, 2019 and 2018, was $0.5 million and $0.6 million, respectively, and is recorded in other accrued expenses and current liabilities.

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

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Cost of revenue-software	$1,069	$31	$350
Research and development	2,917	740	12,540
Sales and marketing	2,250	910	7,693
General and administrative	2,292	1,658	26,698
Total stock-based compensation expense	$8,528	$3,339	$47,281

14. Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
U.S.	$(14,732)	$4,228	$(49,761)
Non-U.S.	18,120	22,796	13,350
	$3,388	$27,024	$(36,411)

The significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Current
U.S. Federal	$—	$2	$—
Non-U.S.	11,434	12,629	10,290
U.S. State and Local	446	(16)	135
Total current	11,880	12,615	10,425
Deferred
U.S. Federal	193	1,714	54,130
Non-U.S.	(1,143)	(2,823)	1,228
U.S. State and Local	-	(17)	(253)
Total deferred	(950)	(1,126)	55,105
Income tax expense	$10,930	$11,489	$65,530

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate to income tax expense is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21%	21%	35%
Income taxes at U.S. federal statutory rate	$711	$5,675	$(12,744)
Foreign income taxes at rates other than the federal statutory rate	1,247	2,179	373
U.S. state and local income taxes, net of U.S. federal tax benefit	(6,836)	(3,453)	(155)
U.S. Tax Cut and Jobs Act: transition tax, net of foreign tax credits	—	—	4,187
U.S. effect of foreign operations	8,609	—	—
Change in valuation allowance	18,138	21,544	49,859
Foreign withholding taxes	5,975	5,103	4,181
U.S. foreign tax credit	(7,059)	(5,648)	(4,154)
Research and development tax credit	(2,600)	(2,819)	(2,999)
Stock-based compensation	(4,574)	(14,964)	10,871
Meals & entertainment	246	181	358
Other	(1,068)	1,206	(59)
Uncertain tax positions	(1,859)	903	446
Acquisition costs	—	503	—
Tax law changes	—	1,079	15,366
Income tax expense	$10,930	$11,489	$65,530

The Tax Cuts and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Company applied the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the Tax Act. At December 31, 2018, the Company had completed its accounting for the tax effects of the Tax Act; the Company did not record any adjustments to the provisional amounts recorded at December 31, 2017 related to the remeasurement of its deferred balances. At December 31, 2017, the Company originally recorded a provisional amount for its one-time transition tax of $4.2 million, which was substantially offset by available foreign tax credits. During the year ended December 31, 2018, the Company revised its estimate of the provisional amount of the one-time transition tax. Upon further analyses of certain aspects of the Tax Act and refinement of its calculations, the Company increased its provisional amount of transition tax by approximately $0.6 million for the year ended December 31, 2018. This resulted in no change to income tax expense due to the impact of foreign tax credits.

The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the year ended December 31, 2019 due to a full valuation allowance on U.S. net deferred tax assets. In addition, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Deferred income tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. The approximate tax effect of each type of temporary difference, and operating losses and tax credit carryforwards that give rise to a significant portion of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$11,408	$1,962
Net operating loss carryforwards	38,745	38,179
Tax credit carryforwards	38,981	31,600
Stock-based compensation	6,480	6,858
Capitalized research and development	7,162	8,266
Lease obligation	7,579	—
Employee benefits	5,189	4,756
Other	1,968	1,999
Total gross deferred tax assets	117,512	93,620
Less: valuation allowances	(84,356)	(78,155)
Net deferred tax assets (1)	33,156	15,465
Deferred tax liabilities:
Property and equipment and intangibles	13,588	13,966
Deferred tax on investment in subsidiary	474	329
Lease right of use asset	7,247	—
Convertible debt, net of issuance costs	10,899	—
Other	1,432	1,154
Total deferred tax liabilities	33,640	15,449
Total net deferred tax (liabilities) assets	$(484)	$16

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

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

In certain tax jurisdictions, the Company’s analysis indicates that it has cumulative losses in recent years. This is considered significant negative evidence, which is objective and verifiable and, therefore, difficult to overcome. However, the cumulative loss position is not solely determinative and, accordingly, the Company considers all other available positive and negative evidence in its analysis. Based on its analysis, the Company has recorded a valuation allowance for the portion of deferred tax assets where based on the weight of available evidence it is unlikely to realize those deferred tax assets.

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

The following table summarizes the changes to the valuation allowance balance at December 31, 2019, 2018 and 2017 (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$78,155	$56,761	$4,153
Additions charged to expense	18,138	21,544	49,859
Other	(11,937)	(150)	2,749
Ending balance	$84,356	$78,155	$56,761

The tax benefit in Other for 2019 of $11.9 million is related to the issuance of convertible debt, net of issuance costs. The tax benefit in Other for 2018 of $0.2 million is related to a tax benefit from the adoption of ASC 606 of $12.6 million, and the tax benefit recorded in other comprehensive income of $0.2 million, offset by deferred tax expense recorded for business combinations of $12.6 million.

The following table summarizes the amount and expiration dates of operating loss and tax credit carryforwards at December 31, 2019 (in thousands):

	Expiration dates	Amounts
U.S. general business credits and loss carryforwards	2020-Indefinite	$56,073
Foreign loss carryforwards	Indefinite	9,182
U.S. foreign tax credits	2027	12,471
Total operating loss and tax credit carryforwards		$77,726

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Unrecognized tax benefits—January 1	$17,097	$6,157	$5,604
Increase in unrecognized tax benefits as a result of:
Additions for tax positions of current period	(203)	234	634
Additions for tax positions of prior periods	642	10,866	—
Reductions for tax positions of prior periods	(1,834)	(100)	(81)
Reductions due to statute of limitations	(162)	(60)	—
Unrecognized tax benefits—December 31	$15,540	$17,097	$6,157

At December 31, 2019, the Company had $8.2 million of gross unrecognized tax benefits that if recognized would affect the effective tax rate. The Company expects a reduction over the next 12 months in the gross unrecognized tax benefits of approximately $0.4 million which if recognized would impact the effective tax rate during 2020.

The Company operates globally but considers its more significant tax jurisdictions to include the United States, India, Germany, Japan, and China. India has tax years open for examination from 2008 through 2018. All other significant jurisdictions have open tax years from 2014 through 2018.

The Company records interest and penalties with respect to unrecognized tax benefits as a component of the provision for income taxes. For the years ended December 31, 2019 and 2018, accrued interest and penalties related to unrecognized tax benefits were insignificant.

15. (Loss) income per share

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

	Year ended December 31,
	2019	2018	2017
Numerator:
Net (loss) income	$(7,542)	$15,535	$(101,941)
Denominator:
Denominator for basic (loss) income per share— weighted average shares	71,544	67,468	52,466
Effect of dilutive securities, stock options and RSUs	—	7,410	—
Denominator for dilutive (loss) income per share	71,544	74,878	52,466
Net (loss) income per share attributable to common stockholders, basic	$(0.11)	$0.23	$(1.94)
Net (loss) income per share attributable to common stockholders, diluted	$(0.11)	$0.21	$(1.94)

The computation of diluted (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the year or due to a net loss in the year. For the year ended December 31, 2019, there were 5.7 million potentially anti-dilutive shares, which were excluded from the computation of (loss) income per share. For the year ended December 31, 2018, there were no anti-dilutive shares, which were excluded from the computation of (loss) income per share. For the year ended December 31, 2017, there were 10.2 million potentially anti-dilutive shares, which were excluded from the computation of (loss) income per share.

The Company expects to settle the principal amount of the Convertible Notes (as defined in Note 7 in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option (as defined in Note 7) on diluted net (loss) income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the year ended December 31, 2019, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

16. Retirement benefits

The Company sponsors a 401(k)-profit sharing plan (the “Plan”) for all eligible U.S. employees. This Plan allows eligible employees to contribute up to 80% of their compensation to the Plan. The Company makes discretionary matching contributions to the Plan provided the employee is employed on the last day of the year. Such discretionary contributions vest ratably over five years of service. The Company’s contributions to the Plan were $1.6 million, $1.3 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company also participates in government-mandated retirement and/or termination indemnity plans, benefiting certain non-U.S. employees. Termination benefits are generally lump sum payments based upon an individual’s years of credited service and annual salary at retirement. These plans are generally unfunded, and employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The amount of net benefit cost recorded in the consolidated statements of operations for these plans was $1.8 million, $1.2 million and $1.2 million in 2019, 2018 and 2017, respectively. The amount of benefits paid under these plans was $0.4 million, $0.4 million and $0.2 million in 2019, 2018 and 2017, respectively. The accumulated benefit obligation, unlike the projected benefit obligation, does not reflect expected benefit increases from future salary levels, and was $6.8 million and $6.0 million at December 31, 2019 and 2018, respectively, under these plans. The projected benefit obligation, net of plan assets of $0.9 million, was $11.0 million and $9.6 million at December 31, 2019 and 2018, respectively.

A summary of the components of the pension benefits obligation recorded in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2019	2018
Accrued compensation and benefits	$596	$513
Other long-term liabilities	10,379	9,111
	$10,975	$9,624

The estimated future benefit payments, which reflect expected future service, that are expected to be paid for each of the next five years are as follows (in thousands):

Year ending
December 31, 2020	$617
December 31, 2021	$292
December 31, 2022	$347
December 31, 2023	$519
December 31, 2024	$431
Next five years	$2,991

17. Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at December 31, 2016	$(5,725)	$(1,539)	$(7,264)
Other comprehensive income (loss) before reclassification	2,351	(213)	2,138
Amounts reclassified from accumulated other comprehensive loss	—	54	54
Tax effects	—	—	—
Other comprehensive income (loss)	2,351	(159)	2,192
Balance at December 31, 2017	(3,374)	(1,698)	(5,072)
Other comprehensive income (loss) before reclassification	(5,449)	90	(5,359)
Amounts reclassified from accumulated other comprehensive loss	—	(1,177)	(1,177)
Tax effects	—	318	318
Other comprehensive income (loss)	(5,449)	(769)	(6,218)
Balance at December 31, 2018	(8,823)	(2,467)	(11,290)
Other comprehensive income (loss) before reclassification	1,895	62	1,957
Amounts reclassified from accumulated other comprehensive loss	—	(179)	(179)
Tax effects	—	(16)	(16)
Other comprehensive income (loss)	1,895	(133)	1,762
Balance at December 31, 2019	$(6,928)	$(2,600)	$(9,528)

18. Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax, penalties and interest in the amount of $6.5 million related to the acquisition of Panopticon AB by Datawatch, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were transferred from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. An Administrative Court hearing was held on May 16, 2019. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal, or the Court of Appeals, in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. In late September 2019, the Company submitted its filing in response to the STA appeal with the Court of Appeals. On October 10, 2019, the STA filed an answer to the Company’s defrayment, and on January 31, 2020, the Company filed a second submission to the Court. The Court of Appeals held a hearing regarding this matter on February 20, 2020. The Company continues to contest the assessment through the appeals process and no rulings have been issued by the Court of Appeals relative to the claims of the STA and the Company’s response as of this point. The Company has determined that these events do not cause a change in the assessment of uncertain tax positions.

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

On January 10, 2020, OFAC issued a Cautionary Letter to the Company stating that it had completed its investigation of the potential violation of U.S. export control laws by the Company and concluded that no criminal or administrative prosecution or fines were warranted and closed the matter.

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

Royalty agreements

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell or use the technology in the Company’s products. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees were $10.6 million, $9.7 million, and $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are reported in Cost of revenue—software and Cost of revenue—other.

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

The Client Engineering Services reportable segment provides support to its customers with long-term ongoing product design and development expertise in its market segments of Solvers & Optimization, Modeling & Visualization, Industrial and Concept Design, and high performance computing. The Company hires simulation specialists, industrial designers, design engineers, materials experts, development and test specialists, manufacturing engineers and information technology specialists for placement at customer sites for specific customer-directed assignments.

The “All other” represents innovative services and products, including toggled ®, the Company’s LED lighting business. toggled® is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include the Company’s WEYV business, which was terminated in the third quarter of 2019, and potential services and product concepts that are still in their development stages. See Note 4 – Acquisitions and disposals for further information about the termination of the WEYV business.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore no asset information is provided for reportable segments. The accounting policies of the segments are the same as those described in Note 2—Summary of significant accounting policies.

The following tables are in thousands:

Year ended December 31, 2019	Software	CES	All other	Total
Revenue	$401,278	$48,987	$8,650	$458,915
Adjusted EBITDA	$38,834	$5,255	$(4,540)	$39,549

Year ended December 31, 2018	Software	CES	All other	Total
Revenue	$341,306	$47,852	$7,221	$396,379
Adjusted EBITDA	$48,643	$5,155	$(3,618)	$50,180

Year ended December 31, 2017	Software	CES	All other	Total
Revenue	$280,214	$46,510	$6,609	$333,333
Adjusted EBITDA	$22,864	$4,966	$(5,313)	$22,517

	Year ended December 31,
	2019	2018	2017
Reconciliation of Adjusted EBITDA to GAAP income (loss) before income taxes:
Adjusted EBITDA	$39,549	$50,180	$22,517
Stock-based compensation expense	(8,528)	(3,339)	(47,281)
Interest expense	(6,371)	(200)	(2,160)
Interest income and other (1)	260	(4,883)	2,260
Depreciation and amortization	(21,522)	(14,734)	(11,747)
Income (loss) before income taxes	$3,388	$27,024	$(36,411)

(1)

Includes for the year ended December 31, 2019 a) nonrecurring acquisition related costs of $0.6 million, b) nonrecurring severance expense of $0.4 million, and c) impairment charges for royalty contracts of $1.0 million of expense. Includes for the year ended December 31, 2018 a) nonrecurring costs from the acquisition of Datawatch of $10.4 million, b) gain on the sale of a building of $4.4 million, and c) impairment charges for royalty contracts and trade names of $2.8 million of expense. Includes for each of the years ended December 31, 2018 and 2017, a non-recurring adjustment for a change in estimated legal expenses of $2.0 million of income in each year.

Revenue is attributed to geographic areas based on the country of origin. The following table provides sales to external customers and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Revenue			Long-lived assets (1)
	Year ended December 31,			December 31,
	2019	2018	2017	2019	2018
United States	$219,053	$186,026	$142,679	$55,319	$63,266
Other countries	14,753	8,604	6,404	10,190	11,447
Total Americas	233,806	194,630	149,083	65,509	74,713
Germany	50,102	45,664	43,751	3,405	4,305
France	17,210	16,154	18,128	1,224	1,583
Other countries	49,312	42,846	40,050	11,316	4,729
Total Europe, Middle East and Africa	116,624	104,664	101,929	15,945	10,617
Japan	37,757	35,478	33,686	2,036	2,045
Other countries	70,728	61,607	48,635	8,941	2,957
Total Asia Pacific	108,485	97,085	82,321	10,977	5,002
Total	$458,915	$396,379	$333,333	$92,431	$90,332

(1)	Includes property and equipment, net and definite-lived intangible assets, net.

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

	Three months ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$127,859	$106,773	$100,406	$123,877
Gross profit	$94,974	$75,750	$68,665	$86,927
Operating income (loss)	$17,767	$(3,202)	$(10,507)	$4,149
Net income (loss)	$13,019	$(3,120)	$(15,939)	$(1,502)
Net income (loss) per share, basic	$0.18	$(0.04)	$(0.22)	$(0.02)
Net income (loss) per share, diluted	$0.17	$(0.04)	$(0.22)	$(0.02)

	Three months ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$113,257	$93,360	$86,751	$103,011
Gross profit	$84,215	$63,904	$59,547	$72,740
Operating income (loss)	$26,146	$175	$1,880	$(3,557)
Net income (loss)	$24,684	$(1,080)	$934	$(9,003)
Net income (loss) per share, basic	$0.39	$(0.02)	$0.01	$(0.13)
Net income (loss) per share, diluted	$0.34	$(0.02)	$0.01	$(0.13)

Operating income in the first quarter of 2018 includes a non-recurring adjustment for a change in estimated legal expenses of $2.0 million of income.

Operating income in the third quarter of 2018 includes a gain on the sale of a building for $4.4 million.

The net loss in the fourth quarter of 2018 is primarily the result of transaction costs from the acquisition of Datawatch. See Note 4 – Acquisitions and disposals.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 5, 2018, by and among the Registrant, Dallas Merger Sub, Inc. and Datawatch Corporation	8-K	333-220710	2.1	11/5/2018

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock					X

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K		4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K		4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association attached as Exhibit 4.2 hereto).	8-K		4.3	6/10/2019

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13+	Employment Letter, dated January 10, 2013, by and between the Registrant and Howard N. Morof as amended on July 19, 2017	S-1	333-220710	10.13	9/29/2017

10.14+	Consulting Agreement, effective as of January 1, 2017, by and between the Registrant and Advanced Studies Holding Future SRL, an Italian Company, as amended	S-1	333-220710	10.15	9/29/2017

10.15	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.16	First Amendment to 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K		10.1	11/5/2018

10.17	Second Amendment to the Company’s Third Amended and Restated Credit Agreement, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K		10.1	6/6/2019

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1**

Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

						X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

+	Indicates management contract or compensatory plan.
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

ALTAIR ENGINEERING INC.

Date: March 2, 2020	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2020	By:	/s/ Howard N. Morof
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

Name	Title	Date

/s/ James Scapa James R. Scapa	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020

/s/ Howard N. Morof Howard N. Morof	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020

/s/ Mary C. Boyce Mary C. Boyce	Director	March 2, 2020

/s/ Brett Chouinard Brett Chouinard	Director	March 2, 2020

/s/ Stephen Earhart Stephen Earhart	Director	March 2, 2020

/s/ Trace Harris Trace Harris	Director	March 2, 2020

/s/ Richard Hart Richard Hart	Director	March 2, 2020

/s/ Jan Kowal Jan Kowal	Director	March 2, 2020