Form 10-Q
period 2020-03-31
Altair Engineering Inc.
filed 2020-05-07
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On April 20, 2020, there were 41,816,035 shares of the registrant’s Class A common stock outstanding and 31,050,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247,145	$223,117
Accounts receivable, net	87,665	104,984
Income tax receivable	5,884	7,264
Prepaid expenses and other current assets	16,777	17,092
Total current assets	357,471	352,457
Property and equipment, net	35,449	36,297
Operating lease right of use assets	25,321	28,134
Goodwill	229,795	233,683
Other intangible assets, net	61,358	67,075
Deferred tax assets	5,620	5,791
Other long-term assets	19,640	19,708
TOTAL ASSETS	$734,654	$743,145
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$430	$430
Accounts payable	5,625	8,585
Accrued compensation and benefits	27,623	30,676
Current portion of operating lease liabilities	8,635	9,141
Other accrued expenses and current liabilities	35,760	28,603
Deferred revenue	72,567	75,431
Total current liabilities	150,640	152,866
Long-term debt, net of current portion	180,777	178,238
Operating lease liabilities, net of current portion	17,796	20,174
Deferred revenue, non-current	7,472	8,136
Other long-term liabilities	19,472	26,672
TOTAL LIABILITIES	376,157	386,086
Commitments and contingencies
MEZZANINE EQUITY	2,352	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 41,779 and 41,271 shares as of March 31, 2020 and December 31, 2019, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 31,051 and 31,131 shares as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	449,870	446,633
Accumulated deficit	(76,763)	(82,405)
Accumulated other comprehensive loss	(16,969)	(9,528)
TOTAL STOCKHOLDERS’ EQUITY	356,145	354,707
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$734,654	$743,145

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenue
License	$77,543	$76,621
Maintenance and other services	30,900	26,670
Total software	108,443	103,291
Software related services	6,934	9,772
Total software and related services	115,377	113,063
Client engineering services	13,878	12,050
Other	2,208	2,746
Total revenue	131,463	127,859
Cost of revenue
License	5,523	5,821
Maintenance and other services	10,455	8,531
Total software	15,978	14,352
Software related services	5,489	6,518
Total software and related services	21,467	20,870
Client engineering services	11,318	9,800
Other	1,712	2,215
Total cost of revenue	34,497	32,885
Gross profit	96,966	94,974
Operating expenses:
Research and development	31,467	27,516
Sales and marketing	28,099	26,451
General and administrative	22,346	20,329
Amortization of intangible assets	3,840	3,528
Other operating income, net	(891)	(617)
Total operating expenses	84,861	77,207
Operating income	12,105	17,767
Interest expense	2,813	270
Other (income) expense, net	(1,390)	390
Income before income taxes	10,682	17,107
Income tax expense	4,652	4,088
Net income	$6,030	$13,019
Income per share:
Net income per share attributable to common stockholders, basic	$0.08	$0.18
Net income per share attributable to common stockholders, diluted	$0.08	$0.17
Weighted average shares outstanding:
Weighted average number of shares used in computing net income per share, basic	72,623	70,786
Weighted average number of shares used in computing net income per share, diluted	77,004	76,720

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$6,030	$13,019
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(7,578)	337
Retirement related benefit plans (net of tax effect of $13 and $0, respectively)	137	228
Total other comprehensive (loss) income	(7,441)	565
Comprehensive (loss) income	$(1,411)	$13,584

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2020	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net income	—	—	—	—	—	6,030	—	6,030
Exercise of stock options	285	—	—	—	194	—	—	194
Vesting of restricted stock	143	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,043	—	—	3,043
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,578)	(7,578)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	137	137
Balance at March 31, 2020	41,779	$4	31,051	$3	$449,870	$(76,763)	$(16,969)	$356,145

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2019	38,349	$4	32,171	$3	$379,832	$(74,863)	$(11,290)	$293,686
Net income	—	—	—	—	—	13,019	—	13,019
Exercise of stock options	397	—	—	—	458	—	—	458
Vesting of restricted stock	14	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	869	—	—	869
Foreign currency translation, net of tax	—	—	—	—	—	—	337	337
Retirement related benefit plans, net of tax	—	—	—	—	—	—	228	228
Balance at March 31, 2019	38,760	$4	32,171	$3	$381,159	$(61,844)	$(10,725)	$308,597

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net income	$6,030	$13,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,660	5,194
Provision for credit loss	338	120
Amortization of debt discount and issuance costs	2,653	4
Stock-based compensation expense	3,171	1,212
Deferred income taxes	(6,001)	(654)
Other, net	7	—
Changes in assets and liabilities:
Accounts receivable	14,463	7,678
Prepaid expenses and other current assets	1,184	(5,755)
Other long-term assets	(321)	(1,516)
Accounts payable	(3,001)	(1,792)
Accrued compensation and benefits	(2,581)	(2,815)
Other accrued expenses and current liabilities	8,580	4,093
Operating lease right-of-use assets and liabilities, net	(17)	286
Deferred revenue	(2,129)	6,241
Net cash provided by operating activities	28,036	25,315
INVESTING ACTIVITIES:
Capital expenditures	(1,644)	(4,583)
Payments for acquisition of developed technology	(433)	(344)
Other investing activities, net	62	2
Net cash used in investing activities	(2,015)	(4,925)
FINANCING ACTIVITIES:
Payments on revolving commitment	—	(68,395)
Borrowings under revolving commitment	—	52,289
Proceeds from the exercise of stock options	194	458
Other financing activities	(118)	(119)
Net cash provided by (used in) financing activities	76	(15,767)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,113)	(176)
Net increase in cash, cash equivalents and restricted cash	23,984	4,447
Cash, cash equivalents and restricted cash at beginning of year	223,497	35,685
Cash, cash equivalents and restricted cash at end of period	$247,481	$40,132
Supplemental disclosure of cash flow:
Interest paid	$15	$225
Income taxes paid	$1,831	$2,327
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$29	$488
Property and equipment in accounts payable, other current liabilities and other liabilities	$382	$295

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global technology company providing software and cloud solutions in the areas of product development, high performance computing and data analytics. Altair enables organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future. The Company is headquartered in Troy, Michigan.

2.	Accounting policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2019, included in the most recent Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results may differ from those estimates.  In addition, the results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for any future period.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, the incremental borrowing rate used in the valuation of lease liabilities, the determination of the period of benefit for capitalized costs to obtain a contract, fair value of convertible senior notes, provision for credit loss, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, retirement obligations, useful lives of intangible assets, revenue for fixed price contracts, and stock-based compensation. Actual results could differ from those estimates.

COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic, and a public health emergency of international concern. The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets. To limit the spread of COVID-19, governments have taken various actions including the issuance of travel restrictions, prohibitions of non-essential activities, shutdown of non-essential businesses, stay-at-home orders and social distancing guidelines. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating activities. This has negatively impacted several of the markets the Company serves, including the automotive and aerospace markets.

As of the date of this report, the Company does not yet know the extent of the negative impact on its ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact the Company’s operating results, financial condition and new business. While the Company has not incurred significant disruptions thus far from the COVID-19 outbreak, the Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the businesses of the Company’s customers and partners and other factors. Even after the COVID-19 pandemic has subsided, the Company may experience material adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. The Company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

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

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$247,145	$223,117
Restricted cash included in other long-term assets	336	380
Total cash, cash equivalents, and restricted cash	$247,481	$223,497

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Inventory

Inventory consists of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products. Inventory was $1.8 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities. The tax credit is deductible from French income tax and any excess is carried forward three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of March 31, 2020, the Company had approximately $12.7 million receivable from the French government related to CIR, of which $2.4 million was recorded in income tax receivable and the remaining $10.3 million was recorded in other long-term assets. As of December 31, 2019, the Company had approximately $12.1 million receivable from the French government related to CIR, of which $2.5 million was recorded in income tax receivable and the remaining $9.6 million was recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

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

Classification of the instrument shall remain as mezzanine equity until one of the following three events take place: (1) the shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument. As none of these events have taken place as of March 31, 2020, the classification remains as mezzanine equity.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue – software	$366	$64
Research and development	1,428	358
Sales and marketing	727	462
General and administrative	650	328
Total stock-based compensation expense	$3,171	$1,212

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

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Foreign exchange (gain) loss	$(736)	$417
Other	(654)	(27)
Other (income) expense, net	$(1,390)	$390

3.	Recent accounting guidance

Accounting standards adopted

Credit Losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The ASU significantly changes how entities will measure credit losses on most financial assets. The Company adopted ASU 2016-13 effective January 1, 2020 and recorded a cumulative effect adjustment to retained earnings of $0.4 million related to the adoption of ASU 2016-13; prior periods have not been adjusted. Under this new accounting standard, beginning January 1, 2020, an allowance for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of an allowance for doubtful accounts of $2.5 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively.

Subsequent to adoption, the Company considered the impact of COVID-19 on its historical credit loss rates and made an adjustment to increase expected credit loss rates. The impact resulting from the increased credit loss rates did not have a material effect on the Company’s consolidated financial statements.

Fair Value – In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements, by removing, modifying, or adding certain disclosures. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Intangibles – In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This ASU clarifies and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted ASU 2018-15 on January 1, 2020, on a prospective basis. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

4.	Revenue from contracts with customers

Revenue recognition

Software revenue

Revenue is derived principally from the licensing of software products and from related maintenance contracts. The Company enters into contracts that include combinations of products, maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.

Revenue from term-based software licenses is classified as software revenue. Term-based licenses are sold only as a bundled arrangement that includes the rights to a term-based software license and post-contract customer support (PCS), which includes unspecified technical enhancements and customer support. Maximizing the use of observable inputs, the Company determined that a majority of the estimated standalone selling prices of the term-based license is attributable to the term-based license and a minority is attributable to the PCS. The license component is classified as license revenue and recognized as revenue upon the later of delivery of the licensed product or the beginning of the license period. PCS is classified as maintenance and other services and is recognized ratably over the term of the contract, as the Company provides the PCS benefit over time as a stand ready to perform obligation.

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

Significant judgments

Software revenue

The Company’s contracts with customers typically include promises to transfer licenses and services to a customer. Judgment is required to determine if the promises are separate performance obligations within the context of the arrangement, and if so, the allocation of the transaction price to each performance obligation. The Company’s determination of standalone selling price for performance obligations is based on the midpoint of the range of historical observable prices for goods and services sold separately. In addition, the Company estimates the standalone selling price for certain performance obligations where observable prices are not directly available or a significant portion of historical prices are not within the range. In instances where standalone selling price was not determined based on the range of historical observable prices for goods and services sold separately, the Company used an adjusted market assessment approach to estimate the standalone selling price. In such cases the Company has considered market conditions and other observable inputs, such as internal price lists, peer data, and industry data for a similar or identical product. The Company estimates standalone selling price at contract inception considering all information that is reasonably available and is based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer. The corresponding revenues are recognized as the related performance obligations are satisfied.

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

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Software revenue:
Term licenses	$69,381	$65,057
Perpetual licenses	8,162	11,564
Maintenance	28,208	22,752
Professional services and other	2,692	3,918
Total software revenue	$108,443	$103,291

The Company derived approximately 10% of its total revenue through indirect sales channels for the three months ended March 31, 2020 and 2019.

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

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of March 31, 2020, and December 31, 2019, capitalized costs to obtain a contract were $2.6 million and $2.3 million, respectively, recorded in prepaid and other current assets, and $0.8 million and $0.8 million, respectively, recorded in other long-term assets. Amortization expense was $0.7 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, and was included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At March 31, 2020 and December 31, 2019, contract assets were $5.5 million and $4.5 million, respectively, recorded in accounts receivable, and $2.6 million and $2.7 million, respectively, recorded in prepaid expenses and other current assets.

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

Approximately $36.1 million of revenue recognized during the three months ended March 31, 2020, was included in the deferred revenue balances at the beginning of the year. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $120.2 million as of March 31, 2020, of which the Company expects to recognize approximately 77% of the revenue over the next 12 months and the remainder thereafter.

5.	Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Land	$9,842	$9,942
Building and improvements	15,502	15,512
Computer equipment and software	37,540	37,361
Office furniture and equipment	8,090	8,029
Leasehold improvements	8,855	9,014
Right-of-use assets under finance leases	2,724	2,745
Total property and equipment	82,553	82,603
Less: accumulated depreciation and amortization	47,104	46,306
Property and equipment, net	$35,449	$36,297

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.8 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.

6.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, were as follows (in thousands):

Balance at December 31, 2019	$233,683
Effects of foreign currency translation and other	(3,888)
Balance at March 31, 2020	$229,795

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$58,738	$27,248	$31,490
Customer relationships	7-10 years	31,830	12,378	19,452
Other intangibles	10 years	173	51	122
Total definite-lived intangible assets		90,741	39,677	51,064
Indefinite-lived intangible assets:
Trade names		10,294		10,294
Total other intangible assets		$101,035	$39,677	$61,358

	December 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$60,916	$25,838	$35,078
Customer relationships	7-10 years	32,582	11,575	21,007
Other intangibles	10 years	111	62	49
Total definite-lived intangible assets		93,609	37,475	56,134
Indefinite-lived intangible assets:
Trade names		10,941		10,941
Total other intangible assets		$104,550	$37,475	$67,075

Amortization expense related to intangible assets was $3.8 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively.

The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for its products and the impact on its business. Based on the Company’s interim impairment assessment, there were no indicators of impairment identified during the first quarter of 2020.   However, a lack of recovery or further deterioration in market conditions, among other factors, as a result of the COVID-19 pandemic could result in an impairment charge in future periods which could have a material adverse effect on the Company’s financial statements.

The allocation of fair value of purchase consideration of the Company’s 2019 acquisitions was finalized in the first quarter of 2020, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

7.	Debt

The carrying value of debt is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Convertible senior notes	$230,000	$230,000
Obligations for finance leases	1,066	1,174
Total debt	231,066	231,174
Less: unamortized debt discount	44,462	46,820
Less: unamortized debt issuance costs	5,397	5,686
Less: current portion of long-term debt	430	430
Long-term debt, net of current portion	$180,777	$178,238

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

During the quarter ended March 31, 2020, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of March 31, 2020.

As of March 31, 2020, the “if converted value” did not exceed the principal amount of the Convertible Notes.

The Company accounts for the Convertible Notes as separate liability and equity components. The carrying amount of the liability component of the Convertible Notes was calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The difference between the principal amount of the Convertible Notes and the liability component, equal to $51.8 million (the “debt discount”), is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

The Company allocated issuance costs related to the issuance of the Convertible Notes to the liability and equity components using the same proportions as the initial carrying value of the Convertible Notes. Issuance costs attributable to the liability component are being amortized to interest expense using the effective interest method over the term of the Convertible Notes. Issuance costs attributable to the equity component are included with the equity component in stockholders’ equity.

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Principal	$230,000	$230,000
Less: unamortized debt discount	44,462	46,820
Less: unamortized debt issuance costs	5,397	5,686
Net carrying amount	$180,141	$177,494

The net carrying value of the equity component of the Convertible Notes was $50.0 million at both March 31, 2020 and December 31, 2019.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

Three Months Ended March 31,
2020
Contractual interest expense	$144
Amortization of debt issuance cost and discount	2,647
Total	$2,791

Credit agreement

Revolving credit facility

The Company has a $150.0 million credit facility with a maturity date of December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement provides for an accordion feature that allows the Company to expand the size of the revolving line of credit by an additional $50.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2019 Amended Credit Agreement).

As of March 31, 2020, the Company had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

At March 31, 2020, the Company was in compliance with all the above financial covenants.

8.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2020	2019
Income taxes payable	$12,563	$6,008
Accrued VAT	5,101	5,312
Accrued royalties	3,811	2,314
Accrued professional fees	2,864	2,581
Obligations for acquisition of businesses	1,362	1,362
Defined contribution plan liabilities	1,103	1,593
Billings in excess of cost	744	879
Non-income tax liabilities	639	1,253
Other current liabilities	7,573	7,301
Total	$35,760	$28,603

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2020	2019
Pension and other post retirement liabilities	$10,369	$10,379
Deferred tax liabilities	6,229	6,275
Other liabilities	2,874	10,018
Total	$19,472	$26,672

9.	Fair value measurements

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Interest on the Company’s line of credit is at a variable rate, and as such the debt obligation outstanding approximates fair value.

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. At March 31, 2020, the fair value of the Convertible Notes was $202.7 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 7. – Debt.
10.	Net income per share

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

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$6,030	$13,019
Denominator:
Denominator for basic income per share— weighted average shares	72,623	70,786
Effect of dilutive securities, stock options and RSUs	4,381	5,934
Denominator for dilutive income per share	77,004	76,720
Net income per share attributable to common stockholders, basic	$0.08	$0.18
Net income per share attributable to common stockholders, diluted	$0.08	$0.17

The computation of diluted income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For each of the three months ended March 31, 2020 and 2019, there were no anti-dilutive shares excluded from the computation of income per share.

The Company expects to settle the principal amount of the Convertible Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the three months ended March 31, 2020, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

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

The Company’s income tax expense and effective tax rate for the three months ended March 31, 2020 and 2019, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$4,652	$4,088
Effective tax rate	44%	24%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019, also includes net discrete expense of $2.0 million and net discrete benefit of $1.1 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and other adjustments.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides a temporary relaxation of the section 163(j) limitation on business interest expense deductions to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, and an election to use 2019 adjusted taxable income for tax years beginning in 2020. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material tax benefit. The Company also does not expect the relaxation of section 163(j) provisions to have a material tax benefit since the Company is expected to be in a net interest income position.

12.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2020	$(6,928)	$(2,600)	$(9,528)
Other comprehensive (loss) income before reclassification	(7,578)	106	(7,472)
Amounts reclassified from accumulated other comprehensive loss	—	44	44
Tax effects	—	(13)	(13)
Other comprehensive (loss) income	(7,578)	137	(7,441)
Balance at March 31, 2020	$(14,506)	$(2,463)	$(16,969)

13.	Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. An Administrative Court hearing was held on May 16, 2019. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. In September 2019, the Company submitted its filing in response to the STA appeal with the Court of Appeals. On October 10, 2019, the STA filed an answer to the Company’s defrayment, and on January 31, 2020, the Company filed a second submission to the Court. The Court of Appeals held a hearing regarding this matter on February 20, 2020. On March 27, 2020, the Court of Appeals issued its finding in favor of the STA. Pursuant to requirements in Sweden, the Company paid the assessed tax, penalties and interest on April 24, 2020. The Company retains the right to appeal the ruling to the Administrative Supreme Court of Sweden for a period of 60 days from the date of the finding. The Company is presently assessing whether to pursue this appeal.

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

14.	Segment information

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

The Software reportable segment derives revenue from the sale and lease of licenses for software products focused on the development and application of simulation technology to synthesize and optimize designs, processes and decisions for improved business performance. The Software segment also derives revenue from software support, upgrades, training and consulting services focused on product design and development expertise and analysis support from the component level up to complete product engineering at any stage of the lifecycle. To a much lesser extent, the Software segment also includes revenue from the sale of hardware products, primarily as a result of prior business acquisitions.

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

The “All other” represents innovative services and products, including toggled®, the Company’s LED lighting business. toggled® is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on intellectual property for the direct replacement of fluorescent light tubes with LED lamps, and for control of LED lighting. Other businesses combined within Other include the Company’s WEYV business, which ceased operations in the third quarter of 2019, and potential services and product concepts that are still in their development stages.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore, no asset information is provided for reportable segments. The accounting policies of the segments are the same as those described in Note 2 – Accounting policies.

The following tables are in thousands:

Three months ended March 31, 2020	Software	CES	All other	Total
Revenue	$115,377	$13,878	$2,208	$131,463
Adjusted EBITDA	$20,464	$1,502	$(294)	$21,672

Three months ended March 31, 2019	Software	CES	All other	Total
Revenue	$113,063	$12,050	$2,746	$127,859
Adjusted EBITDA	$24,042	$1,106	$(1,164)	$23,984

	Three Months Ended March 31,
	2020	2019
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$21,672	$23,984
Stock-based compensation expense	(3,171)	(1,212)
Interest expense	(2,813)	(270)
Interest income and other (1)	654	(201)
Depreciation and amortization	(5,660)	(5,194)
Income before income taxes	$10,682	$17,107
(1)	Includes a $0.2 million impairment charge for royalty contracts for the three months ended March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements in this quarterly report regarding the future impact of COVID-19 are forward-looking in nature and thus subject to the safe harbor provisions described below.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability and the time it takes to acquire new customers;
•	reduced spending on product design and development activities by our customers;
•	our ability to successfully renew our outstanding software licenses;
•	our ability to maintain or protect our intellectual property;
•	our ability to retain key executive members;
•	our ability to internally develop new software products, inventions and intellectual property;
•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•	demand for our software by customers other than simulation engineering specialists and in additional industry verticals;
•	acceptance of our business model by investors;
•	our susceptibility to factors affecting the automotive, aerospace and financial services industries where we derive a substantial portion of our revenues;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our susceptibility to foreign currency risks that arise because of our substantial international operations;
•	the significant quarterly fluctuations of our results; and
•

the uncertain effect of COVID-19 or other future pandemics or events on our business, operating results and financial condition, including disruption to our customers, our employees, the global economy and financial markets.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC, on March 2, 2020, and in Item 1A, Part II of this Quarterly Report on Form 10-Q and other information appearing elsewhere in our Annual Report on Form 10-K, this report on Form 10-Q and our other filings with the SEC.

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

Overview

We are a global technology company providing software and cloud solutions in the areas of product development, high performance computing, and data analytics. We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

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

Altair also provides Client Engineering Services, or CES, to support our customers with long-term ongoing expertise. This has the benefit of embedding us within customers, deepening our understanding of their processes, and allowing us to more quickly perceive trends in the overall market. Our presence at our customers’ sites (currently limited to remote presence as a result of travel restrictions in effect in response to the COVID-19 outbreak) helps us to better tailor our software products’ research and development, or R&D, and sales initiatives.

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic, and a public health emergency of international concern. The global spread of COVID-19 has created significant volatility and uncertainty in global financial markets. To limit the spread of COVID-19, governments have taken various actions including the issuance of travel restrictions, prohibitions of non-essential activities, shutdown of non-essential businesses, stay-at-home orders and social distancing guidelines. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating activities. This has negatively impacted several of the markets we serve, including the automotive and aerospace markets.

The ensuing discussion is provided to summarize the impacts of COVID-19 upon the Company, inclusive of some of the principal measures undertaken by the Company to date to respond to the pandemic. It is difficult to predict with any level of precision the broad effects of COVID-19 on specific industries or individual companies. Locally or regionally imposed restrictions in concert with the duration of pandemic conditions may create disparate impacts across the globe, including the primary countries or regions in which the Company and its customers operate.

The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and will impact our business and consolidated results of operations and could impact our financial condition in the future. A negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts or cancelations, and a reduction in demand for software related and client engineering services. These actions could have a negative impact on our financial results and liquidity. While adjustments in costs have been undertaken to mitigate the potential loss of revenue, primarily through the reduction in use of outside contractors, we believe that it is important on a long term basis to retain much of the deeply technical and specialized engineering resources typically engaged in providing software related services, while furloughing those employees associated with client engineering services for whom their associated customer contracts were interrupted or terminated.

In mid-March, we adopted several measures in response to the COVID-19 outbreak adhering to local and regional restrictions, including instructing employees to work from home, adjusting our expenses and cash flow to correlate with potential declines in billings and cash collections from customers, shifting certain of our customer events to online-only webcasts and restricting non-critical business travel by our employees. Historically, a portion of field sales, professional services and other activities were conducted in person. Currently, because of travel restrictions related to the ongoing COVID-19 outbreak, substantially all of our sales, professional services and other activities are being conducted virtually. We have developed contingency plans to reduce costs further if the current situation changes. We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

As COVID-19 expands its global reach, the health and safety of our employees, customers, and partners is paramount for us. We are committed to, and we believe we are capable of continuing to provide the same excellent level of service and technical support for our customers during these uncertain times. Our team is comfortable and highly experienced with remote collaboration, as it is a normal part of our global culture. During this crisis, customers working remotely can move their existing licenses from their on-premise servers to hosted servers utilizing Altair Hosted HyperWorks Units or request temporary term-based software licenses for increased productivity and security. We are also providing access to an increased number of online training, marketing and sales resources.

We have almost entirely converted our business to being capable of operating nearly 100% “virtual” as required under COVID-19 restrictions, leveraging our global technology infrastructure.  While our operations are capable of sustained operations primarily in a virtual environment, we expect that we will gradually resume normal operations, when permitted, based on local conditions and restrictions, with the primary focus of preserving employee welfare, while continuing to support customers. We have undertaken many measures to manage ongoing operating expenses given the uncertainties with the COVID-19 environment. Specifically, we have introduced temporary wage reductions, or other measures, in accordance with local labor laws and regulations, to reduce near term compensation costs. We have, where possible, negotiated reductions in costs for consultants, professional and advisory fees, and other costs. Given global travel restrictions, we have substantially reduced expenses for travel related costs while many sales and marketing activities have reverted to being virtualized, further reducing certain expenditures on a net basis.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. With the global economic uncertainty created by COVID-19, beginning in March 2020, the value of the U.S. dollar has strengthened in comparison to certain foreign currencies, including in Europe. Since we have substantial international operations that arise from our normal business operations, our financial results in 2020 are expected to be impacted by fluctuations in foreign currency exchange rates.

We have performed an assessment of certain tangible and intangible assets to determine whether events or changes in circumstances caused by the COVID-19 pandemic result in indicators of impairment as of March 31, 2020. Based on present expectations, we determined that it is not more likely than not that indicators of impairment exist as of March 31, 2020. Notwithstanding this conclusion, if business conditions were to deteriorate in a significant manner or for an extended duration within our customer base, the likelihood of impairment would increase and we would again assess whether events or changes in circumstances indicate an asset impairment that is more likely than not exists. Specifically, certain non-amortizing intangible assets from recent acquisitions valued on the basis of short-term forecasts of revenue will be re-assessed for indicators of impairment and it is possible that an impairment charge will be reflected in the future should COVID-19 business conditions worsen or extend substantially in duration.

As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Seasonality and quarterly results

Our billings have historically been highest in the first and fourth quarters of any calendar year and may vary in future quarters. The timing of recording billings and the corresponding effect on our cash flows may vary due to the seasonality of the purchasing and payment patterns of our customers. In addition, the timing of the recognition of revenue, the amount and timing of operating expenses, including employee compensation, sales and marketing activities, and capital expenditures, may vary from quarter-to-quarter which may cause our reported results to fluctuate significantly. In addition, we may choose to grow our business for the long-term rather than to optimize for profitability or cash flows for a particular shorter-term period. This seasonality or the occurrence of any of the factors above may cause our results of operations to vary and our financial statements may not fully reflect the underlying performance of our business.

Integration of recent acquisitions

We believe that our recent and prior acquisitions result in certain benefits, including expanding our portfolio of software and products and enabling us to better serve our customer’s requests for data intelligence and simulation technology. However, to realize some of these anticipated benefits, the acquired businesses must be successfully integrated. The success of these acquisitions will depend in part on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of these acquisitions for a variety of reasons.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. To present this information, the results for 2020 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2019. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Net income, Adjusted EBITDA and Billings, are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

Three Months Ended
(in thousands)	March 31, 2020
Revenue	$(1,600)
Net income	$(309)
Adjusted EBITDA	$(356)
Billings	$(2,942)

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

Our other businesses which do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include our WEYV business, which ceased operations in the third quarter of 2019, and potential services and product concepts that are still in development stages.

For additional information about our reportable segments and other businesses, see Note 14 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Increase / (decrease)
(in thousands)	2020	2019	%
Revenue:
Software	$108,443	$103,291	5%
Software related services	6,934	9,772	(29%)
Total software and related services	115,377	113,063	2%
Client engineering services	13,878	12,050	15%
Other	2,208	2,746	(20%)
Total revenue	131,463	127,859	3%
Cost of revenue:
Software	15,978	14,352	11%
Software related services	5,489	6,518	(16%)
Total software and related services	21,467	20,870	3%
Client engineering services	11,318	9,800	15%
Other	1,712	2,215	(23%)
Total cost of revenue	34,497	32,885	5%
Gross profit	96,966	94,974	2%
Operating expenses:
Research and development	31,467	27,516	14%
Sales and marketing	28,099	26,451	6%
General and administrative	22,346	20,329	10%
Amortization of intangible assets	3,840	3,528	9%
Other operating income, net	(891)	(617)	44%
Total operating expenses	84,861	77,207	10%
Operating income	12,105	17,767	(32%)
Interest expense	2,813	270	942%
Other (income) expense, net	(1,390)	390	(456%)
Income before income taxes	10,682	17,107	(38%)
Income tax expense	4,652	4,088	14%
Net income	$6,030	$13,019	(54%)
Other financial information:
Billings(1)	$127,935	$133,881	(4%)
Adjusted EBITDA(2)	$21,672	$23,984	(10%)
Net cash provided by operating activities	$28,036	$25,315	11%
Free cash flow(3)	$26,392	$20,732	27%
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Three Months Ended March 31,		Change	Constant currency change(1)
(dollars in thousands)	2020	2019	%	%
Revenue:
Software	$108,443	$103,291	5%	6%
Software related services	6,934	9,772	(29%)	(28%)
Total software and related services	115,377	113,063	2%	3%
Client engineering services	13,878	12,050	15%	15%
Other	2,208	2,746	(20%)	(20%)
Total revenue	$131,463	$127,859	3%	4%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended March 31, 2020 and 2019

Revenue

Total revenue increased by $3.6 million, or 3%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase was primarily attributable to an increase in software revenue.

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Software revenue	$108,443	$103,291	$5,152	5%
As a percent of software segment revenue	94%	91%
As a percent of consolidated revenue	82%	81%

The 5% increase in our software revenue for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily the result of an increase in software license and maintenance revenue recognized in the current year.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Software related services revenue	$6,934	$9,772	$(2,838)	(29%)
As a percent of software segment revenue	6%	9%
As a percent of consolidated revenue	5%	8%

Software related services revenue decreased 29% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease was primarily the result of customers reducing their demand for these services at this point in the business cycle, coupled with emerging concerns regarding the impact of COVID-19 on their business operations.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Client engineering services revenue	$13,878	$12,050	$1,828	15%
As a percent of consolidated revenue	11%	9%

The 15% increase in CES revenue for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to an increase in our ability to fulfill demand for our client engineering services. Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions. In response to COVID-19, in April some of our CES customers have furloughed staff positions for an indefinite time period, while some other customers have reduced CES staff working hours. We have acted in concert with those customers to furlough or curtail the hours of those impacted employees until such time as our customers return to normal staffing or required working hours.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Other revenue	$2,208	$2,746	$(538)	(20%)
As a percent of consolidated revenue	2%	2%

The 20% decrease in other revenue for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, was primarily due to lower revenue from decreased unit sales in March from toggled, our LED lighting business, driven by the COVID-19 pandemic, and decreased royalty income of $0.2 million.

Cost of revenue

 Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software revenue	$15,978	$14,352	$1,626	11%
As a percent of software revenue	15%	14%
As a percent of consolidated revenue	12%	11%

Cost of software revenue increased by $1.6 million, or 11%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase in the current year period was due to increased employee compensation and related costs of $2.1 million in part from acquisitions in the fourth quarter of 2019, increased third party royalty costs of $0.4 million and increased stock-based compensation expense of $0.3 million. These increases in expenses were partially offset by a decrease in hardware costs of $0.8 million as compared to the three months ended March 31, 2019.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software related services revenue	$5,489	$6,518	$(1,029)	(16%)
As a percent of software related services revenue	79%	67%
As a percent of consolidated revenue	4%	5%

Cost of software related services revenue decreased 16% for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease in the current year period was primarily due a decrease in employee compensation and related costs due to a decline in consulting services.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of client engineering services revenue	$11,318	$9,800	$1,518	15%
As a percent of client engineering services revenue	82%	81%
As a percent of consolidated revenue	9%	8%

Cost of CES revenue increased 15% for the three months ended March 31, 2020, consistent with the increase in revenue, as compared to the three months ended March 31, 2019, due to compensation expenses associated with a larger number of placements to meet customer demand.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of other revenue	$1,712	$2,215	$(503)	(23%)
As a percent of other revenue	78%	81%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased 23%, for the three months ended March 31, 2020, consistent with the decrease in revenue, as compared to the three months ended March 31, 2019. This decrease is due to cost reductions for products sold and lower sales volumes for our LED lighting business.

Gross profit

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Gross profit	$96,966	$94,974	$1,992	2%
As a percent of consolidated revenue	74%	74%

Gross profit increased by $2.0 million, or 2%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase in gross profit was primarily attributable to the growth of our software revenue of $5.2 million driven by the factors described above. The increase in revenue was partially offset by the increase in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Research and development	$31,467	$27,516	$3,951	14%
As a percent of consolidated revenue	24%	22%

Research and development expenses increased by $4.0 million, or 14%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily attributable to higher employee compensation and related expense of $2.4 million from compensation adjustments made in second quarter of 2019 and an increase in our headcount driven in part by acquisitions in the fourth quarter of 2019, a $1.1 million increase in stock-based compensation expense and a $0.4 million increase in cloud hosting expense.

Sales and marketing

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Sales and marketing	$28,099	$26,451	$1,648	6%
As a percent of consolidated revenue	21%	21%

Sales and marketing expenses increased by $1.6 million, or 6%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Employee compensation and related expense increased $2.7 million, primarily due to increased headcount, and stock-based compensation expense increased by $0.3 million, partially offset by a decrease in travel and trade show related expense of $1.3 million attributable in part to changes driven by the early impacts of COVID-19 suspending certain in-person sales and marketing activities.

General and administrative

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
General and administrative	$22,346	$20,329	$2,017	10%
As a percent of consolidated revenue	17%	16%

General and administrative expenses increased by $2.0 million, or 10%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily attributable to a $1.6 million increase in employee compensation and related expenses, a $0.3 million increase in stock-based compensation expense, and a $0.3 million increase in software maintenance expense, partially offset by a reduction in professional fees of $0.9 million.

Amortization of intangible assets

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Amortization of intangible assets	$3,840	$3,528	$312	9%
As a percent of consolidated revenue	3%	3%

Amortization of intangible assets increased by $0.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This was attributable to an increase in the amortization of developed technology in the current year period as a result of acquisitions in the fourth quarter of 2019.

Other operating income, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Other operating income, net	$(891)	$(617)	$274	44%
As a percent of consolidated revenue	(1%)	—%

Other operating income increased $0.3 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily a result of an increase in grant income in the current quarter.

Interest expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Interest expense	$2,813	$270	$2,543	(942%)
As a percent of consolidated revenue	2%	—%

Interest expense increased $2.5 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in interest expense was primarily the result of amortization of the debt discount and issuance costs on the Convertible Notes in the current year.

Other (income) expense, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Other (income) expense, net	$(1,390)	$390	$1,780	456%
As a percent of consolidated revenue	(1%)	—%

Other (income) expense, net increased by $1.8 million for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was due to a $1.2 million increase in foreign currency gains due to fluctuations in the United States dollar relative to other functional currencies and a $0.6 million increase in interest income during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

 Income tax expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Income tax expense	$4,652	$4,088	$564	14%

The effective tax rate was 44% and 24% for the three months ended March 31, 2020 and 2019, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2020 and 2019, also includes net discrete expense of $2.0 million and net discrete benefit of $1.1 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net income

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2020	2019	$	%
Net income	$6,030	$13,019	$(6,989)	(54%)

Net income decreased by $7.0 million, or 54%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This decrease in net income was primarily attributable to the increase in operating expenses and interest expense as described above.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure.

	Three Months Ended March 31,
(in thousands)	2020	2019
Other financial data:
Billings	$127,935	$133,881
Adjusted EBITDA	$21,672	$23,984
Free Cash Flow	$26,392	$20,732

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$131,463	$127,859
Ending deferred revenue	80,039	72,541
Beginning deferred revenue	(83,567)	(66,519)
Billings	$127,935	$133,881

The following table provides a reconciliation of Adjusted EBITDA to net income (loss), the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$6,030	$13,019
Income tax expense	4,652	4,088
Stock-based compensation expense	3,171	1,212
Interest expense	2,813	270
Interest income and other (1)	(654)	201
Depreciation and amortization	5,660	5,194
Adjusted EBITDA	21,672	23,984
(1)	Includes a $0.2 million impairment charge for royalty contracts for the three months ended March 31, 2019.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$28,036	$25,315
Capital expenditures	(1,644)	(4,583)
Free cash flow	$26,392	$20,732

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the three months ended March 31, 2020 and 2019, our recurring software license rate was 93% and 92%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services and proceeds from our initial public offering, follow-on offering and more recently our convertible debt offering, as well as periodic draws on our credit facilities, when needed.

We have commenced the initial planning to update zoning to allow for future expansion of our corporate headquarters facilities on the adjacent property we own to enable development consistent with our long-term needs.  We have not yet determined the nature and scope of the overall timeline and investment beyond the immediate rezoning efforts necessary for our potential use in the future. Over the next 12 months, we expect to continue to advance this project, although we will consider the emerging business impacts of COVID-19 on the nature and timing of this project.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions.

Our existing cash and cash equivalents may fluctuate during fiscal 2020, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however the Company’s customer base is comprised primarily of larger organizations with previously strong liquidity and capital resources.

We believe that our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements for the next twelve months. We also believe that our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We will continue to evaluate our financial position as developments materialize relating to COVID-19.

Revolving credit facility

We have a $150.0 million credit facility with a maturity date of December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement allows us to request that the aggregate commitments under the 2019 Amended Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions.

As of March 31, 2020, we had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. At March 31, 2020, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Cash flows

As of March 31, 2020, we had aggregate cash and cash equivalents of $247.1 million available for working capital purposes, acquisitions, and capital expenditures; $197.7 million of this aggregate amount was held in the United States and $39.9 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications. The 2017 changes in U.S. tax law could materially affect our tax obligations. For further discussion, please see our 2019 Annual Report on Form 10-K, “Item 1A. Risk Factors – New legislations or tax-reform policies that would change U.S. or foreign taxation of international business activities, including uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act, could materially affect our tax obligations and effective tax rate.”

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$28,036	$25,315
Net cash used in investing activities	(2,015)	(4,925)
Net cash provided by (used in) financing activities	76	(15,767)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,113)	(176)
Net increase in cash, cash equivalents and restricted cash	$23,984	$4,447

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $28.0 million, which reflects an increase of $2.7 million compared to the three months ended March 31, 2019. This increase was the result of changes to our working capital position for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2020 was $2.0 million, which reflects a decrease of $2.9 million compared to the three months ended March 31, 2019. This decrease was primarily the result of cash payments for capital expenditures related to a new office facility in the three months ended March 31, 2019.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.1 million, compared to cash used in financing activities of $15.8 million for the three months ended March 31, 2019. This change was the result of net cash payments on our revolving credit facility for the three months ended March 31, 2019. We did not have any borrowing for the three months ended March 31, 2020.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $2.1 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.

Off-balance sheet arrangements

Through March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Market Risk and Market Interest Risk

In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024. Our Convertible Notes have fixed annual interest rates at 0.250% and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $247.5 million, consisting primarily of bank deposits and money market funds. At March 31, 2020, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

Interest rate risk relates to the gain/increase or loss/decrease we could incur on our debt balances and interest expense associated with changes in interest rates. Changes in interest rates would impact the amount of interest income we realize on our invested cash balances. It is our policy not to enter into derivative instruments for speculative purposes, and therefore, we hold no derivative instruments for trading purposes.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. An Administrative Court hearing was held on May 16, 2019. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. In September 2019, the Company submitted its filing in response to the STA appeal with the Court of Appeals. On October 10, 2019, the STA filed an answer to the Company’s defrayment, and on January 31, 2020, the Company filed a second submission to the Court. The Court of Appeals held a hearing regarding this matter on February 20, 2020. On March 27, 2020, the Court of Appeals issued its finding in favor of the STA. Pursuant to requirements in Sweden, the Company paid the assessed tax, penalties and interest on April 24, 2020. The Company retains the right to appeal the ruling to the Administrative Supreme Court of Sweden for a period of 60 days from the date of the finding. The Company is presently assessing whether to pursue this appeal.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company is subject to legal proceedings for which there were no other material changes during the three months ended March 31, 2020.

Item 1A. Risk Factors

The risk factor set forth below supplements the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic, or other potential future pandemics or events, may cause severe business interruptions either globally or regionally, that could have a negative impact on our financial results.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic. The outbreak of the COVID-19 pandemic has significantly affected the global economy and financial markets. The full extent to which the COVID-19 outbreak will impact global or regional economies will depend on future developments that are highly uncertain and cannot be accurately predicted. New information is likely to emerge concerning COVID-19 and the actions to contain it or treat it with uncertain economic impact on local, regional, national and international markets. The Company's results of operations, financial condition and cash flows could be materially adversely affected, particularly if the pandemic persists for a significant amount of time causing a substantial longer-term contraction in business for the Company’s customer base, prior to eventual recovery.

Many governments have enacted a rapid massive global response leveraging monetary and fiscal policy to mitigate long term economic harm, while providing short term economic support. While the implementation of policy responses varies country by country, and regionally, the totality of the global response is based upon expectations that the response will serve to minimize the chance for a deep prolonged negative economic impact from COVID-19. Certain countries have begun to “re-open” their economies, within a relatively short time period of having engaged in substantial closure of most economic activity. Other countries have begun to consider moves to gradually “re-open” based upon what appears to be positive response from initial disease mitigation efforts. The long term outcome of these efforts is presently uncertain.

Additional risks from COVID-19 include the inability of our employees and those businesses upon which we rely for operations to carry out their responsibilities at levels of performance necessary to maintain our performance undisturbed as a result of measures taken by governmental authorities to limit the spread of COVID-19. It is possible that some of our furloughed CES personnel do not return to work when their positions return. COVID-19 may also affect our operating and financial results in a manner that is not presently known to us, or that we currently to do not consider presenting significant risks to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

ALTAIR ENGINEERING INC.

Date: May 7, 2020	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)