Form 10-Q
period 2020-06-30
Altair Engineering Inc.
filed 2020-08-06
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On July 17, 2020, there were 42,243,589 shares of the registrant’s Class A common stock outstanding and 30,870,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250,540	$223,117
Accounts receivable, net	79,185	104,984
Income tax receivable	5,760	7,264
Prepaid expenses and other current assets	16,469	17,092
Total current assets	351,954	352,457
Property and equipment, net	34,456	36,297
Operating lease right of use assets	32,598	28,134
Goodwill	233,486	233,683
Other intangible assets, net	58,177	67,075
Deferred tax assets	5,661	5,791
Other long-term assets	20,514	19,708
TOTAL ASSETS	$736,846	$743,145
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$456	$430
Accounts payable	4,780	8,585
Accrued compensation and benefits	30,997	30,676
Current portion of operating lease liabilities	9,369	9,141
Other accrued expenses and current liabilities	27,411	28,603
Deferred revenue	73,061	75,431
Total current liabilities	146,074	152,866
Long-term debt, net of current portion	183,409	178,238
Operating lease liabilities, net of current portion	24,352	20,174
Deferred revenue, non-current	7,287	8,136
Other long-term liabilities	19,990	26,672
TOTAL LIABILITIES	381,112	386,086
Commitments and contingencies
MEZZANINE EQUITY	784	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 42,108 and 41,271 shares as of June 30, 2020 and December 31, 2019, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 30,971 and 31,131 shares as of June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	456,307	446,633
Accumulated deficit	(86,986)	(82,405)
Accumulated other comprehensive loss	(14,378)	(9,528)
TOTAL STOCKHOLDERS’ EQUITY	354,950	354,707
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$736,846	$743,145

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
License	$51,018	$56,653	$128,561	$133,274
Maintenance and other services	30,815	27,755	61,715	54,425
Total software	81,833	84,408	190,276	187,699
Software related services	5,444	7,907	12,378	17,679
Total software and related services	87,277	92,315	202,654	205,378
Client engineering services	9,640	12,412	23,518	24,462
Other	1,644	2,046	3,852	4,792
Total revenue	98,561	106,773	230,024	234,632
Cost of revenue
License	2,851	2,954	8,374	8,775
Maintenance and other services	8,502	9,430	18,957	17,961
Total software	11,353	12,384	27,331	26,736
Software related services	4,656	6,612	10,145	13,130
Total software and related services	16,009	18,996	37,476	39,866
Client engineering services	7,789	10,033	19,107	19,833
Other	1,283	1,994	2,995	4,209
Total cost of revenue	25,081	31,023	59,578	63,908
Gross profit	73,480	75,750	170,446	170,724
Operating expenses:
Research and development	28,970	29,829	60,437	57,345
Sales and marketing	25,806	26,221	53,905	52,672
General and administrative	20,248	19,851	42,594	40,180
Amortization of intangible assets	3,692	3,600	7,532	7,128
Other operating income, net	(944)	(549)	(1,835)	(1,166)
Total operating expenses	77,772	78,952	162,633	156,159
Operating (loss) income	(4,292)	(3,202)	7,813	14,565
Interest expense	2,843	590	5,656	860
Other expense (income), net	320	(505)	(1,070)	(115)
(Loss) income before income taxes	(7,455)	(3,287)	3,227	13,820
Income tax expense (benefit)	2,768	(167)	7,420	3,921
Net (loss) income	$(10,223)	$(3,120)	$(4,193)	$9,899
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.14)	$(0.04)	$(0.06)	$0.14
Net (loss) income per share attributable to common stockholders, diluted	$(0.14)	$(0.04)	$(0.06)	$0.13
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	72,999	71,373	72,811	71,081
Weighted average number of shares used in computing net (loss) income per share, diluted	72,999	71,373	72,811	77,017

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(10,223)	$(3,120)	$(4,193)	$9,899
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	2,560	1,605	(5,018)	1,942
Retirement related benefit plans (net of tax effect of $(13), $0, $0 and $0, respectively)	31	16	168	244
Total other comprehensive (loss) income	2,591	1,621	(4,850)	2,186
Comprehensive (loss) income	$(7,632)	$(1,499)	$(9,043)	$12,085

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2020	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net income	—	—	—	—	—	6,030	—	6,030
Exercise of stock options	285	—	—	—	194	—	—	194
Vesting of restricted stock	143	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,043	—	—	3,043
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,578)	(7,578)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	137	137
Balance at March 31, 2020	41,779	4	31,051	3	449,870	(76,763)	(16,969)	356,145
Net loss	—	—	—	—	—	(10,223)	—	(10,223)
Exercise of stock options	197	—	—	—	283	—	—	283
Vesting of restricted stock	52	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,586	—	—	4,586
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	2,560	2,560
Retirement related benefit plans, net of tax	—	—	—	—	—	—	31	31
Balance at June 30, 2020	42,108	$4	30,971	$3	$456,307	$(86,986)	$(14,378)	$354,950

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net (loss) income	$(4,193)	$9,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,293	10,468
Provision for credit loss	589	134
Amortization of debt discount and issuance costs	5,342	459
Stock-based compensation expense	7,705	3,292
Deferred income taxes	(5,961)	(703)
Other, net	3	(17)
Changes in assets and liabilities:
Accounts receivable	23,264	10,406
Prepaid expenses and other current assets	1,817	(4,952)
Other long-term assets	(960)	(2,300)
Accounts payable	(3,841)	(2,187)
Accrued compensation and benefits	497	(2,455)
Other accrued expenses and current liabilities	131	1,887
Operating lease right-of-use assets and liabilities, net	30	197
Deferred revenue	(2,315)	7,740
Net cash provided by operating activities	33,401	31,868
INVESTING ACTIVITIES:
Capital expenditures	(2,530)	(6,667)
Payments for acquisition of businesses, net of cash acquired	(2,270)	(709)
Payments for acquisition of developed technology	(433)	(344)
Other investing activities, net	142	16
Net cash used in investing activities	(5,091)	(7,704)
FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	477	1,270
Proceeds from issuance of convertible senior notes, net of underwriters' discount and commissions	—	223,101
Payments on revolving commitment	—	(127,941)
Borrowings under revolving commitment	—	96,991
Payments for issuance costs of convertible senior notes	—	(1,018)
Other financing activities	(210)	(259)
Net cash provided by financing activities	267	192,144
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,148)	187
Net increase in cash, cash equivalents and restricted cash	27,429	216,495
Cash, cash equivalents and restricted cash at beginning of year	223,497	35,685
Cash, cash equivalents and restricted cash at end of period	$250,926	$252,180
Supplemental disclosure of cash flow:
Interest paid	$306	$362
Income taxes paid	$9,491	$4,054
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$100	$566
Property and equipment in accounts payable, other current liabilities and other liabilities	$343	$417
Convertible senior notes issuance costs in accounts payable	—	$216

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2019, included in the most recent Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results may differ from those estimates.  In addition, the results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for any future period.

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, valuation of acquired intangible assets in business combinations, the incremental borrowing rate used in the valuation of lease liabilities, the determination of the period of benefit for capitalized costs to obtain a contract, fair value of convertible senior notes, provision for credit loss, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, retirement obligations, useful lives of intangible assets, revenue for fixed price contracts, and stock-based compensation. Actual results could differ from those estimates.

COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic, and a public health emergency of international concern. The global spread of COVID-19 created significant volatility and uncertainty. Such conditions are expected to continue to persist. To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating or other activities. This has negatively impacted several of the markets the Company serves, including the automotive and aerospace markets.

The Company continues to robustly engage with its customers, primarily virtually. While the Company believes this active level of engagement may mitigate potential and evolving negative impacts from COVID-19, existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact the Company’s operating results, financial condition and new business. In certain cases, the Company has provided longer than normal payment terms to certain of its customers; however, the terms are less than one year, and the Company does not expect this to materially affect its consolidated financial statements. COVID-19’s impact on some of the Company’s customers has primarily contributed to the decrease in revenue for software related and client engineering services. The Company’s software product revenue has been affected by elongated sales cycles for some of its customers along with greater challenges in securing new and expansion business. The Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the initial outbreak or the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of the Company’s customers and partners, and the development of treatments and vaccines. Even after the COVID-19 pandemic has subsided, the Company may experience material adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. The Company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$250,540	$223,117
Restricted cash included in other long-term assets	386	380
Total cash, cash equivalents, and restricted cash	$250,926	$223,497

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Inventory

Inventory consists of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products. Inventory was $2.8 million and $2.4 million at June 30, 2020 and December 31, 2019, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities. The tax credit is deductible from French income tax and any excess is carried forward three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of June 30, 2020, the Company had approximately $13.7 million of receivables from the French government related to CIR, of which $2.5 million was recorded in income tax receivable and the remaining $11.2 million was recorded in other long-term assets. As of December 31, 2019, the Company had approximately $12.1 million of receivables from the French government related to CIR, of which $2.5 million was recorded in income tax receivable and the remaining $9.6 million was recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

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

During the quarter ended June 30, 2020, the third party holder sold 133,336 shares on the open market and as a result, the issuance value of those shares was reclassified into permanent equity out of mezzanine equity. The remaining 66,664 shares shall remain as mezzanine equity until one of the following three events take place: (1) the shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt, net of current portion on the consolidated balance sheets. The Company did not receive any lease concessions related to COVID-19 that had a material effect on the Company’s consolidated financial statements.

Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign exchange loss (gain)	$704	$(237)	$(32)	$180
Other	(384)	(268)	(1,038)	(295)
Other expense (income), net	$320	$(505)	$(1,070)	$(115)

2.	Recent accounting guidance

Accounting standards adopted

Credit Losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The ASU significantly changes how entities will measure credit losses on most financial assets. The Company adopted ASU 2016-13 effective January 1, 2020 and recorded a cumulative effect adjustment to retained earnings of $0.4 million related to the adoption of ASU 2016-13; prior periods have not been adjusted. Under this new accounting standard, beginning January 1, 2020, an allowance for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of an allowance for doubtful accounts of $2.4 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively.

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

Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheets as accounts receivable, net and other accrued expenses and current liabilities. These amounts are reported on a net basis in the consolidated statements of operations and do not impact reported revenues or expenses. Certain hardware revenue is included within software revenue and is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to end customers.

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

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software revenue:
Term licenses	$43,260	$45,974	$112,641	$111,031
Perpetual licenses	7,758	10,679	15,920	22,243
Maintenance	28,885	25,333	57,093	48,085
Professional services and other	1,930	2,422	4,622	6,340
Total software revenue	$81,833	$84,408	$190,276	$187,699

The Company derived approximately 10% of its total revenue through indirect sales channels for the six months ended June 30, 2020 and 2019.

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

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of June 30, 2020, and December 31, 2019, capitalized costs to obtain a contract were $3.0 million and $2.3 million, respectively, recorded in prepaid and other current assets, and $0.8 million and $0.8 million, respectively, recorded in other long-term assets. Amortization expense was $1.0 million and $1.6 million for the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2019, respectively. Amortization expense was included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At June 30, 2020 and December 31, 2019, contract assets were $5.6 million and $4.5 million, respectively, recorded in accounts receivable, and $2.3 million and $2.7 million, respectively, recorded in prepaid expenses and other current assets.

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

Approximately $53.7 million of revenue recognized during the six months ended June 30, 2020, was included in the deferred revenue balances at the beginning of the year. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $117.9 million as of June 30, 2020, of which the Company expects to recognize approximately 82% of the revenue over the next 12 months and the remainder thereafter.
4.	Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Land	$9,871	$9,942
Building and improvements	15,521	15,512
Computer equipment and software	38,157	37,361
Office furniture, equipment and other	8,173	8,029
Leasehold improvements	8,885	9,014
Right-of-use assets under finance leases	2,804	2,745
Total property and equipment	83,411	82,603
Less: accumulated depreciation and amortization	48,955	46,306
Property and equipment, net	$34,456	$36,297

Depreciation expense, including amortization of right-of-use assets under finance leases, was $2.0 million and $3.8 million for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2019, respectively.

5.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, were as follows (in thousands):

Balance at December 31, 2019	$233,683
Acquisitions	2,292
Effects of foreign currency translation and other	(2,489)
Balance at June 30, 2020	$233,486

In May 2020, the Company acquired the WRAP software business from Swedish company, WRAP International AB. This acquisition will be accounted for as a business combination under the acquisition method of accounting. At June 30, 2020, the net purchase price was reported in goodwill in the consolidated balance sheet pending fair value allocation. This acquisition is not material to the Company’s consolidated financial statements.

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	June 30, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$59,286	$30,125	$29,161
Customer relationships	7-10 years	31,958	13,528	18,430
Other intangibles	10 years	178	54	124
Total definite-lived intangible assets		91,422	43,707	47,715
Indefinite-lived intangible assets:
Trade names		10,462		10,462
Total other intangible assets		$101,884	$43,707	$58,177

	December 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$60,916	$25,838	$35,078
Customer relationships	7-10 years	32,582	11,575	21,007
Other intangibles	10 years	111	62	49
Total definite-lived intangible assets		93,609	37,475	56,134
Indefinite-lived intangible assets:
Trade names		10,941		10,941
Total other intangible assets		$104,550	$37,475	$67,075

Amortization expense related to intangible assets was $3.7 million and $7.5 million for the three and six months ended June 30, 2020, respectively, and $3.6 million and $7.1 million for the three and six months ended June 30, 2019, respectively.

The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for its products and the impact on its business. Based on the Company’s interim impairment assessment, there were no indicators of impairment identified during the second quarter of 2020. Notwithstanding this conclusion, if business conditions were to deteriorate in a significant manner or for an extended duration, the likelihood of impairment would increase, and the Company would again assess whether events or changes in circumstances indicate that an asset impairment that is more likely than not exists. Specifically, certain non-amortizing intangible assets from recent acquisitions valued on the basis of short-term forecasts of revenue will be re-assessed for indicators of impairment and it is possible that an impairment charge will be reflected in the future should COVID-19 business conditions worsen or extend substantially in duration.

The allocation of fair value of purchase consideration of the Company’s 2019 acquisitions was finalized in the first quarter of 2020, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

6.	Debt

The carrying value of debt is as follows (in thousands):

	June 30,	December 31,
	2020	2019
Convertible senior notes	$230,000	$230,000
Obligations for finance leases	1,040	1,174
Total debt	231,040	231,174
Less: unamortized debt discount	42,070	46,820
Less: unamortized debt issuance costs	5,105	5,686
Less: current portion of long-term debt	456	430
Long-term debt, net of current portion	$183,409	$178,238

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

During the quarter ended June 30, 2020, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of June 30, 2020.

As of June 30, 2020, the “if converted value” did not exceed the principal amount of the Convertible Notes.

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

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Principal	$230,000	$230,000
Less: unamortized debt discount	42,070	46,820
Less: unamortized debt issuance costs	5,105	5,686
Net carrying amount	$182,825	$177,494

The net carrying value of the equity component of the Convertible Notes was $50.0 million at both June 30, 2020 and December 31, 2019.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$144	$25	$288	$25
Amortization of debt issuance cost and discount	2,683	447	5,330	447
Total	$2,827	$472	$5,618	$472

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

As of June 30, 2020, the Company had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

At June 30, 2020, the Company was in compliance with all the above financial covenants.

7.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	June 30,	December 31,
	2020	2019
Income taxes payable	$5,735	$6,008
Accrued VAT	5,298	5,312
Accrued professional fees	3,538	2,581
Accrued royalties	1,971	2,314
Defined contribution plan liabilities	1,453	1,593
Obligations for acquisition of businesses	1,362	1,362
Billings in excess of cost	583	879
Non-income tax liabilities	511	1,253
Other current liabilities	6,960	7,301
Total	$27,411	$28,603

The following table provides details of other long-term liabilities (in thousands):

	June 30,	December 31,
	2020	2019
Pension and other post retirement liabilities	$10,687	$10,379
Deferred tax liabilities	6,397	6,275
Other liabilities	2,906	10,018
Total	$19,990	$26,672

8.	Fair value measurements

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. At June 30, 2020, the fair value of the Convertible Notes was $242.5 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

9.	Net (loss) income per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$(10,223)	$(3,120)	$(4,193)	$9,899
Denominator:
Denominator for basic (loss) income per share— weighted average shares	72,999	71,373	72,811	71,081
Effect of dilutive securities, stock options and RSUs	—	—	—	5,936
Denominator for dilutive (loss) income per share	72,999	71,373	72,811	77,017
Net (loss) income per share attributable to common stockholders, basic	$(0.14)	$(0.04)	$(0.06)	$0.14
Net (loss) income per share attributable to common stockholders, diluted	$(0.14)	$(0.04)	$(0.06)	$0.13

The computation of diluted (loss) income per share does not include shares that are anti-dilutive under the treasury stock method because their exercise prices are higher than the average fair value of the Company’s stock during the period or due to a net loss in the period. For each of the three and six months ended June 30, 2020, there were 4.5 million anti-dilutive stock options excluded from the computation of (loss) income per share. For the three months ended June 30, 2019, there were 5.6 million anti-dilutive stock options excluded from the computation of (loss) income per share. For the six months ended June 30, 2019, there were no anti-dilutive shares excluded from the computation of income per share.

The Company expects to settle the principal amount of the Convertible Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the three and six months ended June 30, 2020, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

10.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 3,246,119 stock options with an exercise price of $0.000025 remain outstanding at June 30, 2020. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	3,557,436	$0.000025	17.0	$127.8
Exercised	(311,317)	$0.000025
Forfeited	—	—
Outstanding and exercisable at June 30, 2020	3,246,119	$0.000025	16.5	$129.0

The total intrinsic value of the NSO Plan stock options exercised during the six months ended June 30, 2020, was $10.4 million.

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

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	103,000	$0.64	1.0	$3.6
Exercised	(65,500)	$0.64
Forfeited	—	—
Outstanding and exercisable at June 30, 2020	37,500	$0.64	0.5	$1.5

The total intrinsic value of the ISO Plan stock options exercised during the six months ended June 30, 2020, was $1.9 million.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2020, totaled $0.3 million, and is expected to be recognized over a weighted average period of 0.9 years.

The following table summarizes the stock option activity under the 2012 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	1,183,817	$4.23	6.1
Granted	—	—
Exercised	(116,968)	$3.79
Forfeited	(7,100)	$4.56
Outstanding at June 30, 2020	1,059,749	$4.28	5.6
Exercisable at June 30, 2020	925,859	$4.15	5.5	$33.0

The total intrinsic value of the 2012 Plan stock options exercised during the six months ended June 30, 2020, was $3.9 million.

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. As of January 1, 2020, the 2017 Plan had 10,277,034 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2020	781,301
Granted	565,723
Vested	(193,684)
Forfeited	(16,313)
Outstanding at June 30, 2020	1,137,027

The weighted average grant date fair value of the RSUs was $33.73 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2020, totaled $62.9 million, and is expected to be recognized over a weighted average period of approximately three years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	20,000	$38.11	9.2
Granted	2,121,454	$39.48
Exercised	—	$—
Forfeited	(3,472)	$38.38
Outstanding at June 30, 2020	2,137,982	$39.48	9.9
Exercisable at June 30, 2020	5,158	$37.84	8.5	$0.01

In addition to the stock options granted above, the Company expects to grant an additional 2.0 million stock options on December 2, 2020, with an exercise price reflecting the fair value on that date. Recipients of the December 2, 2020, deferred stock option award must be employed on that date in order to receive the grant. The Company has concluded that the grant date for this deferred award is December 2, 2020, and this grant will not be reflected in the table above until the fourth quarter of 2020.

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

The fair values of the Company’s stock options granted during the six months ended June 30, 2020, were estimated using the following assumptions:

2020 grants
Weighted average grant date fair value per share	$ 38.11 - 39.82
Expected volatility	35 - 42%
Expected term (in years)	6.25
Risk-free interest rate	0.46 - 1.80%
Expected dividend yield	0%

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•	Expected Term. The Company used the simplified method to determine the expected term.
•	Risk-Free Interest Rate. The Company based the risk-free interest rate on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected term of the option.
•

Expected Volatility. As the Company does not have an extensive trading history for its common stock, the expected volatility was derived using the historical volatility of the returns of comparable publicly traded companies combined with the brief trading history of the Company’s common stock.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue – software	$552	$279	$918	$343
Research and development	1,830	579	3,258	937
Sales and marketing	1,273	475	2,000	937
General and administrative	879	747	1,529	1,075
Total stock-based compensation expense	$4,534	$2,080	$7,705	$3,292

11.	Income taxes

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

The Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2020 and 2019, were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense	$2,768	$(167)	$7,420	$3,921
Effective tax rate	(37%)	5%	230%	28%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019, also includes net discrete expense of $3.7 million and net discrete benefit of $1.2 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and other adjustments.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to COVID-19. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides a temporary relaxation of the limitation (reflected in section 163(j) of the Internal Revenue Code) on business interest expense deductions to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, and an election to use 2019 adjusted taxable income for tax years beginning in 2020. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material tax benefit. The Company also does not expect the relaxation of section 163(j) provisions to have a material tax benefit since the Company is expected to be in a net interest income position. In addition, the Company has evaluated the COVID-19 related legislation globally and does not expect the legislation to have a material tax impact on the Company. Further, on July 23, 2020, the Department of Treasury published final regulations under the global intangible low-taxed income and Subpart F provisions of the Internal Revenue Code regarding the treatment of income that is subject to a high rate of foreign tax (“high-tax exclusion”). These regulations, among other things, permit U.S. shareholders of foreign corporations to make an election for a controlled foreign corporation to exclude from subpart F income any item of income received by the controlled foreign corporation if that income is subject to an effective tax rate greater than 90% of the maximum U.S. corporate income tax rate of 21%. The Company is in the process of evaluating the impact of these regulations and has not determined if an election should be made to avail the high-tax exclusion for tax years beginning January 1, 2018 or later.

12.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2020	$(6,928)	$(2,600)	$(9,528)
Other comprehensive (loss) income before reclassification	(5,018)	81	(4,937)
Amounts reclassified from accumulated other comprehensive loss	—	87	87
Tax effects	—	—	—
Other comprehensive (loss) income	(5,018)	168	(4,850)
Balance at June 30, 2020	$(11,946)	$(2,432)	$(14,378)

13.	Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. After relevant submissions by the Company and the STA, the Court of Appeals held a hearing on February 20, 2020. On March 27, 2020, the Court of Appeals issued its finding in favor of the STA. Pursuant to requirements in Sweden, the Company paid the assessed tax, penalties and interest on April 24, 2020. The Company, in accordance with its right to appeal the ruling to the Administrative Supreme Court of Sweden, filed an appeal of the Court of Appeals ruling citing specific grounds for reconsideration. Whether the Administrative Supreme Court will agree to hear the appeal is unknown at present. Further, even if the Administrative Supreme Court agrees to hear the appeal, there is no assurance that it will rule in favor of the Company.

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

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore, no asset information is provided for reportable segments. The accounting policies of the segments are the same as those described in Note 1 – Organization and summary of significant accounting policies.

The following tables are in thousands:

Three months ended June 30, 2020	Software	CES	All other	Total
Revenue	$87,277	$9,640	$1,644	$98,561
Adjusted EBITDA	$5,102	$977	$(330)	$5,749

Three months June 30, 2019	Software	CES	All other	Total
Revenue	$92,315	$12,412	$2,046	$106,773
Adjusted EBITDA	$5,207	$1,467	$(1,509)	$5,165

Six months ended June 30, 2020	Software	CES	All other	Total
Revenue	$202,654	$23,518	$3,852	$230,024
Adjusted EBITDA	$25,566	$2,479	$(624)	$27,421

Six months ended June 30, 2019	Software	CES	All other	Total
Revenue	$205,378	$24,462	$4,792	$234,632
Adjusted EBITDA	$29,249	$2,573	$(2,673)	$29,149

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$5,749	$5,165	$27,421	$29,149
Stock-based compensation expense	(4,534)	(2,080)	(7,705)	(3,292)
Interest expense	(2,843)	(590)	(5,656)	(860)
Interest income and other (1)	(194)	(508)	460	(709)
Depreciation and amortization	(5,633)	(5,274)	(11,293)	(10,468)
(Loss) income before income taxes	$(7,455)	$(3,287)	$3,227	$13,820
(1)

Includes $0.6 million of severance expense for the three and six months ended June 30, 2020. Includes $0.8 million and $1.0 million of impairment charges for royalty contracts for the three and six months ended June 30, 2019, respectively.

15. Subsequent events

In July 2020, the Company acquired all of the outstanding capital stock of S&Wise Co., Ltd., a Korean corporation (“S&Wise”). S&Wise is a leading provider of polyurethane foaming simulation. The S&Wise solver and technology complements the Company’s existing manufacturing simulation offerings including casting, forming, mold-filling, extrusion, and additive manufacturing.

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

Altair also provides Client Engineering Services, or CES, to support our customers with long-term ongoing expertise. This has the benefit of embedding us within customers, deepening our understanding of their processes, and allowing us to more quickly perceive trends in the overall market. Our presence at our customers’ sites (currently substantially limited to remote presence in response to COVID-19) helps us to better tailor our software products’ research and development, or R&D, and sales initiatives.

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic, and a public health emergency of international concern. The global spread of COVID-19 has created significant volatility and uncertainty. Such conditions are expected to continue to persist. To limit the spread of COVID-19, governments have taken various actions from time to time including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating or other activities. This has negatively impacted several of the markets we serve, including the automotive and aerospace markets.

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

The uncertain impact from the rapidly changing market and economic conditions due to COVID-19 has disrupted the business of many of our customers and partners. These disruptions have had an adverse effect on our business and consolidated results of operations and could impact our financial condition in the future. For example, a negative impact on our customers may cause them to request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts or cancelations, and a reduction in demand for software related and client engineering services. These actions could have a negative impact on our financial results and liquidity. While adjustments in costs have been undertaken to mitigate the potential loss of revenue, including through the reduction in use of outside contractors and furloughing those employees associated with client engineering services for whom their associated customer contracts were interrupted or terminated, we believe that it is important on a long term basis to retain much of the deeply technical and specialized engineering resources typically engaged in providing software related services.

We have adopted several measures in response to COVID-19 adhering to local and regional restrictions, including instructing employees to work from home, adjusting our expenses and cash flow to correlate with potential declines in billings and cash collections from customers, shifting certain of our customer events to online-only webcasts and restricting non-critical business travel by our employees. Historically, a portion of field sales, professional services and other activities were conducted in person. Currently, because of travel restrictions related to COVID-19, substantially all of our sales, professional services and other activities are being conducted virtually. We have developed contingency plans to reduce costs further if the current situation changes. We continue to actively monitor business conditions and government mandates related to COVID-19 and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our associates, customers, suppliers and shareholders.

Throughout this period, our response is focused on maintaining the health and safety of our employees, customers, and partners. We are committed to, and we believe we are capable of continuing to provide the same excellent level of service and technical support for our customers during these uncertain times. Our team is comfortable and highly experienced with remote collaboration, as it is a normal part of our global culture. During this crisis, customers working remotely can move their existing licenses from their on-premise servers to servers utilizing hosted Altair Units, or request temporary term-based software licenses for increased productivity and security. We are also providing access to an increased number of online training, marketing and sales resources.

We have almost entirely converted our business to being capable of operating nearly 100% “virtual” as required under COVID-19 restrictions, leveraging our global technology infrastructure.  While we are capable of sustained operations primarily in a virtual environment, we expect that we will gradually resume normal operations, when permitted, based on local conditions and restrictions, with the primary focus of preserving employee welfare, while continuing to support customers. We have undertaken many measures to manage ongoing operating expenses given the uncertainties with the COVID-19 environment. Specifically, we have introduced temporary wage reductions, or other measures, in accordance with local labor laws and regulations, to reduce near term compensation costs. We have, where possible, negotiated reductions in costs for consultants, professional and advisory fees, and other costs. Given global travel restrictions, we have substantially reduced expenses for travel related costs while many sales and marketing activities have reverted to being virtualized, further reducing certain expenditures on a net basis.

COVID-19 restrictions have begun to ease in certain jurisdictions, and we have been able to re-open offices in certain countries. On the other hand, certain jurisdictions that eased restrictions have subsequently heightened their restrictions. We have taken proactive steps to protect the health and safety of our employees, customers, and partners, preparing our offices for a safe return in compliance with local and regional regulations and requirements enacting rigorous safety measures, including employee training and self-monitoring for symptoms of COVID-19. Adhering to local and regional requirements, these measures include a combination of the taking of all employee temperatures upon reporting to work, encouraging employees to continue to work from home, implementing social distancing protocols, maintaining suspension of travel, instituting facility protocols and cleaning guidelines, establishing hand sanitizer stations, disinfecting workspaces, and requiring the wearing of masks with respect to those employees who must be physically present in their workplace. In the event an employee contracts the virus and tests positive for COVID-19, we have mandated quarantining and have instructed employees not to return to work until such time that they have been cleared to do so. We expect to continue to practice these measures until we determine that COVID-19 is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and partners.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. The value of the U.S. dollar has fluctuated in comparison to certain foreign currencies, including in Europe, driven by COVID-19 events and news. Since we have substantial international operations that arise from our normal business operations, our financial results in 2020 are expected to be impacted by COVID-19 driven variations in foreign currency exchange rates, apart from the traditional elements that underly foreign currency exchange rate changes.

We have performed an assessment of certain tangible and intangible assets to determine whether events or changes in circumstances caused by the COVID-19 pandemic resulted in indicators of impairment as of June 30, 2020. Based on present expectations, we determined that it is not more likely than not that indicators of impairment existed as of June 30, 2020. Notwithstanding this conclusion, if business conditions were to deteriorate in a significant manner or for an extended duration within our customer base, the likelihood of impairment would increase, and we would again assess whether events or changes in circumstances indicate that an asset impairment that is more likely than not exists. Specifically, certain non-amortizing intangible assets from recent acquisitions valued on the basis of short-term forecasts of revenue will be re-assessed for indicators of impairment and it is possible that an impairment charge will be reflected in the future should COVID-19 business conditions worsen or extend substantially in duration.

As reflected in our period to period analysis below, we believe the emergence of COVID-19 has negatively affected our results of operations. COVID-19’s impact on some of our customers has primarily contributed to the decrease in revenue for software related and client engineering services. Our software product revenue has been affected by elongated sales cycles, greater challenges in securing renewals, as well as new and expansion business. While we continue to robustly engage with our customers, primarily virtually, to mitigate the uncertain extent of the negative impact of COVID-19 on our customers, our ability to attract, serve, retain or expand customers will continue to be uncertain. Existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. In certain cases, we provided longer than normal payment terms to certain of our customers; however, the terms are less than one year, and we do not expect this to materially affect our consolidated financial statements. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the initial outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, the development of treatments and vaccines, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three and six months ended June 30, 2020, as compared to the three and six months ended June 30, 2019. To present this information, the results for 2020 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2019. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Net income, Adjusted EBITDA and Billings, are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2020
Revenue	$(1,471)	$(3,071)
Net income	$11	$(345)
Adjusted EBITDA	$(7)	$(316)
Billings	$(1,152)	$(4,046)

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

Altair Units

In July 2020, we introduced Altair Units, our new, unified licensing system that gives access to every Altair product and the power to solve on any scale. The new model delivers enhanced inclusivity at various price points and will allow customers to maximize their software value.

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

Results of operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Increase / (decrease)	Six Months Ended June 30,		Increase / (decrease)
(in thousands)	2020	2019	%	2020	2019	%
Revenue:
Software	$81,833	$84,408	(3%)	$190,276	$187,699	1%
Software related services	5,444	7,907	(31%)	12,378	17,679	(30%)
Total software and related services	87,277	92,315	(5%)	202,654	205,378	(1%)
Client engineering services	9,640	12,412	(22%)	23,518	24,462	(4%)
Other	1,644	2,046	(20%)	3,852	4,792	(20%)
Total revenue	98,561	106,773	(8%)	230,024	234,632	(2%)
Cost of revenue:
Software	11,353	12,384	(8%)	27,331	26,736	2%
Software related services	4,656	6,612	(30%)	10,145	13,130	(23%)
Total software and related services	16,009	18,996	(16%)	37,476	39,866	(6%)
Client engineering services	7,789	10,033	(22%)	19,107	19,833	(4%)
Other	1,283	1,994	(36%)	2,995	4,209	(29%)
Total cost of revenue	25,081	31,023	(19%)	59,578	63,908	(7%)
Gross profit	73,480	75,750	(3%)	170,446	170,724	—%
Operating expenses:
Research and development	28,970	29,829	(3%)	60,437	57,345	5%
Sales and marketing	25,806	26,221	(2%)	53,905	52,672	2%
General and administrative	20,248	19,851	2%	42,594	40,180	6%
Amortization of intangible assets	3,692	3,600	3%	7,532	7,128	6%
Other operating income, net	(944)	(549)	72%	(1,835)	(1,166)	57%
Total operating expenses	77,772	78,952	(1%)	162,633	156,159	4%
Operating (loss) income	(4,292)	(3,202)	34%	7,813	14,565	(46%)
Interest expense	2,843	590	382%	5,656	860	558%
Other expense (income), net	320	(505)	NM	(1,070)	(115)	NM
(Loss) income before income taxes	(7,455)	(3,287)	127%	3,227	13,820	(77%)
Income tax expense (benefit)	2,768	(167)	NM	7,420	3,921	89%
Net (loss) income	$(10,223)	$(3,120)	228%	$(4,193)	$9,899	(142%)
Other financial information:
Billings(1)	$98,870	$108,038	(8%)	$226,805	$241,919	(6%)
Adjusted EBITDA(2)	$5,749	$5,165	11%	$27,421	$29,149	(6%)
Net cash provided by operating activities	$5,365	$6,553	(18%)	$33,401	$31,868	5%
Free cash flow(3)	$4,479	$4,469	—%	$30,871	$25,201	22%
NM	Not meaningful.
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

The following table sets forth our revenue growth on a constant currency basis for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Change	Constant currency change(1)	Six Months Ended June 30,		Change	Constant currency change(1)
(dollars in thousands)	2020	2019	%	%	2020	2019	%	%
Revenue:
Software	$81,833	$84,408	(3%)	(2%)	$190,276	$187,699	1%	3%
Software related services	5,444	7,907	(31%)	(30%)	12,378	17,679	(30%)	(29)%
Total software and related services	87,277	92,315	(5%)	(4)%	202,654	205,378	(1%)	—%
Client engineering services	9,640	12,412	(22%)	(22)%	23,518	24,462	(4%)	(3)%
Other	1,644	2,046	(20%)	(20%)	3,852	4,792	(20%)	(20%)
Total revenue	$98,561	$106,773	(8%)	(6%)	$230,024	$234,632	(2%)	(1%)
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended June 30, 2020 and 2019

Revenue

Total revenue decreased by $8.2 million, or 8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease was primarily attributable to the slowdown in economic activity by our customers due to COVID-19.

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software revenue	$81,833	$84,408	$(2,575)	(3%)
As a percent of software segment revenue	94%	91%
As a percent of consolidated revenue	83%	79%

The 3% decrease in our software revenue for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily the result of a decrease in software license and services revenue recognized in the current quarter due to the above-mentioned slowdown in economic activity by our customers.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software related services revenue	$5,444	$7,907	$(2,463)	(31%)
As a percent of software segment revenue	6%	9%
As a percent of consolidated revenue	6%	7%

Software related services revenue decreased 31% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily the result of customers reducing their demand for these services due to COVID-19.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Client engineering services revenue	$9,640	$12,412	$(2,772)	(22%)
As a percent of consolidated revenue	10%	12%

CES revenue decreased 22% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. In response to COVID-19, some of our CES customers furloughed staff positions, while some other customers have reduced CES staff working hours or reduced billing rates. We have acted in concert with those customers to furlough or curtail the hours and compensation of those impacted employees until such time as our customers return to normal staffing, billing rates or required working hours.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other revenue	$1,644	$2,046	$(402)	(20%)
As a percent of consolidated revenue	2%	2%

The 20% decrease in other revenue for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, was primarily due to lower revenue from decreased unit sales from toggled, our LED lighting business, driven by COVID-19.

Cost of revenue

 Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software revenue	$11,353	$12,384	$(1,031)	(8%)
As a percent of software revenue	14%	15%
As a percent of consolidated revenue	12%	12%

Cost of software revenue decreased by $1.0 million, or 8%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease in the current year period was due to decreased travel expense of $0.6 million and decreased employee compensation and related costs of $0.4 million, partially offset by increased stock-based compensation expense of $0.3 million and increased healthcare costs of $0.2 million.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software related services revenue	$4,656	$6,612	$(1,956)	(30%)
As a percent of software related services revenue	86%	84%
As a percent of consolidated revenue	5%	6%

Cost of software related services revenue decreased 30% for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in the current year period was primarily due to a decrease in employee compensation and related costs due to a decline in consulting services and a decrease in travel expenses as a result of COVID-19 restrictions.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of client engineering services revenue	$7,789	$10,033	$(2,244)	(22%)
As a percent of client engineering services revenue	81%	81%
As a percent of consolidated revenue	8%	9%

Cost of CES revenue decreased 22% for the three months ended June 30, 2020, consistent with the decrease in revenue, as compared to the three months ended June 30, 2019, We have acted in concert with our customers reduced demand to furlough or curtail the hours and compensation of employees until such time as our customers return to normal staffing or required working hours.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of other revenue	$1,283	$1,994	$(711)	(36%)
As a percent of other revenue	78%	97%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased 36%, for the three months ended June 30, 2020, as a result of lower sales volumes and lower product unit costs for our LED lighting business, as compared to the three months ended June 30, 2019.

Gross profit

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Gross profit	$73,480	$75,750	$(2,270)	(3%)
As a percent of consolidated revenue	75%	71%

Gross profit decreased by $2.3 million, or 3%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease in gross profit was primarily attributable to lower revenue as a result of the slowdown in economic activity due to COVID-19.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Research and development	$28,970	$29,829	$(859)	(3%)
As a percent of consolidated revenue	29%	28%

Research and development expenses decreased by $0.9 million, or 3%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This decrease was primarily attributable to lower employee compensation and related expense of $2.0 million from temporary compensation reductions made in the second quarter of 2020, offset by headcount increases from acquisitions in the fourth quarter of 2019, as well as a decrease in travel expenses of $0.7 million as a result of COVID-19 restrictions. These decreases were partially offset by a $1.3 million increase in stock-based compensation expense and a $0.5 million increase in healthcare costs.

Sales and marketing

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Sales and marketing	$25,806	$26,221	$(415)	(2%)
As a percent of consolidated revenue	26%	25%

Sales and marketing expenses decreased by $0.4 million, or 2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Travel and trade show related expense decreased by $3.0 million from suspension or cancellation of certain in-person sales and marketing activities as a result of COVID-19. These decreases were partially offset by a $1.4 million increase in employee compensation and related expense, primarily due to increased headcount, an $0.8 million increase in stock-based compensation expense and a $0.3 million increase in healthcare costs.

General and administrative

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
General and administrative	$20,248	$19,851	$397	2%
As a percent of consolidated revenue	21%	19%

General and administrative expenses increased by $0.4 million, or 2%, for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily attributable to a $0.5 million increase in consulting expense, a $0.3 million increase in healthcare costs, a $0.2 million increase in software maintenance. These increases were partially offset by a $0.8 million decrease in employee compensation and related expense from temporary compensation reductions made in the second quarter of 2020,

Amortization of intangible assets

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Amortization of intangible assets	$3,692	$3,600	$92	3%
As a percent of consolidated revenue	4%	3%

Amortization of intangible assets for the three months ended June 30, 2020 was consistent with the three months ended June 30, 2019.

Other operating income, net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other operating income, net	$(944)	$(549)	$395	72%
As a percent of consolidated revenue	(1%)	(1%)

Other operating income, net increased $0.4 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The three months ended June 30, 2019, included $0.8 million of impairment charges for royalty contracts, which we did not have in the current year. This decrease in expenses was offset in part by an increase in the provision for bad debt and a reduction in grant income in the current quarter.

Interest expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Interest expense	$2,843	$590	$2,253	382%
As a percent of consolidated revenue	3%	1%

Interest expense increased $2.3 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in interest expense was primarily the result of amortization of the debt discount and issuance costs on the Convertible Notes in the current year.

Other expense (income), net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other expense (income), net	$320	$(505)	$825	NM
As a percent of consolidated revenue	—%	—%

Other expense (income), net increased by $0.8 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase was primarily as result of foreign currency fluctuations in the United States dollar relative to other functional currencies during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

 Income tax expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Income tax expense (benefit)	$2,768	$(167)	$2,935	NM

The effective tax rate was -37% and 5% for the three months ended June 30, 2020 and 2019, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended June 30, 2020 and 2019, also includes net discrete expense of $1.7 million and net discrete benefit of $0.1 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Net loss	$(10,223)	$(3,120)	$7,103	228%

Net loss increased by $7.1 million for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. This increase in net loss was primarily attributable to the slowdown in economic activity due to COVID-19.

Six months ended June 30, 2020 and 2019

Revenue

Total revenue decreased by $4.6 million, or 2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease was primarily attributable to reduced demand for our software related services in response to COVID-19.

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software revenue	$190,276	$187,699	$2,577	1%
As a percent of software segment revenue	94%	91%
As a percent of consolidated revenue	83%	80%

The 1% increase in our software revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily the result of an increase in software maintenance revenue recognized, partially offset by a decrease in software license and professional services in the current year.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software related services revenue	$12,378	$17,679	$(5,301)	(30%)
As a percent of software segment revenue	6%	9%
As a percent of consolidated revenue	5%	8%

Software related services revenue decreased 30% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This decrease was primarily the result of customers reducing their demand for these services at this point in the business cycle, coupled with the impact of COVID-19 on their business operations.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Client engineering services revenue	$23,518	$24,462	$(944)	(4%)
As a percent of consolidated revenue	10%	10%

Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions. As noted above in response to COVID-19, in April some of our CES customers furloughed staff positions, while some other customers reduced CES staff working hours or reduced billing rates. We have acted in concert with those customers to furlough or curtail the hours and compensation of those impacted employees until such time as our customers return to normal staffing, billing rates, or required working hours. The 4% decrease in CES revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, reflects those steps, offset in part by our ability to fulfill demand for our client engineering services in the first quarter of 2020.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other revenue	$3,852	$4,792	$(940)	(20%)
As a percent of consolidated revenue	2%	2%

The 20% decrease in other revenue for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, was primarily due to lower revenue from decreased unit sales at lower selling prices from toggled, our LED lighting business, and decreased royalty income of $0.3 million. The decrease in unit sales was driven by COVID-19.

Cost of revenue

 Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software revenue	$27,331	$26,736	$595	2%
As a percent of software revenue	14%	14%
As a percent of consolidated revenue	12%	11%

Cost of software revenue increased by $0.6 million, or 2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase in the current year was due to increased employee compensation and related costs of $1.4 million, primarily due to increased headcount, increased stock-based compensation expense of $0.6 million and increased healthcare costs of $0.5 million. These increases in expenses were partially offset by decreases in travel expense and hardware costs of $0.8 million and $0.7 million, respectively, as compared to the six months ended June 30, 2019.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software related services revenue	$10,145	$13,130	$(2,985)	(23%)
As a percent of software related services revenue	82%	74%
As a percent of consolidated revenue	4%	6%

Cost of software related services revenue decreased 23% for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in the current year period was primarily due to a decrease in employee compensation and related costs due to a decline in consulting services.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of client engineering services revenue	$19,107	$19,833	$(726)	(4%)
As a percent of client engineering services revenue	81%	81%
As a percent of consolidated revenue	8%	8%

Cost of CES revenue decreased 4% for the six months ended June 30, 2020, consistent with the decrease in revenue, as compared to the six months ended June 30, 2019. In response to reduced customer demand for these services, we furloughed or curtailed the hours and compensation of employees until such time as our customers return to normal staffing or required working hours.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of other revenue	$2,995	$4,209	$(1,214)	(29%)
As a percent of other revenue	78%	88%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased 29%, for the six months ended June 30, 2020, as a result of the decrease in revenue, as compared to the six months ended June 30, 2019. This decrease is due to cost reductions for products sold and lower sales volumes for our LED lighting business.

Gross profit

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Gross profit	$170,446	$170,724	$(278)	—%
As a percent of consolidated revenue	74%	73%

Gross profit for the six months ended June 30, 2020, was consistent with the six months ended June 30, 2019. While our gross profit is consistent compared to the prior period, lower revenue as a result of the slowdown in economic activity due to COVID-19 impacted the quarter ended June 30, 2020, as mentioned above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Research and development	$60,437	$57,345	$3,092	5%
As a percent of consolidated revenue	26%	24%

Research and development expenses increased by $3.1 million, or 5%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily attributable to a $2.3 million increase in stock-based compensation expense, a $0.8 million increase in employee compensation and related expense as a result of increased headcount from acquisitions in the fourth quarter of 2019, and a $0.7 million increase in healthcare costs, partially offset by a $0.8 million decrease in travel expense.

Sales and marketing

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Sales and marketing	$53,905	$52,672	$1,233	2%
As a percent of consolidated revenue	23%	22%

Sales and marketing expenses increased by $1.2 million, or 2%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. Employee compensation and related expense increased $3.6 million, primarily due to increased headcount, stock-based compensation expense increased by $1.1 million, and healthcare costs increased by $0.7 million. These increases were partially offset by a decrease in travel and trade show related expense of $3.9 million from suspension or cancellation of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
General and administrative	$42,594	$40,180	$2,414	6%
As a percent of consolidated revenue	19%	17%

General and administrative expenses increased by $2.4 million, or 6%, for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily attributable to a $0.7 million increase in consulting expense, a $0.5 million increase in stock-based compensation expense, a $0.5 million increase in software maintenance expense, a $0.4 million increase in depreciation expense, a $0.3 million increase in healthcare costs and a $0.3 million increase in employee compensation and related expenses, partially offset by a reduction in professional fees of $1.0 million.

Amortization of intangible assets

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Amortization of intangible assets	$7,532	$7,128	$404	6%
As a percent of consolidated revenue	3%	3%

Amortization of intangible assets increased by $0.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This was attributable to an increase in the amortization of developed technology in the current year period as a result of acquisitions in the fourth quarter of 2019.

Other operating income, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other operating income, net	$(1,835)	$(1,166)	$669	57%
As a percent of consolidated revenue	(1%)	—%

Other operating income, net increased by $0.7 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, as a result of a reduction of impairment charges for royalty contracts compared to the prior period, partially offset by an increase in bad debt expense in the current year.

Interest expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Interest expense	$5,656	$860	$4,796	558%
As a percent of consolidated revenue	2%	—%

Interest expense increased $4.8 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in interest expense was primarily the result of amortization of the debt discount and issuance costs on the Convertible Notes in the current year.

Other income, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other income, net	$(1,070)	$(115)	$955	830%
As a percent of consolidated revenue	—%	—%

Other income, net increased by $1.0 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. This increase was primarily the result of an increase in interest income during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

 Income tax expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Income tax expense	$7,420	$3,921	$3,499	89%

The effective tax rate was 230% and 28% for the six months ended June 30, 2020 and 2019, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the six months ended June 30, 2020 and 2019, also includes net discrete expense of $3.7 million and net discrete benefit of $1.2 million, respectively, primarily related to changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net (loss) income

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Net (loss) income	$(4,193)	$9,899	$(14,092)	NM

Net income decreased by $14.1 million for the six months ended June 30, 2020, resulting in a net loss of $4.2 million, as compared to net income of $9.9 million for the six months ended June 30, 2019. This decrease in net income was primarily attributable to the increase in operating expenses and interest expense as described above.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Other financial data:
Billings	$98,870	$108,038	$226,805	$241,919
Adjusted EBITDA	$5,749	$5,165	$27,421	$29,149
Free Cash Flow	$4,479	$4,469	$30,871	$25,201

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$98,561	$106,773	$230,024	$234,632
Ending deferred revenue	80,348	73,806	80,348	73,806
Beginning deferred revenue	(80,039)	(72,541)	(83,567)	(66,519)
Billings	$98,870	$108,038	$226,805	$241,919

The following table provides a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net (loss) income	$(10,223)	$(3,120)	$(4,193)	$9,899
Income tax expense (benefit)	2,768	(167)	7,420	3,921
Stock-based compensation expense	4,534	2,080	7,705	3,292
Interest expense	2,843	590	5,656	860
Interest income and other (1)	194	508	(460)	709
Depreciation and amortization	5,633	5,274	11,293	10,468
Adjusted EBITDA	5,749	5,165	27,421	29,149
(1)

Includes $0.6 million of severance expense for the three and six months ended June 30, 2020. Includes 0.8 million and $1.0 million of impairment charges for royalty contracts for the three and six months ended June 30, 2019, respectively.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$33,401	$31,868
Capital expenditures	(2,530)	(6,667)
Free cash flow	$30,871	$25,201

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the six months ended June 30, 2020 and 2019, our recurring software license rate was 93% and 91%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services and proceeds from our initial public offering, follow-on offering and our convertible debt offering, as well as periodic draws on our credit facilities, when needed.

We have commenced the initial planning to update zoning to allow for future expansion of our corporate headquarters facilities on the adjacent property we own to enable development consistent with our long-term needs.  We have not yet determined the nature and scope of the overall timeline and investment beyond the immediate rezoning efforts necessary for our potential use in the future. Over the next 12 months, we expect to continue to advance this project, although we are considering the emerging business impacts of COVID-19 on the nature and timing of this project.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions.

Our existing cash and cash equivalents may fluctuate during fiscal 2020, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however the Company’s customer base is comprised primarily of larger organizations with previously strong liquidity and capital resources.

We believe that our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements for the next twelve months. We also believe that our financial resources, along with managing discretionary expenses, will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We will continue to evaluate our financial position as developments evolve relating to COVID-19.

Revolving credit facility

We have a $150.0 million credit facility with a maturity date of December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement allows us to request that the aggregate commitments under the 2019 Amended Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions.

As of June 30, 2020, we had no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. At June 30, 2020, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, see Note 6 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Cash flows

As of June 30, 2020, we had aggregate cash and cash equivalents of $250.5 million available for working capital purposes, acquisitions, and capital expenditures; $194.0 million of this aggregate amount was held in the United States and $46.9 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico and South America.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$33,401	$31,868
Net cash used in investing activities	(5,091)	(7,704)
Net cash provided by financing activities	267	192,144
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,148)	187
Net increase in cash, cash equivalents and restricted cash	$27,429	$216,495

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2020 was $33.4 million, which reflects an increase of $1.5 million compared to the six months ended June 30, 2019. This increase was the result of changes to our working capital position, offset in part by a decrease in our net income for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2020 was $5.1 million, which reflects a decrease of $2.6 million compared to the six months ended June 30, 2019. This decrease was primarily the result of a reduction in cash payments for capital expenditures in the six months ended June 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $0.3 million, compared to cash provided by financing activities of $192.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2019, we received aggregate proceeds of $223.1 million from our Convertible Notes offering, net of underwriters’ discounts and commissions, and we had net cash payments on our revolving commitment of $31.0 million. We did not have any borrowings for the six months ended June 30, 2020.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $1.2 million for the six months ended June 30, 2020, compared to favorable effects of exchange rate changes on cash, cash equivalents and restricted cash of $0.2 million for the six months ended June 30, 2019.

Off-balance sheet arrangements

Through June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting pronouncements

See Note 2 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

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

As of June 30, 2020, we had cash, cash equivalents and restricted cash of $250.9 million, consisting primarily of bank deposits and money market funds. At June 30, 2020, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeal in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. After relevant submissions by the Company and the STA, the Court of Appeals held a hearing on February 20, 2020.

On March 27, 2020, the Court of Appeals issued its finding in favor of the STA. Pursuant to requirements in Sweden, the Company paid the assessed tax, penalties and interest on April 24, 2020. The Company, in accordance with its right to appeal the ruling to the Administrative Supreme Court of Sweden, filed an appeal of the Court of Appeals ruling citing specific grounds for reconsideration.  Whether the Administrative Supreme Court will agree to hear the appeal is unknown at present.  Further, even if the Administrative Supreme Court agrees to hear the appeal, there is no assurance that it will rule in favor of the Company.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company is subject to legal proceedings for which there were no other material changes during the six months ended June 30, 2020.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic. The outbreak of the COVID-19 pandemic has significantly affected our customers, the global economy and financial markets. The full extent to which COVID-19 will impact global or regional economies will depend on future developments that are highly uncertain and cannot be accurately predicted. New information is likely to emerge concerning COVID-19 and the actions to contain it or treat it with uncertain economic impact on local, regional, national and international markets. The Company's future results of operations, financial condition and cash flows could be materially adversely affected by COVID-19, particularly if the pandemic persists for a significant amount of time causing a substantial longer-term contraction in business for the Company’s customer base, prior to eventual recovery.

Many governments have enacted a rapid massive global response leveraging monetary and fiscal policy to mitigate long term economic harm, while providing short term economic support. While the implementation of policy responses varies country by country, and regionally, the totality of the global response is based upon expectations that the response will serve to minimize the chance for a deep prolonged negative economic impact from COVID-19. Certain jurisdictions have begun to “re-open” their economies, within a relatively short time period of having engaged in substantial closure of most economic activity. Other jurisdictions have begun to consider moves to gradually “re-open” or have actually “re-opened”. In certain instances, governments deemed it necessary to reverse re-opening planning. The long term outcome of mitigation efforts is presently uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1*	Form of 2020 Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2020).

31.1*	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

ALTAIR ENGINEERING INC.

Date: August 6, 2020	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)