Form 10-Q
period 2020-09-30
Altair Engineering Inc.
filed 2020-11-05
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On October 19, 2020, there were 43,242,211 shares of the registrant’s Class A common stock outstanding and 30,415,116 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245,364	$223,117
Accounts receivable, net	88,514	104,984
Income tax receivable	7,091	7,264
Prepaid expenses and other current assets	18,834	17,092
Total current assets	359,803	352,457
Property and equipment, net	34,401	36,297
Operating lease right of use assets	33,302	28,134
Goodwill	270,651	233,683
Other intangible assets, net	56,741	67,075
Deferred tax assets	5,631	5,791
Other long-term assets	19,174	19,708
TOTAL ASSETS	$779,703	$743,145
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$430	$430
Accounts payable	5,413	8,585
Accrued compensation and benefits	33,932	30,676
Current portion of operating lease liabilities	10,062	9,141
Other accrued expenses and current liabilities	25,606	28,603
Deferred revenue	74,045	75,431
Total current liabilities	149,488	152,866
Long-term debt, net of current portion	215,945	178,238
Operating lease liabilities, net of current portion	24,395	20,174
Deferred revenue, non-current	8,513	8,136
Other long-term liabilities	21,123	26,672
TOTAL LIABILITIES	419,464	386,086
Commitments and contingencies
MEZZANINE EQUITY	784	2,352
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 42,870 and 41,271 shares as of September 30, 2020 and December 31, 2019, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 30,591 and 31,131 shares as of September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	464,803	446,633
Accumulated deficit	(95,491)	(82,405)
Accumulated other comprehensive loss	(9,864)	(9,528)
TOTAL STOCKHOLDERS’ EQUITY	359,455	354,707
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$779,703	$743,145

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue
License	$55,023	$46,853	$183,584	$180,127
Maintenance and other services	32,787	30,963	94,502	85,388
Total software	87,810	77,816	278,086	265,515
Software related services	6,170	7,956	18,548	25,635
Total software and related services	93,980	85,772	296,634	291,150
Client engineering services	10,868	12,803	34,386	37,265
Other	1,608	1,831	5,460	6,623
Total revenue	106,456	100,406	336,480	335,038
Cost of revenue
License	4,477	4,371	12,851	13,146
Maintenance and other services	9,626	9,548	28,583	27,509
Total software	14,103	13,919	41,434	40,655
Software related services	4,996	6,013	15,141	19,143
Total software and related services	19,099	19,932	56,575	59,798
Client engineering services	8,510	10,160	27,617	29,993
Other	1,427	1,649	4,422	5,858
Total cost of revenue	29,036	31,741	88,614	95,649
Gross profit	77,420	68,665	247,866	239,389
Operating expenses:
Research and development	30,678	29,667	91,115	87,012
Sales and marketing	26,998	25,790	80,903	78,462
General and administrative	20,905	20,706	63,499	60,886
Amortization of intangible assets	3,858	3,545	11,390	10,673
Other operating income, net	(1,596)	(536)	(3,431)	(1,702)
Total operating expenses	80,843	79,172	243,476	235,331
Operating (loss) income	(3,423)	(10,507)	4,390	4,058
Interest expense	2,934	2,726	8,590	3,586
Other income, net	(782)	(588)	(1,852)	(703)
(Loss) income before income taxes	(5,575)	(12,645)	(2,348)	1,175
Income tax expense	2,930	3,294	10,350	7,215
Net loss	$(8,505)	$(15,939)	$(12,698)	$(6,040)
Loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.22)	$(0.17)	$(0.08)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic and diluted	73,311	71,770	72,979	71,313

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(8,505)	$(15,939)	$(12,698)	$(6,040)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	4,572	(2,988)	(446)	(1,046)
Retirement related benefit plans (net of tax effect of $0 for all periods)	(58)	132	110	376
Total other comprehensive income (loss)	4,514	(2,856)	(336)	(670)
Comprehensive loss	$(3,991)	$(18,795)	$(13,034)	$(6,710)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2020	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net income	—	—	—	—	—	6,030	—	6,030
Exercise of stock options	285	—	—	—	194	—	—	194
Vesting of restricted stock	143	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,043	—	—	3,043
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,578)	(7,578)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	137	137
Balance at March 31, 2020	41,779	4	31,051	3	449,870	(76,763)	(16,969)	356,145
Net loss	—	—	—	—	—	(10,223)	—	(10,223)
Exercise of stock options	197	—	—	—	283	—	—	283
Vesting of restricted stock	52	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,586	—	—	4,586
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	2,560	2,560
Retirement related benefit plans, net of tax	—	—	—	—	—	—	31	31
Balance at June 30, 2020	42,108	4	30,971	3	456,307	(86,986)	(14,378)	354,950
Net loss	—	—	—	—	—	(8,505)	—	(8,505)
Issuance of common stock for acquisitions	40	—	—	—	1,638	—	—	1,638
Exercise of stock options	328	—	—	—	618	—	—	618
Vesting of restricted stock	14	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	380	—	(380)	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,240	—	—	6,240
Foreign currency translation, net of tax	—	—	—	—	—	—	4,572	4,572
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(58)	(58)
Balance at September 30, 2020	42,870	$4	30,591	$3	$464,803	$(95,491)	$(9,864)	$359,455

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2020	2019
OPERATING ACTIVITIES:
Net loss	$(12,698)	$(6,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,916	15,836
Provision for credit loss	930	472
Amortization of debt discount and issuance costs	8,067	3,044
Stock-based compensation expense	13,939	5,584
Deferred income taxes	(5,441)	(741)
Other, net	13	(16)
Changes in assets and liabilities:
Accounts receivable	16,213	10,185
Prepaid expenses and other current assets	(1,055)	(8,718)
Other long-term assets	867	(1,443)
Accounts payable	(3,321)	(420)
Accrued compensation and benefits	1,274	(2,111)
Other accrued expenses and current liabilities	(5,847)	2,110
Operating lease right-of-use assets and liabilities, net	(26)	188
Deferred revenue	(2,452)	12,075
Net cash provided by operating activities	27,379	30,005
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(32,279)	(709)
Capital expenditures	(4,006)	(8,120)
Payments for acquisition of developed technology	(433)	(473)
Other investing activities, net	152	16
Net cash used in investing activities	(36,566)	(9,286)
FINANCING ACTIVITIES:
Borrowings under revolving commitment	30,000	96,991
Proceeds from the exercise of stock options	1,094	1,441
Proceeds from issuance of convertible senior notes, net of underwriters' discount and commissions	—	223,101
Payments on revolving commitment	—	(127,941)
Payments for issuance costs of convertible senior notes	—	(1,233)
Other financing activities	(401)	(399)
Net cash provided by financing activities	30,693	191,960
Effect of exchange rate changes on cash, cash equivalents and restricted cash	676	(1,065)
Net increase in cash, cash equivalents and restricted cash	22,182	211,614
Cash, cash equivalents and restricted cash at beginning of year	223,497	35,685
Cash, cash equivalents and restricted cash at end of period	$245,679	$247,299
Supplemental disclosure of cash flow:
Interest paid	$320	$385
Income taxes paid	$12,142	$7,163
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$1,638	$—
Finance leases	$117	$588
Property and equipment in accounts payable, other current liabilities and other liabilities	$208	$1,827

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global technology company providing software and cloud solutions in the areas of simulation, data analytics, and high-performance computing (HPC). Altair enables organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future. The Company is headquartered in Troy, Michigan.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2019, included in the most recent Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements have been included, and all adjustments are of a normal and recurring nature. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Considerable judgment is often involved in making these determinations; use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results may differ from those estimates.  In addition, the results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for any future period.

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

COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic, and a public health emergency of international concern. The global spread of COVID-19 created significant volatility and uncertainty. Such conditions are expected to continue. To limit the spread of COVID-19, governments have taken various actions, from time to time, including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders, and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating or other activities. This has negatively impacted several of the markets the Company serves, including the automotive and aerospace markets.

The Company continues to robustly engage with its customers, primarily virtually. While the Company believes this active level of engagement may mitigate potential and evolving negative impacts from COVID-19, existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact the Company’s operating results, financial condition and new business. In certain cases, the Company has provided longer than normal payment terms to certain of its customers; however, the terms are less than one year, and the Company does not expect this to materially affect its consolidated financial statements. COVID-19’s impact on some of the Company’s customers has primarily contributed to the decrease in revenue for software related and client engineering services. The Company’s software product revenue has been affected by elongated sales cycles for some of its customers along with greater challenges in securing new and expansion business. The Company is unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the initial outbreak or the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of the Company’s customers and partners, and the development of treatments and vaccines. Even after the COVID-19 pandemic subsides, the Company may experience material adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. The Company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

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

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$245,364	$223,117
Restricted cash included in other long-term assets	315	380
Total cash, cash equivalents, and restricted cash	$245,679	$223,497

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Inventory

Inventory consists of finished goods and is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal, and transportation. The valuation of inventory requires management to estimate excess inventory as well as inventory that is not of saleable quality. The determination of obsolete or excess inventory requires management to estimate market conditions and future demand for the Company’s products. Inventory was $2.7 million and $2.4 million at September 30, 2020 and December 31, 2019, respectively, and is included in prepaid expenses and other current assets in the consolidated balance sheets.

Receivable for French R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D activities. The tax credit is deductible from French income tax and any excess is carried forward three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of September 30, 2020, the Company had approximately $12.6 million of receivables from the French government related to CIR, of which $3.1 million was recorded in income tax receivable and the remaining $9.5 million was recorded in other long-term assets. As of December 31, 2019, the Company had approximately $12.1 million of receivables from the French government related to CIR, of which $2.5 million was recorded in income tax receivable and the remaining $9.6 million was recorded in other long-term assets. CIR is subject to customary audit by French tax authorities.

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

During the quarter ended June 30, 2020, the third party holder sold 133,336 shares on the open market and as a result, the issuance value of those shares was reclassified into permanent equity from mezzanine equity. The remaining 66,664 shares continue to be classified as mezzanine equity until one of the following three events take place: (1) the shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument.

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

Other income, net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign exchange (gain) loss	$(691)	$514	$(723)	$694
Interest income and other	(91)	(1,102)	(1,129)	(1,397)
Other income, net	$(782)	$(588)	$(1,852)	$(703)

2.	Recent accounting guidance

Accounting standards adopted

Credit Losses – In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The ASU significantly changed how entities measure credit losses on most financial assets. The Company adopted ASU 2016-13 effective January 1, 2020 and recorded a cumulative effect adjustment to retained earnings of $0.4 million related to the adoption of ASU 2016-13; prior periods have not been adjusted. Under this new accounting standard, beginning January 1, 2020, a provision for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of a provision for credit loss of $2.8 million and $1.4 million at September 30, 2020 and December 31, 2019, respectively.

The change in the provision for credit loss was driven by the $0.4 million from the adoption of ASU 2016-13 and incremental losses in the current year including an immaterial impact of COVID-19 as the Company made an adjustment to increase expected credit loss rates subsequent to the adoption. The impact resulting from the increased credit loss rates did not have a material effect on the Company’s consolidated financial statements, and is reflected in the amounts noted above.

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

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are optional and effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

Debt – In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The guidance allows entities to use a modified or full retrospective transition method. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the timing and method of adoption and the related effect of the new guidance on its consolidated financial statements and earnings per share attributable to common stockholders.
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

Significant judgments

Software revenue

The Company’s contracts with customers typically include promises to transfer licenses and services to a customer. Judgment is required to determine if the promises are separate performance obligations within the context of the arrangement, and if so, the allocation of the transaction price to each performance obligation. The Company’s determination of standalone selling price for performance obligations is based on the midpoint of the range of historical observable prices for goods and services sold separately. In addition, the Company estimates the standalone selling price for certain performance obligations where observable prices are not directly available, or a significant portion of historical prices are not within the range. In instances where standalone selling price was not determined based on the range of historical observable prices for goods and services sold separately, the Company used an adjusted market assessment approach to estimate the standalone selling price. In such cases the Company has considered market conditions and other observable inputs, such as internal price lists, peer data, and industry data for a similar or identical product. The Company estimates standalone selling price at contract inception considering all information that is reasonably available and is based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer. The corresponding revenues are recognized as the related performance obligations are satisfied.

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

Software related services revenue

Consulting services from product design and development projects are considered distinct performance obligations and are provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The Company recognizes software services revenue for T&M contracts based upon hours worked and contractually agreed upon hourly rates using the input method. Revenue from fixed-price engagements is recognized using the output method based on the ratio of costs incurred, to the total estimated project costs.

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

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Software revenue:
Term licenses	$47,386	$38,794	$160,027	$149,825
Perpetual licenses	7,637	8,059	23,557	30,302
Maintenance	29,374	26,898	86,467	74,983
Professional services and other	3,413	4,065	8,035	10,405
Total software revenue	$87,810	$77,816	$278,086	$265,515

The Company derived approximately 10% of its total revenue through indirect sales channels for the nine months ended September 30, 2020 and 2019.

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

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of September 30, 2020, and December 31, 2019, capitalized costs to obtain a contract were $2.7 million and $2.3 million, respectively, recorded in prepaid and other current assets, and $0.6 million and $0.8 million, respectively, recorded in other long-term assets. Amortization expense was $2.0 million and $3.6 million for the three and nine months ended September 30, 2020, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2019, respectively. Amortization expense was included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At September 30, 2020 and December 31, 2019, contract assets were $6.7 million and $4.5 million, respectively, recorded in accounts receivable, and $2.4 million and $2.7 million, respectively, recorded in prepaid expenses and other current assets.

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

Approximately $66.9 million of revenue recognized during the nine months ended September 30, 2020, was included in the deferred revenue balances at the beginning of the year. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $120.3 million as of September 30, 2020, of which the Company expects to recognize approximately 80% of the revenue over the next 12 months and the remainder thereafter.

4.	Acquisitions

Univa

In September 2020, the Company acquired all of the outstanding capital stock and equity interests of Univa Corporation (“Univa”) for a preliminary base purchase price of $30.1 million, subject to certain adjustments. Univa is headquartered in Chicago, with offices in Canada and Germany. The financial results of Univa have been included in the Company’s consolidated financial statements since the acquisition date.

This acquisition will be accounted for as a business combination under the acquisition method of accounting. At September 30, 2020, the book value of assets acquired and liabilities assumed were reported in the Company’s consolidated balance sheet. The remaining purchase price has been recorded in goodwill in the consolidated balance sheet pending fair value allocation.

The preliminary estimated fair values of assets acquired and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. Until the finalization of this valuation, the area of income taxes is open within the business combination measurement period.

Univa is a leading innovator in enterprise-grade workload management, scheduling, and optimization solutions for HPC and artificial intelligence (AI) on-premises and in the cloud. Univa’s technology complements Altair’s HPC and data analytics solutions and enables the Company to further expand into life sciences and financial services.

Other business acquisitions

During the nine months ended September 30, 2020, the Company completed other business acquisitions that were individually insignificant to the Company’s consolidated financial statements. The aggregate purchase price of these other acquisitions was $9.4 million. The financial results of these acquisitions have been included in the Company’s consolidated financial statements since the acquisition dates.

These acquisitions will be accounted for as business combinations under the acquisition method of accounting. At September 30, 2020, the book value of assets acquired and liabilities assumed in these business acquisitions were reported in the Company’s consolidated balance sheet. The remaining purchase price has been recorded in goodwill in the consolidated balance sheet pending fair value allocation.

The preliminary estimated fair values of assets acquired and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. Until the finalization of this valuation, the area of income taxes is open within the business combination measurement period.
5.	Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Land	$9,927	$9,942
Building and improvements	15,558	15,512
Computer equipment and software	39,425	37,361
Office furniture, equipment and other	8,736	8,029
Leasehold improvements	9,377	9,014
Right-of-use assets under finance leases	2,681	2,745
Total property and equipment	85,704	82,603
Less: accumulated depreciation and amortization	51,303	46,306
Property and equipment, net	$34,401	$36,297

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.7 million and $5.5 million for the three and nine months ended September 30, 2020, respectively, and $1.9 million and $5.2 million for the three and nine months ended September 30, 2019, respectively.

6.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reporting segment, were as follows (in thousands):

Balance at December 31, 2019	$233,683
Acquisitions	36,998
Effects of foreign currency translation and other	(30)
Balance at September 30, 2020	$270,651

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$61,039	$33,219	$27,820
Customer relationships	7-10 years	32,983	14,819	18,164
Other intangibles	10 years	184	57	127
Total definite-lived intangible assets		94,206	48,095	46,111
Indefinite-lived intangible assets:
Trade names		10,630		10,630
Total other intangible assets		$104,836	$48,095	$56,741

	December 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$60,916	$25,838	$35,078
Customer relationships	7-10 years	32,582	11,575	21,007
Other intangibles	10 years	111	62	49
Total definite-lived intangible assets		93,609	37,475	56,134
Indefinite-lived intangible assets:
Trade names		10,941		10,941
Total other intangible assets		$104,550	$37,475	$67,075

Amortization expense related to intangible assets was $3.9 million and $11.4 million for the three and nine months ended September 30, 2020, respectively, and $3.5 million and $10.7 million for the three and nine months ended September 30, 2019, respectively.

The Company continues to monitor the significant global economic uncertainty as a result of COVID-19 to assess the outlook for demand for its products and the impact on its business. Based on the Company’s interim impairment assessment, there were no indicators of impairment identified during the third quarter of 2020. Notwithstanding this conclusion, if business conditions were to deteriorate in a significant manner or for an extended duration, the likelihood of impairment would increase, and the Company would again assess whether events or changes in circumstances indicate that an asset impairment that is more likely than not exists. Specifically, certain indefinite-lived intangible assets from recent acquisitions valued on the basis of short-term forecasts of revenue will be re-assessed for indicators of impairment and it is possible that an impairment charge will be reflected in the future should COVID-19 business conditions worsen or extend further in duration.

The allocation of fair value of purchase consideration of the Company’s 2019 acquisitions was finalized in the first quarter of 2020, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

7.	Debt

The carrying value of debt is as follows (in thousands):

	September 30,	December 31,
	2020	2019
Convertible senior notes	$230,000	$230,000
Revolving credit facility	30,000	—
Obligations for finance leases	877	1,174
Total debt	260,877	231,174
Less: unamortized debt discount	39,647	46,820
Less: unamortized debt issuance costs	4,855	5,686
Less: current portion of long-term debt	430	430
Long-term debt, net of current portion	$215,945	$178,238

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

The Convertible Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2019. The Convertible Notes mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms.

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

Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•

During any calendar quarter commencing after the calendar quarter ended on September 30, 2019 (and only during such calendar quarter), if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

On or after December 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. The Company intends to settle the principal amount of the Convertible Notes in cash and the conversion spread in shares.

During the quarter ended September 30, 2020, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2020.

As of September 30, 2020, the “if converted value” did not exceed the principal amount of the Convertible Notes.

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

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	September 30,	December 31,
	2020	2019
Principal	$230,000	$230,000
Less: unamortized debt discount	39,647	46,820
Less: unamortized debt issuance costs	4,810	5,686
Net carrying amount	$185,543	$177,494

The net carrying value of the equity component of the Convertible Notes was $50.0 million at both September 30, 2020 and December 31, 2019.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$143	$144	$431	$169
Amortization of debt issuance cost and discount	2,720	2,577	8,050	3,024
Total	$2,863	$2,721	$8,481	$3,193

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

As of September 30, 2020, the Company had $30.0 million of outstanding borrowings under the 2019 Amended Credit Agreement and there was $120.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

At September 30, 2020, the Company was in compliance with all the above financial covenants.

8.	Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2020	2019
Income taxes payable	$4,852	$6,008
Accrued VAT	4,417	5,312
Accrued professional fees	3,997	2,581
Accrued royalties	2,063	2,314
Defined contribution plan liabilities	1,656	1,593
Obligations for acquisition of businesses	1,362	1,362
Billings in excess of cost	541	879
Non-income tax liabilities	898	1,253
Other current liabilities	5,820	7,301
Total	$25,606	$28,603

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2020	2019
Pension and other post retirement liabilities	$11,430	$10,379
Deferred tax liabilities	6,885	6,275
Other liabilities	2,808	10,018
Total	$21,123	$26,672

9.	Fair value measurements

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. At September 30, 2020, the fair value of the Convertible Notes was $255.3 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 7. – Debt.

10.	Net loss per share

Basic net (loss) income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units (“RSUs”). Diluted net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and RSUs under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(8,505)	$(15,939)	$(12,698)	$(6,040)
Denominator:
Denominator for basic loss per share— weighted average shares	73,311	71,770	72,979	71,313
Effect of dilutive securities, stock options and RSUs	—	—	—	—
Denominator for dilutive loss per share	73,311	71,770	72,979	71,313
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.22)	$(0.17)	$(0.08)

Since the Company was in a net loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the three and nine months ended September 30, 2020, respectively, there were 3.7 million and 5.1 million anti-dilutive stock options excluded from the computation of loss per share. For the three and nine months ended September 30, 2019, respectively, there were 5.3 million and 5.8 million anti-dilutive stock options excluded from the computation of loss per share.

The Company expects to settle the principal amount of the Convertible Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the three and nine months ended September 30, 2020, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.
11.	Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 3,025,236 stock options with an exercise price of $0.000025 remain outstanding at September 30, 2020. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	3,557,436	$0.000025	17.0	$127.8
Exercised	(532,200)	$0.000025
Forfeited	—	—
Outstanding and exercisable at September 30, 2020	3,025,236	$0.000025	16.3	$127.0

The total intrinsic value of the NSO Plan stock options exercised during the nine months ended September 30, 2020, was $19.3 million.

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

The following table summarizes the stock option activity under the 2001 stock-based compensation plans for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	103,000	$0.64	1.0	$3.6
Exercised	(69,500)	$0.64
Forfeited	—	—
Outstanding and exercisable at September 30, 2020	33,500	$0.64	0.3	$1.4

The total intrinsic value of the ISO Plan stock options exercised during the nine months ended September 30, 2020, was $2.0 million.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2020, totaled $0.2 million, and is expected to be recognized over a weighted average period of 0.7 years.

The following table summarizes the stock option activity under the 2012 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	1,183,817	$4.23	6.1
Granted	—	—
Exercised	(213,837)	$3.79
Forfeited	(7,400)	$4.56
Outstanding at September 30, 2020	962,580	$4.29	5.4
Exercisable at September 30, 2020	828,690	$4.14	5.2	$31.4

The total intrinsic value of the 2012 Plan stock options exercised during the nine months ended September 30, 2020, was $7.4 million.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2020	781,301
Granted	587,223
Vested	(209,341)
Forfeited	(35,491)
Outstanding at September 30, 2020	1,123,692

The weighted average grant date fair value of the RSUs was $33.74 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2020, totaled $57.6 million, and is expected to be recognized over a weighted average period of approximately three years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	20,000	$38.11	9.2
Granted	2,127,454	$39.49
Exercised	(5,000)	$38.11
Forfeited	(10,972)	$39.36
Outstanding at September 30, 2020	2,131,482	$39.48	9.7
Exercisable at September 30, 2020	158	$29.22	8.5	$0.0

In addition to the stock options granted above, the Company expects to grant approximately 2.0 million additional stock options on December 2, 2020, with an exercise price reflecting the fair value on that date. Recipients of the December 2, 2020, deferred stock option award must be employed on that date in order to receive the grant. The Company has concluded that the grant date for this deferred award is December 2, 2020, and this grant will not be reflected in the table above until the fourth quarter of 2020.

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

The fair values of the Company’s stock options granted during the nine months ended September 30, 2020, were estimated using the following assumptions:

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

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue – software	$684	$384	$1,602	$727
Research and development	2,428	674	5,686	1,611
Sales and marketing	1,949	625	3,949	1,562
General and administrative	1,173	609	2,702	1,684
Total stock-based compensation expense	$6,234	$2,292	$13,939	$5,584

12.	Income taxes

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

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2020 and 2019, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense	$2,930	$3,294	$10,350	$7,215
Effective tax rate	(53%)	(26%)	(441%)	614%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019, also includes net discrete expense of $5.3 million and net discrete expense of $3.3 million, respectively, primarily related to withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides a temporary relaxation of the section 163(j) limitation on business interest expense deductions to 50% of adjusted taxable income for tax years beginning in 2019 and 2020, and an election to use 2019 adjusted taxable income for tax years beginning in 2020. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material tax benefit. The Company also does not expect the relaxation of section 163(j) provisions to have a material tax benefit.

13.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2020	$(6,928)	$(2,600)	$(9,528)
Other comprehensive loss before reclassification	(446)	(22)	(468)
Amounts reclassified from accumulated other comprehensive loss	—	132	132
Tax effects	—	—	—
Other comprehensive (loss) income	(446)	110	(336)
Balance at September 30, 2020	$(7,374)	$(2,490)	$(9,864)

14.	Commitments and contingencies

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeals in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. After relevant submissions by the Company and the STA, the Court of Appeals held a hearing on February 20, 2020. On March 27, 2020, the Court of Appeals issued its finding in favor of the STA. Pursuant to requirements in Sweden, the Company paid the assessed tax, penalties and interest on April 24, 2020. The Company, in accordance with its right to appeal the ruling to the Administrative Supreme Court of Sweden, filed an appeal of the Court of Appeals ruling citing specific grounds for reconsideration. On November 4, 2020, the Supreme Administrative Court issued a decision that they would not grant leave to appeal, effectively eliminating any further appeal rights in this matter.

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

The Software reportable segment derives revenue from the sale and lease of licenses for software products focused on the development and application of simulation, data analytics, and high-performance computing technology to synthesize and optimize designs, processes and decisions for improved business performance. The Software segment also derives revenue from software support, upgrades, training and consulting services focused on product design and development expertise and analysis support from the component level up to complete product engineering at any stage of the lifecycle. To a much lesser extent, the Software segment also includes revenue from the sale of hardware products, primarily as a result of prior business acquisitions.

The Client Engineering Services reportable segment provides support to its customers with long-term ongoing product design and development expertise in its market segments of Solvers & Optimization, Modeling & Visualization, Industrial and Concept Design, and high performance computing. The Company hires simulation specialists, designers, design engineers, materials experts, development and test specialists, manufacturing engineers and information technology and data analytics specialists for placement at customer sites for specific customer-directed assignments.

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

The following tables are in thousands:

Three months ended September 30, 2020	Software	CES	All other	Total
Revenue	$93,980	$10,868	$1,608	$106,456
Adjusted EBITDA	$7,071	$1,607	$(503)	$8,175

Three months ended September 30, 2019	Software	CES	All other	Total
Revenue	$85,772	$12,803	$1,831	$100,406
Adjusted EBITDA	$(2,834)	$1,707	$(1,208)	$(2,335)

Nine months ended September 30, 2020	Software	CES	All other	Total
Revenue	$296,634	$34,386	$5,460	$336,480
Adjusted EBITDA	$32,637	$4,086	$(1,127)	$35,596

Nine months ended September 30, 2019	Software	CES	All other	Total
Revenue	$291,150	$37,265	$6,623	$335,038
Adjusted EBITDA	$26,415	$4,280	$(3,881)	$26,814

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$8,175	$(2,335)	$35,596	$26,814
Stock-based compensation expense	(6,234)	(2,292)	(13,939)	(5,584)
Interest expense	(2,934)	(2,726)	(8,590)	(3,586)
Interest income and other (1)	1,041	76	1,501	(633)
Depreciation and amortization	(5,623)	(5,368)	(16,916)	(15,836)
(Loss) income before income taxes	$(5,575)	$(12,645)	$(2,348)	$1,175
(1)

Included in 2020 are a) $1.0 million of proceeds from settlements related to a historical acquisition for both the three and nine months ended September 30, 2020, and b) $0.6 million of severance expense for the nine months ended September 30, 2020.
Included in 2019 are a) nonrecurring severance expenses of $0.4 million and nonrecurring acquisition related costs of $0.6 million for both the three and nine months ended September 30, 2019, and b) impairment charges for royalty contracts of $1.0 million for the nine months ended September 30, 2019.

16. Subsequent events

In October 2020, the Company acquired M-Base Engineering + Software GmbH, located in Aachen, Germany (“M-Base”).  M-Base is a leading international supplier of material database and material information systems, with a focus on plastics. The acquisition of M-Base will enable the Company to offer a comprehensive, high-fidelity plastics database, which will directly connect with the Company’s solvers.

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

Overview

We are a global technology company providing software and cloud solutions in the areas of simulation, data analytics, and high-performance computing. We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

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

Altair also provides Client Engineering Services, or CES, to support our customers with long-term ongoing expertise. This has the benefit of embedding us within customers, deepening our understanding of their processes, and allowing us to perceive trends more quickly in the overall market. Our presence at our customers’ sites (currently substantially limited to remote presence in response to COVID-19) helps us to better tailor our software products’ research and development, or R&D, and sales initiatives.

Altair Units

In July 2020, we introduced Altair Units, our new, unified licensing system that gives access to every Altair product and the power to solve on any scale. The new model delivers enhanced inclusivity at various price points and will allow customers to maximize their software value.

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic, and a public health emergency of international concern. The global spread of COVID-19 has created significant volatility and uncertainty. Such conditions are expected to continue. To limit the spread of COVID-19, governments have taken various actions, from time to time, including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating or other activities. This has negatively impacted several of the markets we serve, including the automotive and aerospace markets.

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

The uncertain impact from the rapidly changing market and economic conditions due to COVID-19 has disrupted the business of many of our customers and partners. These disruptions have had an adverse effect on our business and consolidated results of operations and could impact our financial condition in the future. For example, a negative impact on our customers may cause them to delay entering into new or expanded software licenses, request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts or cancelations, and a reduction in demand for software related and client engineering services. These actions could have a negative impact on our financial results and liquidity. While adjustments to costs in previous periods have been undertaken to mitigate the potential loss of revenue, including through the reduction in use of outside contractors and furloughing those employees associated with client engineering services for whom their associated customer contracts were interrupted or terminated, we believe that it is important on a long term basis to retain much of the deeply technical and specialized engineering resources typically engaged in providing software related services.

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

We have almost entirely converted our business to being capable of operating nearly 100% “virtual” as required or recommended under COVID-19 restrictions, leveraging our global technology infrastructure.  While we are capable of sustained operations primarily in a virtual environment, we expect that we will gradually resume normalized operations, when permitted, based on local conditions and restrictions, with the primary focus of preserving employee welfare, while continuing to support customers. We have undertaken certain measures to manage operating expenses given the uncertainties with the COVID-19 environment. Previously, we introduced temporary wage reductions, or other measures, in accordance with local labor laws and regulations, to reduce near term compensation costs. These adjustments, which were beneficial during the period of heightened uncertainty early in COVID-19, have been rolled back, such that effective October 2020, the temporary wage reductions have been rescinded. We have, where possible, negotiated reductions in costs for consultants, professional and advisory fees, and other costs. Given global travel restrictions, we have substantially reduced expenses for travel related costs while many sales and marketing activities have reverted to being virtualized, further reducing certain expenditures on a net basis.

COVID-19 restrictions have begun to ease in certain jurisdictions, and we have been able to re-open offices in certain countries. On the other hand, certain jurisdictions that eased restrictions have subsequently heightened their restrictions. We have taken proactive steps to protect the health and safety of our employees, customers, and partners, preparing our offices for a safe return in compliance with local and regional regulations and requirements and enacting rigorous safety measures, including employee training and self-monitoring for symptoms of COVID-19. Adhering to local and regional requirements, these measures include a combination of the taking of all employee temperatures upon reporting to work, encouraging employees to continue to work from home, implementing social distancing protocols, maintaining suspension of travel, instituting facility protocols and cleaning guidelines, establishing hand sanitizer stations, disinfecting workspaces, and requiring the wearing of masks with respect to those employees who must be physically present in their workplace. In the event an employee contracts the virus and tests positive for COVID-19, we have mandated quarantining and have instructed employees not to return to work until such time that they have been cleared to do so. We expect to continue to practice these measures until we determine that COVID-19 is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and partners.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. The value of the U.S. dollar has fluctuated in comparison to certain foreign currencies, including in Europe, driven in part by COVID-19 events and news. Since we have substantial international operations that arise from our normal business operations, our financial results in 2020 may be impacted by COVID-19 driven variations in foreign currency exchange rates, apart from the traditional elements that underlie foreign currency exchange rate changes.

We have performed an assessment of certain tangible and intangible assets to determine whether events or changes in circumstances caused by the COVID-19 pandemic resulted in indicators of impairment as of September 30, 2020. Based on present expectations, we determined that it is not more likely than not that indicators of impairment existed as of September 30, 2020. Notwithstanding this conclusion, if business conditions were to deteriorate in a significant manner or for an extended duration within our customer base, the likelihood of impairment would increase, and we would again assess whether events or changes in circumstances indicate that an asset impairment that is more likely than not exists. Specifically, certain non-amortizing intangible assets from recent acquisitions valued on the basis of short-term forecasts of revenue will be re-assessed for indicators of impairment and it is possible that an impairment charge will be reflected in the future should COVID-19 business conditions worsen or extend substantially in duration.

As reflected in our period to period analysis below, we believe the emergence of COVID-19 has negatively affected our results of operations. COVID-19’s impact on some of our customers has primarily contributed to the decrease in revenue for software related and client engineering services. Our software product revenue has been affected by elongated sales cycles, greater challenges in securing renewals, as well as new and expansion business. While we continue to robustly engage with our customers, primarily virtually, to mitigate the uncertain extent of the negative impact of COVID-19 on our customers, our ability to attract, serve, retain, or expand customers will continue to be uncertain. Existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. In certain cases, we provided longer than normal payment terms to certain of our customers; however, the terms are less than one year, and we do not expect this to materially affect our consolidated financial statements. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, the development of treatments and vaccines, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Even after the COVID-19 pandemic subsides, we may experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

Integration of recent acquisitions

We believe that our recent and prior acquisitions result in certain benefits, including expanding our portfolio of software and products and enabling us to better serve our customer’s requests for data intelligence, simulation technology, and high performance computing. However, to realize some of these anticipated benefits, the acquired businesses must be successfully integrated. The success of these acquisitions will depend in part on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of these acquisitions for a variety of reasons.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019. To present this information, the results for 2020 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2019. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The effects of currency fluctuations on our Revenue, Net income, Adjusted EBITDA and Billings, are reflected in the table below. Amounts in brackets indicate a net adverse impact from currency fluctuations.

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Revenue	$1,129	$(1,942)
Net income	$(295)	$(600)
Adjusted EBITDA	$(172)	$(517)
Billings	$3,626	$(349)

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

Results of operations

Comparison of the three and nine months ended September 30, 2020 and 2019

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands)	2020	2019	%	2020	2019	%
Revenue:
Software	$87,810	$77,816	13%	$278,086	$265,515	5%
Software related services	6,170	7,956	(22%)	18,548	25,635	(28%)
Total software and related services	93,980	85,772	10%	296,634	291,150	2%
Client engineering services	10,868	12,803	(15%)	34,386	37,265	(8%)
Other	1,608	1,831	(12%)	5,460	6,623	(18%)
Total revenue	106,456	100,406	6%	336,480	335,038	—%
Cost of revenue:
Software	14,103	13,919	1%	41,434	40,655	2%
Software related services	4,996	6,013	(17%)	15,141	19,143	(21%)
Total software and related services	19,099	19,932	(4%)	56,575	59,798	(5%)
Client engineering services	8,510	10,160	(16%)	27,617	29,993	(8%)
Other	1,427	1,649	(13%)	4,422	5,858	(25%)
Total cost of revenue	29,036	31,741	(9%)	88,614	95,649	(7%)
Gross profit	77,420	68,665	13%	247,866	239,389	4%
Operating expenses:
Research and development	30,678	29,667	3%	91,115	87,012	5%
Sales and marketing	26,998	25,790	5%	80,903	78,462	3%
General and administrative	20,905	20,706	1%	63,499	60,886	4%
Amortization of intangible assets	3,858	3,545	9%	11,390	10,673	7%
Other operating income, net	(1,596)	(536)	NM	(3,431)	(1,702)	102%
Total operating expenses	80,843	79,172	2%	243,476	235,331	3%
Operating (loss) income	(3,423)	(10,507)	(67%)	4,390	4,058	8%
Interest expense	2,934	2,726	8%	8,590	3,586	140%
Other income, net	(782)	(588)	33%	(1,852)	(703)	NM
(Loss) income before income taxes	(5,575)	(12,645)	(56%)	(2,348)	1,175	NM
Income tax expense	2,930	3,294	(11%)	10,350	7,215	43%
Net loss	$(8,505)	$(15,939)	(47%)	$(12,698)	$(6,040)	110%
Other financial information:
Billings(1)	$107,652	$103,643	4%	$334,457	$345,562	(3%)
Adjusted EBITDA(2)	$8,175	$(2,335)	NM	$35,596	$26,814	33%
Net cash (used in) provided by operating activities	$(6,022)	$(1,863)	223%	$27,379	$30,005	(9%)
Free cash flow(3)	$(7,498)	$(3,316)	126%	$23,373	$21,885	7%
NM	Not meaningful.
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

The following table sets forth our revenue change on a constant currency basis for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Change	Constant currency change(1)	Nine Months Ended September 30,		Change	Constant currency change(1)
(dollars in thousands)	2020	2019	%	%	2020	2019	%	%
Revenue:
Software	$87,810	$77,816	13%	12%	$278,086	$265,515	5%	5%
Software related services	6,170	7,956	(22%)	(24%)	18,548	25,635	(28%)	(27)%
Total software and related services	93,980	85,772	10%	8%	296,634	291,150	2%	3%
Client engineering services	10,868	12,803	(15%)	(15)%	34,386	37,265	(8%)	(7)%
Other	1,608	1,831	(12%)	(12%)	5,460	6,623	(18%)	(18%)
Total revenue	$106,456	$100,406	6%	5%	$336,480	$335,038	—%	1%
(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Three months ended September 30, 2020 and 2019

Revenue

Total revenue increased by $6.1 million, or 6%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase in software revenue, partially offset by a decrease in software related services revenue and CES revenue as a result of the slowdown in economic activity by our customers due to COVID-19.

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software revenue	$87,810	$77,816	$9,994	13%
As a percent of software segment revenue	93%	91%
As a percent of consolidated revenue	82%	78%

The 13% increase in our software revenue for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily the result of an increase in software license revenue recognized in the current quarter.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software related services revenue	$6,170	$7,956	$(1,786)	(22%)
As a percent of software segment revenue	7%	9%
As a percent of consolidated revenue	6%	8%

Software related services revenue decreased 22% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This decrease was primarily the result of customers reducing their demand for these services due to COVID-19.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Client engineering services revenue	$10,868	$12,803	$(1,935)	(15%)
As a percent of consolidated revenue	10%	13%

CES revenue decreased 15% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. In response to COVID-19, some of our CES customers furloughed staff positions, while some other customers have reduced CES staff working hours or reduced billing rates. We have acted in concert with those customers to furlough or curtail the hours and compensation of those impacted employees until such time as our customers return to normalized staffing, billing rates or required working hours.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other revenue	$1,608	$1,831	$(223)	(12%)
As a percent of consolidated revenue	2%	2%

The 12% decrease in other revenue for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, was primarily due to lower revenue from decreased unit sales from toggled, our LED lighting business, driven by COVID-19.

Cost of revenue

 Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software revenue	$14,103	$13,919	$184	1%
As a percent of software revenue	16%	18%
As a percent of consolidated revenue	13%	14%

Cost of software revenue for the three months ended September 30, 2020, was consistent with the three months ended September 30, 2019. The minor increase in the current year period was due to a $0.4 million increase in hardware costs offset by a $0.3 million decrease in royalty fees.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software related services revenue	$4,996	$6,013	$(1,017)	(17%)
As a percent of software related services revenue	81%	76%
As a percent of consolidated revenue	5%	6%

Cost of software related services revenue decreased 17% for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in the current year period was primarily due to our efforts to reduce employee compensation and related costs due to a decline in consulting services as a result of COVID-19.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of client engineering services revenue	$8,510	$10,160	$(1,650)	(16%)
As a percent of client engineering services revenue	78%	79%
As a percent of consolidated revenue	8%	10%

Cost of CES revenue decreased 16% for the three months ended September 30, 2020, consistent with the decrease in revenue, as compared to the three months ended September 30, 2019. We have acted in concert with our customers reduced demand to furlough or curtail the hours and compensation of employees until such time as our customers return to normal staffing, billing rates or required working hours.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of other revenue	$1,427	$1,649	$(222)	(13%)
As a percent of other revenue	89%	90%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased 13%, for the three months ended September 30, 2020, consistent with the decrease in revenue, as compared to the three months ended September 30, 2019.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Gross profit	$77,420	$68,665	$8,755	13%
As a percent of consolidated revenue	73%	68%

Gross profit increased by $8.8 million, or 13%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase in gross profit was primarily attributable to the increase in software revenue without a corresponding increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Research and development	$30,678	$29,667	$1,011	3%
As a percent of consolidated revenue	29%	30%

Research and development expenses increased by $1.0 million, or 3%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily attributable to a $1.8 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in travel expenses as a result of COVID-19 restrictions.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Sales and marketing	$26,998	$25,790	$1,208	5%
As a percent of consolidated revenue	25%	26%

Sales and marketing expenses increased by $1.2 million, or 5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily attributable to a $2.7 million increase in employee compensation and related expense, primarily due to increased headcount and merit increases and a $1.3 million increase in stock-based compensation expense. These increases were partially offset by a $2.4 million decrease in travel and selling related expense from suspension or cancellation of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
General and administrative	$20,905	$20,706	$199	1%
As a percent of consolidated revenue	20%	21%

General and administrative expenses increased by $0.2 million, or 1%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily attributable to a $0.7 million increase in software maintenance and a $0.5 million increase in stock-based compensation expense, partially offset by a $0.7 million decrease in healthcare costs and a $0.5 million decrease in professional fees.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Amortization of intangible assets	$3,858	$3,545	$313	9%
As a percent of consolidated revenue	4%	4%

Amortization of intangible assets increased by $0.3 million, or 9%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This was attributable to an increase in the amortization of developed technology in the current year period primarily as a result of acquisitions in the fourth quarter of 2019.

Other operating income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other operating income, net	$(1,596)	$(536)	$1,060	198%
As a percent of consolidated revenue	(1%)	(1%)

Other operating income, net increased $1.1 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The three months ended September 30, 2020, includes a $1.0 million gain recognized from settlements related to a historical acquisition.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Interest expense	$2,934	$2,726	$208	8%
As a percent of consolidated revenue	3%	3%

Interest expense increased $0.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in interest expense was primarily the result of amortization of the debt discount and issuance costs on the Convertible Notes in the current year.

Other income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other income, net	$(782)	$(588)	$194	33%
As a percent of consolidated revenue	(1%)	(1%)

Other income, net increased by $0.2 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily a result of a $1.2 million increase in gains from foreign currency fluctuations in the United States dollar relative to other functional currencies during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This increase was partially offset by a of $1.0 million decrease in interest income in the current year period due to lower interest rates as compared to the prior year period.

 Income tax expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Income tax expense	$2,930	$3,294	$(364)	(11)%

The effective tax rate was -53% and -26% for the three months ended September 30, 2020 and 2019, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended September 30, 2020 and 2019, also includes net discrete expense of $1.6 million and net discrete expense of $4.5 million, respectively, primarily related to withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Net loss	$(8,505)	$(15,939)	$(7,434)	(47%)
Net loss decreased by $7.4 million for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This reduction in net loss was primarily attributable to an improvement in software revenue in the current period.

Nine months ended September 30, 2020 and 2019

Revenue

Total revenue increased by $1.4 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase in software revenue, partially offset by a decrease in software related services revenue and CES revenue as a result of the slowdown in economic activity by our customers due to COVID-19.

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software revenue	$278,086	$265,515	$12,571	5%
As a percent of software segment revenue	94%	91%
As a percent of consolidated revenue	83%	79%

The 5% increase in our software revenue for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily the result of an increase in software maintenance revenue recognized, partially offset by a decrease in hardware revenue in the current year.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Software related services revenue	$18,548	$25,635	$(7,087)	(28%)
As a percent of software segment revenue	6%	9%
As a percent of consolidated revenue	6%	8%

Software related services revenue decreased 28% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This decrease was primarily the result of customers reducing their demand for these services primarily due to the impact of COVID-19 on their business operations.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Client engineering services revenue	$34,386	$37,265	$(2,879)	(8%)
As a percent of consolidated revenue	10%	11%

Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions. As noted above in response to COVID-19, in April some of our CES customers furloughed staff positions, while some other customers reduced CES staff working hours or reduced billing rates. We have acted in concert with those customers to furlough or curtail the hours and compensation of those impacted employees until such time as our customers return to normal staffing, billing rates, or required working hours. The 8% decrease in CES revenue for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, reflects those steps, offset in part by our ability to fulfill demand for our client engineering services in the first quarter of 2020.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other revenue	$5,460	$6,623	$(1,163)	(18%)
As a percent of consolidated revenue	2%	2%

The 18% decrease in other revenue for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, was primarily due to lower revenue from decreased unit sales at lower selling prices from toggled, our LED lighting business, and decreased royalty income of $0.4 million. The decrease in unit sales was driven by COVID-19.

Cost of revenue

 Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software revenue	$41,434	$40,655	$779	2%
As a percent of software revenue	15%	15%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased by $0.8 million, or 2%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase in the current year was due to increased employee compensation and related costs of $1.3 million, primarily due to increased headcount, increased stock-based compensation expense of $0.9 million and increased healthcare costs of $0.5 million. These increases in expenses were partially offset by decreases in travel expense and hardware costs of $1.3 million and $0.3 million, respectively, as compared to the nine months ended September 30, 2019.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of software related services revenue	$15,141	$19,143	$(4,002)	(21%)
As a percent of software related services revenue	82%	75%
As a percent of consolidated revenue	4%	6%

Cost of software related services revenue decreased 21% for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in the current year period was primarily due to a decrease in employee compensation and related costs due to a decline in consulting services and a decrease in travel expenses as a result of COVID-19 restrictions.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of client engineering services revenue	$27,617	$29,993	$(2,376)	(8%)
As a percent of client engineering services revenue	80%	80%
As a percent of consolidated revenue	8%	9%

Cost of CES revenue decreased 8% for the nine months ended September 30, 2020, consistent with the decrease in revenue, as compared to the nine months ended September 30, 2019. In response to reduced customer demand for these services, we furloughed or curtailed the hours and compensation of employees until such time as our customers return to normalized staffing or required working hours.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Cost of other revenue	$4,422	$5,858	$(1,436)	(25%)
As a percent of other revenue	81%	88%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased 25%, for the nine months ended September 30, 2020, as a result of the decrease in revenue, as compared to the nine months ended September 30, 2019. This decrease is due to cost reductions for products sold and lower sales volumes for our LED lighting business.

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Gross profit	$247,866	$239,389	$8,477	4%
As a percent of consolidated revenue	74%	71%

Gross profit increased $8.5 million, or 4%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Research and development	$91,115	$87,012	$4,103	5%
As a percent of consolidated revenue	27%	26%

Research and development expenses increased by $4.1 million, or 5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily attributable to a $4.1 million increase in stock-based compensation expense, a $0.6 million increase in software maintenance expense and a $0.8 million increase in healthcare costs, partially offset by a $1.4 million decrease in travel expense.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Sales and marketing	$80,903	$78,462	$2,441	3%
As a percent of consolidated revenue	24%	23%

Sales and marketing expenses increased by $2.4 million, or 3%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. Employee compensation and related expense increased $6.4 million, primarily due to increased headcount. Stock-based compensation expense increased by $2.4 million, and healthcare costs increased by $1.0 million. These increases were partially offset by a decrease in travel and selling related expenses of $7.1 million from suspension or cancellation of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
General and administrative	$63,499	$60,886	$2,613	4%
As a percent of consolidated revenue	19%	18%

General and administrative expenses increased by $2.6 million, or 4%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily attributable to a $1.2 million increase in software maintenance expense, a $1.0 million increase in stock-based compensation expense, a $0.9 million increase in employee compensation and related expenses, a $0.7 million increase in consulting expense and a $0.3 million increase in healthcare costs, partially offset by a reduction in professional fees of $1.6 million.

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Amortization of intangible assets	$11,390	$10,673	$717	7%
As a percent of consolidated revenue	3%	3%

Amortization of intangible assets increased by $0.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This was attributable to an increase in the amortization of developed technology in the current year period primarily as a result of acquisitions in the fourth quarter of 2019.

Other operating income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other operating income, net	$(3,431)	$(1,702)	$1,729	102%
As a percent of consolidated revenue	(1%)	(1%)

Other operating income, net increased by $1.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily the result of a $1.0 million gain recognized from settlements related to a historical acquisition in the nine months ended September 30, 2020, and the $1.0 million of non-recurring impairment charges for royalty contracts recognized in the nine months ended September 30, 2019.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Interest expense	$8,590	$3,586	$5,004	140%
As a percent of consolidated revenue	3%	1%

Interest expense increased $5.0 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in interest expense was primarily the result of amortization of the debt discount and issuance costs on the Convertible Notes in the current year.

Other income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Other income, net	$(1,852)	$(703)	$1,149	163%
As a percent of consolidated revenue	(1%)	—%

Other income, net increased by $1.1 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily the result of foreign currency fluctuations in the United States dollar relative to other functional currencies during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This increase was partially offset by a decrease in interest income in the current year period due to lower interest rates as compared to the prior year period.

 Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Income tax expense	$10,350	$7,215	$3,135	43%

The effective tax rate was -441% and 614% for the nine months ended September 30, 2020 and 2019, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019, also includes net discrete expense of $5.3 million and net discrete expense of $3.3 million, respectively, primarily related to withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2020	2019	$	%
Net loss	$(12,698)	$(6,040)	$6,658	110%

Net loss increased by $6.7 million for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily attributable to the increase in stock-based compensation expense, interest expense and tax expense as described above.

Non-GAAP financial measures

In analyzing and planning for our business, we supplement our use of GAAP financial measures with non-GAAP financial measures, including Billings as a liquidity measure, Adjusted EBITDA as a performance measure and Free Cash Flow as a liquidity measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Other financial data:
Billings	$107,652	$103,643	$334,457	$345,562
Adjusted EBITDA	$8,175	$(2,335)	$35,596	$26,814
Free Cash Flow	$(7,498)	$(3,316)	$23,373	$21,885

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

The following table provides a reconciliation of Billings to revenue, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$106,456	$100,406	$336,480	$335,038
Ending deferred revenue	82,558	77,043	82,558	77,043
Beginning deferred revenue	(80,348)	(73,806)	(83,567)	(66,519)
Acquisition related deferred revenue	(1,014)	—	(1,014)	—
Billings	$107,652	$103,643	$334,457	$345,562

The following table provides a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(8,505)	$(15,939)	$(12,698)	$(6,040)
Income tax expense	2,930	3,294	10,350	7,215
Stock-based compensation expense	6,234	2,292	13,939	5,584
Interest expense	2,934	2,726	8,590	3,586
Interest income and other (1)	(1,041)	(76)	(1,501)	633
Depreciation and amortization	5,623	5,368	16,916	15,836
Adjusted EBITDA	8,175	(2,335)	35,596	26,814
(1)

Included in 2020 are a) $1.0 million in proceeds from settlements related to a historical acquisition for both the three and nine months ended September 30, 2020, and b) $0.6 million of severance expense for the nine months ended September 30, 2020.
Included in 2019 are a) nonrecurring severance expenses of $0.4 million and nonrecurring acquisition related costs of $0.6 million for both the three and nine months ended September 30, 2019, and b) impairment charges for royalty contracts of $1.0 million for the nine months ended September 30, 2019.

The following table provides a reconciliation of Free Cash Flow to net cash provided by operating activities, the most comparable GAAP financial measure, for each of the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$27,379	$30,005
Capital expenditures	(4,006)	(8,120)
Free cash flow	$23,373	$21,885

Recurring Software License Rate.  A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2020 and 2019, our recurring software license rate was 92% and 88%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

Our principal sources of liquidity have been the net payments received from global customers using our software and services and proceeds from our initial public offering, follow-on offering and our convertible debt offering, as well as periodic draws on our credit facilities, when needed.

We have commenced the planning to update zoning to allow for future expansion of our corporate headquarters facilities on the adjacent property we own to enable development consistent with our long-term needs.  We have not yet determined the nature and scope of the overall timeline and investment beyond the immediate rezoning efforts necessary for our potential use in the future. Over the next 12 months, we expect to continue to advance this project, although we are considering the business impacts of COVID-19 on the nature and timing of this project.

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

We believe that our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements for the next twelve months. We also believe that our financial resources, along with managing discretionary expenses, will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. We will continue to evaluate our financial position as developments evolve relating to COVID-19.

Revolving credit facility

We have a $150.0 million credit facility with a maturity date of December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement allows us to request that the aggregate commitments under the 2019 Amended Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions.

As of September 30, 2020, we had $30.0 million of outstanding borrowings under the 2019 Amended Credit Agreement and there was $120.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. At September 30, 2020, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Cash flows

As of September 30, 2020, we had aggregate cash and cash equivalents of $245.4 million available for working capital purposes, acquisitions, and capital expenditures; $187.3 million of this aggregate amount was held in the United States and $49.3 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico and South America.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$27,379	$30,005
Net cash used in investing activities	(36,566)	(9,286)
Net cash provided by financing activities	30,693	191,960
Effect of exchange rate changes on cash, cash equivalents and restricted cash	676	(1,065)
Net increase in cash, cash equivalents and restricted cash	$22,182	$211,614

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2020 was $27.4 million, which reflects a decrease of $2.6 million compared to the nine months ended September 30, 2019. This decrease was the result of changes to our working capital position, offset in part by an increase in our net loss for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $36.6 million, which reflects an increase of $27.3 million compared to the nine months ended September 30, 2019. This increase was primarily the result of net cash payments of $32.3 million for business acquisitions for the nine months ended September 30, 2020, partially offset by a $4.1 million reduction in cash payments for capital expenditures as compared to the nine months ended September 30, 2019.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $30.7 million, compared to cash provided by financing activities of $192.0 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we had cash borrowings on our revolving credit facility of $30.0 million. For the nine months ended September 30, 2019, we received aggregate proceeds of $223.1 million from our Convertible Notes offering, net of underwriters’ discounts and commissions, and we had net cash payments on our revolving credit facility of $31.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were favorable effects of exchange rate changes on cash, cash equivalents and restricted cash of $0.7 million for the nine months ended September 30, 2020, compared to adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $1.1 million for the nine months ended September 30, 2019.

Contractual obligations and commitments

We borrowed $30.0 million against our revolving credit facility during the nine months ended September 30, 2020. There were no other material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet arrangements

Through September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently issued accounting pronouncements

See Note 2 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk primarily associated with our revolving credit facility.

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

As of September 30, 2020, we had cash, cash equivalents and restricted cash of $245.7 million, consisting primarily of bank deposits and money market funds. At September 30, 2020, we had $30.0 million of outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, have assessed tax (net of utilization of tax attributes), penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeals in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. After relevant submissions by the Company and the STA, the Court of Appeals held a hearing on February 20, 2020.

On March 27, 2020, the Court of Appeals issued its finding in favor of the STA. Pursuant to requirements in Sweden, the Company paid the assessed tax, penalties and interest on April 24, 2020. The Company, in accordance with its right to appeal the ruling to the Administrative Supreme Court of Sweden, filed an appeal of the Court of Appeals ruling citing specific grounds for reconsideration.  On November 4, 2020, the Supreme Administrative Court issued a decision that they would not grant leave to appeal, effectively eliminating any further appeal rights in this matter.

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company is subject to legal proceedings for which there were no other material changes during the nine months ended September 30, 2020.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic. The outbreak of the COVID-19 pandemic has significantly affected our customers, the global economy and financial markets. The full extent to which COVID-19 will impact global or regional economies will depend on future developments that are highly uncertain and cannot be accurately predicted. New information is likely to emerge concerning COVID-19 and the actions to contain it or treat it with uncertain economic impact on local, regional, national, and international markets. The Company's future results of operations, financial condition and cash flows could be materially adversely affected by COVID-19, particularly if the pandemic persists for a significant amount of time causing a substantial longer-term contraction in business for the Company’s customer base, prior to eventual recovery.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2020, in connection with the acquisition of Ellexus Limited (“Ellexus”), the Company issued to the stockholders of Ellexus an aggregate of 40,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share.  Of those shares, 10,000 shares are subject to indemnification claims that the Company may make in the future. All shares are subject to customary securities law restrictions on transferability. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Ellexus’ existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1

Executive Severance Agreement dated August 17. 2020, between Altair Engineering, Inc., and James R. Scapa (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020.) †

10.2

Executive Severance Agreement dated August 17. 2020, between Altair Engineering, Inc., and Brett Chouinard (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020.) †

10.3

Executive Severance Agreement dated August 17. 2020, between Altair Engineering, Inc., and Dr. Uwe Schramm (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020.) †

10.4

Executive Severance Agreement dated August 17. 2020, between Altair Engineering, Inc., and Amy Messano (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2020.) †

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

†      Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTAIR ENGINEERING INC.

Date: November 5, 2020	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020
	By:	/s/ Howard N. Morof
Howard N. Morof
Chief Financial Officer (Principal Financial and Accounting Officer)