Form 10-K
period 2020-12-31
Altair Engineering Inc.
filed 2021-02-26
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $1.6 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 12, 2021, there were 44,757,500 shares of the registrant’s Class A common stock outstanding and 29,840,732 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALTAIR ENGINEERING INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our ability and the time it takes to acquire new customers;
•	reduced spending on product design and development activities by our customers;
•	our ability to successfully renew our outstanding software licenses;
•	our ability to maintain or protect our intellectual property;
•	our ability to retain key executive members;
•	our ability to internally develop new software products, inventions and intellectual property;
•	our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments;
•	demand for our software by customers other than simulation engineering specialists and in additional industry verticals;
•	acceptance of our enhanced business model by customers and investors;
•	our susceptibility to factors affecting the automotive, aerospace, and financial services industries where we derive a substantial portion of our revenues;
•	the accuracy of our estimates regarding expenses and capital requirements;
•	our susceptibility to foreign currency risks that arise because of our substantial international operations;
•	the significant quarterly fluctuations of our results; and
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

PART I

Item 1. Business

General

Altair Engineering Inc. (“Altair,” the “Company,” “we,” “us” or “our”) is a global technology company providing software and cloud solutions in the areas of simulation, high-performance computing (HPC), data analytics, and artificial intelligence (AI). We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

Throughout this document we refer to AI as a term to encompass sub-disciplines including data analytics, data science, data preparation, and machine learning. Altair has been incorporating AI technologies into our products for several years and we believe the evolving broad use of the term is appropriate for our product offerings, customer applications, and market opportunities.

Our simulation and AI-driven approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers, our market leading technology for optimization and HPC, and our end-to-end platform for developing AI and Internet of Things (IoT) solutions. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life visualization and rendering. Our HPC solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including AI, modeling and simulation, and visualization. Our data analytics, AI, and IoT products include data preparation, data science, MLOps, orchestration, and visualization solutions that fuel engineering, scientific, and business decisions.

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

Products

Rising expectations of end-market customers are expanding the use of advanced simulation, data analytics, and AI across many industry verticals. Altair’s thirty-six year heritage is in solving some of the most challenging problems faced by engineers and scientists.

Altair is a leading provider of simulation software enabling customers to enhance product performance, compress development time, and reduce costs. We believe we are unique in the industry for the depth and breadth of our engineering application software offerings combined with our domain expertise and proprietary technology for harnessing HPC, cloud infrastructures, and AI technology.

Our high-performance and cloud computing workload and workflow tools empower customers to explore designs and analyze data in ways not possible in traditional computing environments. Our customers include universities, government agencies, manufacturers, pharmaceutical firms, Banking, financial services, and insurance (BFSI), weather prediction agencies, and electronics design companies.

We are a leading provider of low-code AI technology for data preparation, data science, MLops, data management, and visualization. BFSI customers as well as finance departments in various industries including manufacturing, retail, and life sciences use our software to capture disparate data streams and apply analytics to make more informed business decisions.

Software Products

Altair’s software products represent a comprehensive, open architecture solution for simulation, HPC, data analytics, and AI to empower decision making for improved product design and development, manufacturing, energy management and exploration, financial services, health care, and retail operations. We believe Altair’s solutions are compelling due to their openness and usability.

Altair’s products offer a comprehensive set of technologies to design and optimize high performance, efficient, innovative, and sustainable products and processes in an increasingly connected world. Our products are categorized by:

•	Physics Simulation and Concept Design
•	High Performance and Cloud Computing
•	Data Analytics, AI, IoT, and Smart Product Development

Physics Simulation and Concept Design

At the core of Altair’s simulation software portfolios are mathematical software “solvers” that use advanced computational algorithms to predict physical performance. Optimization leverages these solvers to derive the most efficient solutions to meet desired complex multi-objective requirements.

Altair’s solvers are a comprehensive set of fast, scalable and reliable physics algorithms for complex problems in linear and non-linear mechanics, fluid dynamics, electromagnetics, motion, discrete elements, systems and manufacturing simulation.

 We invest continuously to improve the speed and accuracy of our solvers. Altair’s solvers are now engaging GPU technology to accelerate solution times. Two of our products in the area of fluid mechanics, ultraFluidX (external aerodynamics) and nanoFluidX (machinery lubrication), were developed from the ground up to leverage GPUs and deliver significant performance advantages versus the competition.

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

Altair’s design, modeling, and visualization tools allow for advanced physics attributes to be modeled and rendered on top of object geometry in high fidelity. These tools are becoming more user friendly, design-centric and relevant earlier in the development process.

Addressing the large market of designers, design engineers, and manufacturing engineers who are not experts in simulation is important toward increasing the use of simulation in design processes. Altair has several technologies focused on this market, including Inspire and SimSolid for mechanical design and Pollex for electronic systems and printed circuit board design.

Our industrial and concept design tools generate early concepts to address requirements for ergonomics, aesthetics, performance, manufacturing feasibility, and cost. These tools are all driven by simulation and machine learning algorithms. We believe these products are emerging as a market force with the potential to eclipse traditional computer-aided design (CAD) in both the mechanical and electronics worlds.

Models are increasingly required to deliver performance across a range of physics, including mechanical systems, communication and control, printed circuit boards, and combinations of these at various levels of fidelity. Altair’s math and system design tools help engineers to quickly explore requirements and performance throughout the design process.

We believe Altair’s solutions are compelling due to their openness and usability, and their ability to develop signal-based controls, mixed physics models, and electronics all within one environment and at varying levels of fidelity to support decision making in each stage of a product’s lifecycle. For example, our multi-disciplinary models may include mechanics, fluids, electronics, and software among other technical elements, and encompass a scope of products ranging from components to IoT-enabled “systems of systems”. By employing varying degrees of fidelity, we aid the modeling process where computational requirements or data availability might otherwise prove to be obstacles.

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

We believe Altair’s tools for simulation of communications and control, data analytics, and real-time data streaming are particularly relevant as more products are connected and collecting data to operate in complex environments.

High-Performance Computing

Altair’s high-performance computing software applications are designed to maximize the efficient utilization of customers’ complex compute resources and streamline the workflow management of compute-intensive tasks. The quantity of data collected, stored and processed is growing exponentially, and our HPC technology has evolved to support big data and input/output (IO) intensive environments with storage-aware scheduling. We support applications such as modeling, simulation, artificial intelligence, and visualization in fields such as banking, financial services, insurance, weather prediction, bio-informatics, electronic design analysis, product development and lifecycle management.

Altair’s high-performance tools manage and optimize where and when jobs are running and how storage is accessed and managed for customers and research institutes. We believe that HPC is increasingly mission critical for organizations around the world. Predictive modeling and analysis is computationally intensive and computing environments increasingly rely on a mix of on-premise and cloud resources.

Our powerful and easy to use solutions help IT administrators and business decision makers maximize throughput and minimize costs by leveraging sophisticated scheduling algorithms. Altair’s HPC solutions are designed to enable seamless shifting of workloads from on-premise data centers to the cloud, and between different cloud providers, depending on cost or resource availability including managing spot computing purchases. We also deliver powerful orchestration capabilities to manage extremely large-scale workflows with complex dependency management for applications in electronic design automation, artificial intelligence and others.

Data Analytics, AI, IoT, and Smart Product Development

Altair’s data analytics, AI, and IoT offerings include low-code solutions for data preparation, data science, MLOps, and visualization that fuel engineering, scientific, and business decisions. Altair’s AI tools are extensively used by banks, credit unions, health care, and other financial services organizations. They are also used in finance departments across many industries, including manufacturing. We have been actively integrating ML and AI technologies in our broad product portfolio to capitalize on the significant momentum toward applying AI across a substantial number of companies and in many different industries.

Our data preparation tools allow users to import, clean and organize structured and unstructured data for use in reporting and in data science applications. Altair’s data science solutions allow users to develop machine learning workflows with market-leading decision tree technology and scoring algorithms, and innovative approaches to AutoML and Explainable AI. Our visualization tools allow users to gain deep insights quickly with both live-streamed and historical data.

Altair’s tools also include solutions to support smart connected product development including device enablement, data capture and management, edge orchestration, digital twins, and application development for connected devices. Our software is used to design IoT solutions and monitor and optimize their performance.

Going forward, we believe that development lifecycles will include digital replicas of complex processes, services and physical assets and systems, or what is known as “digital twins” which leverage the convergence of simulation and AI and are essential to creating better products, marketing them efficiently, and optimizing their performance. In our view, AI technology is transforming engineering design and process development, leveraging both synthetic data from simulations and rapidly growing databases of sensor data from field operations. Altair’s customers are using AI not only to create better products but also to lower scrap rates, reduce warranty issues, and derive other business benefits.

Altair Partner Alliance

The Altair Partner Alliance, or APA, provides access to a broad spectrum of complementary software products using customers’ existing Altair Units. Our units-based subscription licensing model allows flexible and shared access to our applications and those of our partners, which can all be downloaded on-demand. This constantly growing portfolio extends their simulation and design capabilities to help create better products faster.

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

Software Services

To enable customer success and deepen our relationships with them, we engage with our customers to provide services related to our software including consulting, training, and implementation services, especially when applying optimization and data science. Altair’s headquarters includes an industrial design studio, a prototype shop, and test facilities. We have expertise designing and working with controls, power electronics, traditional and composite structures, and total system level development in the automotive, aerospace, consumer products and other markets. Our team of data scientists is experienced with applications ranging from credit scoring to predictive analytics of physical assets.

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

We concentrate on placing simulation specialists, industrial designers, design engineers, materials experts, development engineers, manufacturing engineers and information technology specialists. As a leader in the simulation and data science technology markets, Altair attracts high caliber talent from around the world. CES is focused on placements that align strategically with customer usage of our software. We have a strong recruiting operation with sourcing specialists who identify, attract, vet, and hire technical professionals for our in-house and customer needs. We maintain a candidate database of over 200,000 highly qualified engineers, designers and data scientists. Our CES candidates and placed employees are valuable sources of talent acquisition for Altair’s other business segments.

In response to COVID-19, some of our CES customers furloughed staff positions, while some other customers reduced CES staff working hours, reduced billing rates or eliminated certain positions. We have acted in concert with those customers to furlough or curtail the hours and compensation of those impacted employees until such time as our customers return to normal staffing, billing rates or required working hours.

Research and Development

Our research and development efforts are focused on enhancing the functionality, breadth, and scalability of our software, addressing new use cases, and developing additional innovative simulation technologies. Timely development of new products is essential to maintaining our competitive position, and we release new versions of our software on a regular basis.

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

Our research and development initiatives foster a culture of innovation within the organization, helping us attract and retain a highly motivated team. Altair’s research and development team consists of approximately 1,200 people worldwide. We maintain research and development centers with specific technical expertise in several geographies throughout the Americas, Asia-Pacific, Europe, the Middle East and Africa.

Our research and development efforts relating to our software focus on three areas:

•

Physics Simulation and Concept Design:  At the core of Altair’s simulation software portfolio are mathematical software “solvers” that use advanced computational algorithms to predict physical performance. Altair initially specialized in structural simulation, and our solvers are now a comprehensive set of fast, scalable and reliable physics algorithms for complex problems in linear and non-linear mechanics, fluid dynamics, electromagnetics, motion, discrete elements, systems and manufacturing simulation.  Altair also invests to “couple” our solvers to simulate multiple physics domains simultaneously and is considered a market leader in the development of optimization technology, which drives solvers to find solutions to complex multi-objective design problems. R&D is also conducted to leverage high-performance computing technology for these compute intensive applications. Solver and optimization development is conducted principally by researchers with advanced degrees in engineering, physics, computer science and mathematics.

The graphical applications used to construct and visualize simulation models require continuous R&D in the areas of data structures, computational methods, graphics, geometric modeling, mesh generation, and user interface design. Altair’s modeling tools are becoming more design-centric and are adopting some of the capabilities of traditional CAD while leveraging simulation and optimization technology to drive design decisions rather than just simulate designs. Specific areas of R&D include handling large scale models of highly detailed and complex products, developing new methods to derive design geometry from optimizations, and unifying the modeling environment for multi-physics simulation. Adapting modeling and visualization technology for cloud deployment is also an area of active development as is supporting virtual and augmented reality hardware. Simulation-driven design requires tools to generate early concepts addressing requirements for ergonomics, aesthetics, performance, and manufacturing feasibility. We believe these tools are emerging as an alternative to traditional CAD tools and will enable the democratization of simulation capabilities for designers and engineers who are not simulation specialists.

Our industrial and concept design tools generate early concepts to address requirements for ergonomics, aesthetics, performance, manufacturing feasibility, and cost. These tools are all driven by simulation and machine learning algorithms.

•

High-performance Computing:  Altair’s high-performance computing software applications are designed to maximize utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications such as data analytics, AI, modeling and simulation, and visualization in fields such as financial services, weather prediction, bioinformatics, electronic design analysis, product development and lifecycle management.

Altair develops best-in-class HPC workload management technology for large scale, highly parallel job environments as well as solutions for chip design workloads which require massive numbers of jobs to be spawned and managed for relatively short durations. We also develop powerful orchestration capabilities to manage extremely large-scale workflows with complex dependency management for applications in electronic design automation, artificial intelligence and other areas.

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

The quantity of data collected, stored and processed is growing exponentially, and our HPC technology has evolved to support big data and IO intensive environments with storage-aware scheduling. We also develop and deliver powerful orchestration capabilities to manage extremely large-scale workflows with complex dependency management for applications in electronic design automation, artificial intelligence and others.

Altair’s HPC development teams work closely with the simulation, data analytics, AI, and IoT development teams to ensure that our overall technology portfolio interoperates effectively and shares a common infrastructure and user experience.

•

Data Analytics, AI, IoT, and Smart Product Development:  Altair’s data analytics, AI, and IoT offerings include low-code solutions for data preparation, data science, MLOps, and visualization that fuel engineering, scientific, and business decisions. We develop solutions allowing users to develop machine learning workflows with best-in-class decision tree technology and scoring algorithms, and innovative approaches to AutoML and Explainable AI. We develop and release new software on a regular basis to support customers with enhancements and other requested features and technologies for data preparation, data science and visualization. In addition, we have integrated our data analytics capabilities into a modern, cloud-based solution to deliver a more unified user experience. This solution includes important enterprise level capabilities such as security, data discovery, collaboration, and operationalization of user developed machine learning workflows to gain deep insights quickly.

Altair’s solutions support smart connected product development including device enablement, data capture and management, edge orchestration, digital twins, and application development for connected devices. Our software is used to design and optimize IoT devices and connectivity, and for modeling in-service product performance. We are investing to deliver an end-to-end solution for customers developing connected products. We believe our products operate well as a complete and integrated suite, and are open such that they are designed to work seamlessly with other IoT or data analytics solutions in a disaggregated fashion. Altair’s toggled LED lighting subsidiary is an important learning and deployment environment as we gain real-world experience with these technologies and share that knowledge with our customers.

Our digital twin platform supports product development for the IoT through a math-based programming environment, multi-disciplinary system modeling, and control system development, and is an important ongoing research and development effort. We believe that AI technology is transforming engineering design and process development, leveraging both synthetic data from simulations and rapidly growing databases of sensor data from field operations.

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

Sales

We serve customers in the product lifecycle management, simulation, data analytics, AI, and high-performance computing markets. Our primary users are highly educated and technical engineers and data scientists.

We engage with our enterprise customers through Altair’s experienced direct sales force. We are increasing our use of inside sales and indirect channels to more efficiently address a broader set of customers in consumer products, electronics, energy and other industries.

Approximately 90% of our 2020 software revenue was generated through our direct global sales force. These sales teams interact with key decision makers, engage deeply with users of our products by leveraging a team of Altair’s technical specialists, and work with user-group managers and executives to ensure they are maximizing the utility of our software solutions. We have been expanding our direct sales team including our inside sales operations aggressively to reach more customers and market verticals.

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

We leverage indirect sales channels especially in APAC and Eastern Europe and have been investing to extend our reseller relationships in all markets. Approximately 10% of our 2020 software revenue was generated through our growing network of indirect channel partners and resellers.

Data Analytics, AI, IoT, and Smart Product Development

The data analytics and AI market is segmented by industry verticals where specific domain expertise is important for success.  Altair’s primary data analytics and AI customer base is banks, insurance companies, health care, and other financial services organizations along with finance departments across most industries including manufacturing. As we cross sell into Altair traditional manufacturing customer accounts, we are targeting both the finance departments, leveraging the expertise of our financial markets sales and technical teams, as well as engineering departments looking to apply data analytics and AI to improve designs, manufacturing, warranty, and in-service operations. We intend to leverage our existing direct and indirect sales channels in order to support greater market opportunities.

High-Performance Computing Solutions

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

Altair pioneered a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with over 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our entire portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 89% over the past five years. Each year approximately 60% of new software revenue comes from expansion within existing customers.

Marketing

Altair’s global marketing team of approximately 95 people is focused on generating new business opportunities by driving awareness, deepening customer engagement, and developing content specific to technical fields and industry verticals. Our corporate marketing programs include social media, earned media, publications, blogs, white papers and case studies. Our regional marketing program supports working relationships with our user community through education, participation in local industry events, Altair technical conferences, and webinars.

We provide marketing support to our ecosystem of resellers and third-party technology partners on both a corporate and regional level.

In order to continue to drive growth and extend our market position, we intend to continue to invest significant resources into our marketing initiatives.

Customers

As of December 31, 2020, we had more than 11,000 customers worldwide. Our simulation and HPC customers are primarily large manufacturing enterprises, with a growing presence in small and mid-size companies. Our AI customers include banks, credit unions, health care organizations, and other financial services organizations along with finance departments across most industries including manufacturing.

Automotive and aerospace combined account for approximately 45% of our 2020 billings, including 15 out of 15 of the world’s leading automotive manufacturers and 10 out of 10 of the world’s leading aerospace manufacturers. Other important industries include heavy machinery, rail and ship design, energy, government, life and earth sciences, BFSI, and consumer electronics. No single customer, nor any of our resellers and OEMS, accounted for more than 2% of our 2020 software billings. In 2020, we generated 38%, 31% and 31% of our total billings from customers in the Americas, EMEA, and APAC, respectively. Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period, and is discussed under Non-GAAP Financial Measures included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

For a summary of our financial information by geographic location, see Note 18 of Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

Competition

The market for simulation, HPC, data analytics, and AI software is highly fragmented. Our primary competitors include companies such as IBM, Dassault Systèmes, Siemens, Ansys, MSC Software (a Hexagon company), and Alteryx. Many are large public companies, with significant financial resources. In addition to these competitors, we compete with many smaller companies offering similar software applications.

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

We believe our solutions for data preparation, data science and AI are extremely strong, easy to use, powerful, and broadly adopted and have several unique capabilities including handling large, complex data sets coupled with our ability to intelligently import unstructured data.

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

As of December 31, 2020, we have 271 issued patents and more than 90 published patent applications worldwide. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. Additionally, we are the registered holder of a variety of trademarks and domain names that include “Altair” and similar variations.

Nonetheless, our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented, or challenged. In addition, the laws and enforcement of the laws of various countries where our products are distributed do not protect our intellectual property rights to the same extent as United States laws. Our inability to assert or enforce our intellectual property rights could harm our business.

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

Employees

As of December 31, 2020, we had more than 2,700 in-house employees and more than 350 on-site Client Engineering Services employees globally. More than two-thirds of our employees are located in the United States, India, France and Germany. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In some of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these councils. We have never experienced a work stoppage and we believe our employee relations are good. We continually recruit for top talent and invest in our global workforce to fuel diversity, professional and personal growth, and innovation.

Diversity

We believe that empowering each individual authentic voice encourages an entrepreneurial mindset. We have worked to create a culture of inclusion where diversity and experiences are embraced and essential to our success and long-term growth. We recognize and believe that everyone deserves respect and equal treatment. We believe that we comply in all material respects with all applicable U.S. Federal, state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. Our goal is to assure that all applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability, or protected veteran status.

Human capital metrics

We monitor human capital metrics such as recruitment, attrition, development, and diversity. Our strong brand, innovative product portfolio, cross-industry expertise, and culture support our ability to recruit and retain top talent.

COVID-19

Altair’s culture has historically embraced flexible work arrangements. As the COVID-19 pandemic spread, our workforce transitioned to nearly full remote working. Our culture, technology and people allowed us to react quickly when the crisis initially emerged. As a result, we maintained high levels of productivity and employee engagement. We adopted global and local COVID-19 safety protocols and guidelines to ensure the safety, health and wellness of our employees, families, and local communities. We also provide virtual health and wellness programs, such as Pilates, meditation, mental health tips, and information sessions by medical professionals to educate and answer questions about COVID-19. Our executive staff, including the CEO, was highly engaged with our workforce through podcasts, town halls, and other methods of outreach enabled by the accelerated adoption of virtual communication platforms.

Sustainability and environment

As the world is demanding safer, more efficient and innovative products and processes, our vision is to help customers drive decisions leveraging the convergence of simulation, HPC, and AI. By helping our customers, we help to reduce the environmental impact of goods and services across a broad array of industries worldwide.

We believe that our software technology and consulting services are by their very essence at the core of designing a healthier and more sustainable future for humanity. These efforts include:

•	Enabling structural optimization to inspire and refine product designs that minimize material usage and maximize performance
•	Conducting high-performance computing (HPC) workload management to ensure efficiency of energy usage and run time
•	Utilizing simulation- and AI-driven innovation to rapidly develop products, processes, and experiences in a virtual world without the carbon and waste stream impact of multiple physical prototypes
•	Supporting additive manufacturing and other advanced manufacturing techniques to embody the most optimal designs developed from simulation methodologies at the lowest cost
•

Offering cloud-based applications which allow efficiently scaled shared infrastructure to be used by multiple organizations, thus eliminating countless independent compute server installations, and giving access to a broad range of applications relevant to sustainable design

We also are committed to conducting our business in a manner that manages environmental issues responsibly. We fulfill this commitment by our efforts to:

•	Comply with local environmental regulations across all of our global offices
•	Conduct operations in an environmentally sound manner
•	Manage our supply chains toward appropriate environmental practices

Acquisitions

We have acquired 37 companies or strategic technologies since 1996, including 26 in the last five years. These acquisitions brought strategic IP assets, and talented developers with expertise in disciplines ranging from electronics, material science, crash and safety to industrial design and rendering. Products which are commercially available as a result of these acquisitions include Click2Extrude, Altair PBS Professional, Radioss, Evolve, Acusolve, SimLab, Embed, Click2Cast, Multi-scale Designer, FEKO, FLUX, WinProp, Thea Render, Modeliis, SmartWorks, ESAComp, SimSolid, Monarch, Knowledge Studio, Panopticon, EDEM, PollEx, PolyFoam, Mistral, and Breeze.

Our 2020 acquisitions include the following:

•

M-Base Engineering + Software GmbH: In October, we acquired M-Base Engineering + Software GmbH (“M-Base”) a leading international supplier of material database and material information systems, with a focus on plastics.

•

Ellexus: In September, we acquired Ellexus, a provider of a leading input/output (I/O) analysis tool, which helps customers find and address issues quickly, improving speed accuracy and cloud readiness.

•	Univa: In September, we acquired Univa, a leading innovator in enterprise-grade workload management, scheduling, and optimization solutions for HPC and AI on-premises and in the cloud.
•	S&Wise Co., Ltd.: In July, we acquired S&Wise Co., Ltd., a Seoul-based leading provider of polyurethane foaming simulation.
•	WRAP: In May, we acquired the WRAP software business from a Swedish company WRAP International AB. WRAP is a leading software technology for spectrum management and radio network planning.

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

Governmental Regulation

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, privacy and data protection laws, financial services laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. We strive to maintain compliance with all applicable laws and regulations and to anticipate future regulatory developments. For additional information, see “Risk Factors - Risks related to legal or regulatory matters.”

Segments

We have identified two reportable segments: Software and Client Engineering Services. For additional information about our reportable segments, see Note 18 of the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

Corporate information

We were incorporated in Michigan in 1985 and became a Delaware company in October 2017. Our principal executive offices are located at 1820 E. Big Beaver Road, Troy, Michigan 48083.

Unless the context otherwise requires, the terms “Altair,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Altair Engineering Inc. and its subsidiaries. The Altair design logo and the marks “OptiStruct,” “RADIOSS,” “AcuSolve,” “FEKO,” “Flux,” “WinProp,” “Multiscale Designer,” “HyperStudy,” “HyperMesh,” “HyperView,” “SimLab,” “HyperCrash,” “HyperGraph,” “Inspire,” “solidThinking Evolve,” “Thea Render,” “Click2Cast,” “Click2Extrude,” “Click2Form,” “Carriots,” “Altair PBS Works,” “Altair PBS Professional,” “Altair PBS Cloud,” “MotionView,” “MotionSolve,” “Altair PBS Access,” “SimSolid,” “Knowledge Studio,” “Monarch,” “Panopticon,” “EDEM,” “PollEx” and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property.

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

SUMMARY

The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed description of each risk factor contained below.

Risks relating to our business and industry, including risks relating to:

•	the sustainability of our revenue growth rate and the impact of our revenue mix;
•	the sustainability of our culture of innovation, teamwork and communications;
•	our ability to expand the usage of our software by existing customers;
•	our ability to introduce our software to new customers;
•	the length of our sales cycle;
•	our customers’ ability and plans to spend on product design and development;
•	our customers’ software license renewal rates;
•	the impact that acquisitions of businesses and products may have upon us;
•	the impact of competition;
•	the strength of the markets into which we sell, including automotive and financial services;
•	the impact of COVID-19 and other global conditions outside our control;
•	fluctuations in our quarterly results;
•	fluctuations in foreign currency exchange rates;
•	the extent to which software vendors participate in our APA program;
•	the performance of our distributors and resellers;
•	our ability to adapt to and lead technology changes;
•	the impact on profitability of our focus on growth and research & development;
•	the impact of any unanticipated departures by key employees;
•	the impact of our global presence;
•	the impact of any impairments of goodwill or intangible assets; and
•	the impact of any product liability claims or other legal proceedings.

Risks relating to our intellectual property, including risks relating to:

•	the impact of potential defects or errors in our software;
•	our ability to protect and enforce our technology and intellectual property rights;
•	the impact of intellectual property disputes;
•	the impact of any security breaches, computer malware, computer hacking attacks and other security incidents;
•	any failure of software to work seamlessly with our customers’ existing software;
•	product liability claims that may arise as a result of our customers’ use of our software or services;
•	any failures by us to adequately train our customers regarding the use and benefits of our software; and

•	our use of open source software and open source technology.

Risks relating to legal or regulatory matters, including risks relating to:

•	the difficulties associated with complying with a wide range of complex regulations in a variety of jurisdictions and the impact of any non-compliance;
•	the impact of changes in laws, regulations, regulatory policies and regulatory practices and uncertainties resulting from potential changes, including potential tax law changes;
•	the impact of export and import controls on our ability to operate and compete in international markets;
•	the breadth of data privacy and anti-bribery laws and regulations;
•	our ability to use our deferred tax assets in the United States; and
•	the impact of any challenges to our global tax methodology.

Risks relating to ownership of our Class A Common Stock, including risks relating to:

•	the sustainability of an active public trading market for our stock;
•	the volatility of the market price of our stock;
•	our expectations that we will not pay dividends in the foreseeable future;
•	the impact of any failure to maintain effective internal controls;
•	the difficulty of predicting the impact of our dual class common stock structure;
•	the nature and content of public research or reports about our company;
•	the potential dilutive impact of future sales of our Class A Common Stock, including upon conversion of our Convertible Notes; and
•	the impact of antitakeover provisions in our governing documents and under Delaware law.

Risks relating to our indebtedness, including risks relating to:

•	the effective subordination of our Convertible Notes to our secured debt and to our subsidiaries’ liabilities;
•	the impact of our organizational structure, pursuant to which a substantial portion of our operations are conducted through, and a substantial portion of our assets are held by, our subsidiaries;
•	our current debt service obligations and potential future debt service obligations;
•	limitations on our ability to pay cash in whole or in part upon conversion of our Convertible Notes;
•	the dilutive impact of issuing our Class A Common Stock upon such conversions;
•	the potential that our Convertible Notes may become convertible sooner than the mandatory convertibility date as a result of increases in the market price of our Class A Common Stock;
•	the accounting method applicable for convertible debt securities; and
•	the impact of operating and financial covenants in our loan agreements.

General risks, including risks relating to:

•	our ability to attract and retain key personnel;
•	any need we may have to raise additional capital;
•	the difficulties associated with predicting our growth;
•	business interruptions; and
•	the impact of potential changes in accounting principles.

Risks relating to our business and industry

We have experienced significant revenue growth and we may fail to sustain that growth rate or may not grow in the future.

We were founded in 1985 and launched our first commercial software in 1990. Our growth has primarily been attributed to the increasing sales of our simulation, high-performance computing and data analytics technologies to enhance decision making, product performance, compress development time, and reduce costs. Revenue from our software segment has historically constituted a significant portion of our total revenue. Our revenue growth could decline over time as a result of a number of factors, including increasing competition from smaller entities and well-established, larger organizations, limited ability to, or our decision not to, increase pricing, contraction of our overall market, the manner in which the markets for our products, including our data analytics products, evolve or our failure to capitalize on growth opportunities. Other factors include managing our global organization, revenues generated outside the United States that are subject to adverse currency fluctuations, uncertain international geopolitical landscapes and the acquisition of businesses which may grow more slowly than our business. Accordingly, we may not achieve similar growth rates in future periods, and you should not rely on our historical revenue growth as an indication of our future revenue or revenue growth.

If we cannot maintain our company culture of innovation, teamwork, and communication, our business may be harmed.

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

Our software includes a comprehensive open architecture solution for simulation, high-performance computing, data analytics, and artificial intelligence.

Our future success depends, in part, on our ability to increase the:

•	number of customers and users accessing our software;
•	usage of our software to address expanding design, engineering, AI, computing and analytical needs; and/or
•	number of our applications and functionalities accessed by users and customers through our licensing model.

Our future success may also depend upon the degree to which the evolution of our units licensing model is accepted by our current and potential customers.

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

We believe that our recent acquisitions result in certain benefits, including expanding our portfolio of software and products and enabling us to better serve our customers’ needs. However, to realize some of these anticipated benefits, the acquired businesses must be successfully integrated. The success of these acquisitions will depend in part on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of these acquisitions for a variety of reasons, including the following:

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

Billings in the automotive industry accounted for approximately 36% of our 2020 billings. An adverse occurrence, including industry slowdown, due to the impacts of COVID-19 or otherwise, recession, political instability, costly or constraining regulations, rapid technological obsolescence, excessive inflation, prolonged disruptions in one or more of our automotive customers’ production schedules, supply disruptions, or labor disturbances, that results in a significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic. The outbreak of the COVID-19 pandemic has significantly affected our customers, the global economy and financial markets. The full extent to which COVID-19 will impact global or regional economies will depend on future developments that are highly uncertain, especially in light of the emergence of new variants and potential for additional variants to emerge and cannot be accurately predicted. New information is likely to emerge concerning COVID-19, including information related to the development, effectiveness and roll-out of vaccines, new variants of the virus, and the actions to contain it or treat COVID-19 with uncertain economic impact on local, regional, national, and international markets. Our future results of operations, financial condition and cash flows could be materially adversely affected by COVID-19, particularly if the pandemic persists for a significant amount of time causing a substantial longer-term contraction in business for our customer base, prior to eventual recovery.

Many governments have enacted a rapid massive global response leveraging monetary and fiscal policy to mitigate long term economic harm, while providing short term economic support. While the implementation of policy responses varies country by country, and regionally, and has included mitigation efforts related to social distancing requirements, quarantine requirements, travel restrictions, and shelter in place orders, among others, the totality of the global response is based upon expectations that the response will serve to minimize the chance for a deep prolonged negative economic impact from COVID-19. Certain jurisdictions have begun to “re-open” their economies, within a relatively short time period of having engaged in substantial closure of most economic activity. Other jurisdictions have begun to consider moves to gradually “re-open” or have actually “re-opened”. In certain instances, governments deemed it necessary to reverse re-opening planning. The long term outcome of mitigation efforts is presently uncertain. The global distribution of COVID-19 vaccines is at an early stage and it is not possible to predict with certainty the impact of vaccines considering the logistical hurdles and current and potential COVID-19 variants that have developed or may emerge in the future.

Additional risks from COVID-19 include the inability of our employees and those businesses upon which we rely for operations to carry out their responsibilities at levels of performance necessary to maintain our performance undisturbed as a result of measures taken by governmental authorities to limit the spread of COVID-19. It is possible that some of our furloughed CES personnel do not return to work when their positions return. The COVID-19 pandemic continues to rapidly evolve. COVID-19 may also affect our operating and financial results in a manner that is not presently known to us, or that we currently to do not consider presenting significant risks to our operations.

The impact of COVID-19 on some of our customers has primarily contributed to the decrease in revenue for software related and client engineering services. While we continue to robustly engage with our customers, primarily virtually, to mitigate the uncertain extent of the negative impact of COVID-19 on our customers, our ability to attract, serve, retain, or expand customers will continue to be uncertain. A negative impact on our customers may cause them to delay entering into new or expanded software licenses, request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts or cancelations, and a reduction in demand for software related and client engineering services. Existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.

Since we have substantial international operations that arise from our normal business operations, our financial results in 2021 may be impacted by COVID-19 driven variations in foreign currency exchange rates, apart from the traditional elements that underlie foreign currency exchange rate changes.

Recent developments with respect to COVID-19 vaccines have the potential to affect the scope and duration of the pandemic. While a number of COVID-19 vaccines have received regulatory approval and are available in limited quantities in the United States and other parts of the world, a degree of uncertainty exists with respect to the distribution, utilization, and long-term efficacy of vaccinations among the general population.

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

The long term effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets. The measures could potentially disrupt some of the markets we serve and may cause those customers to closely monitor their costs and reduce their spending budget on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Given the lack of comparable precedent, it is unclear what the longer term financial, trade and legal implications the withdrawal of the United Kingdom from the European Union will have on us.

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

Our quarterly results of operations and our key metrics, including Billings, Adjusted EBITDA and Free Cash Flow, may vary significantly in the future and seasonally. Many customers make purchase decisions based on their fiscal year budgets, which often coincide with the calendar year. These seasonal trends materially affect our financial results, as license fees become due at the time the license term commences based upon agreed payment terms that customers may not adhere to. As a result, new and renewal licenses have been concentrated in the first and fourth quarter of the year, and our cash flows from operations have been highest late in the first quarter and early in the second quarter of the succeeding fiscal year. Period-to-period comparisons of our operating results may not be meaningful. The results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and key metrics may fluctuate as a result of a variety of factors including:

•	seasonal variations in customer purchasing patterns;
•	our ability to retain and/or increase sales to existing customers at various times;
•	our ability to attract new customers;
•	the addition or loss of large customers, including through their acquisitions or industry consolidations;
•	the timing of recognition of revenues;
•	the amount and timing of billings;
•	the amount and timing of operating expenses and capital expenditures;
•	the length of sales cycles;
•	significant security breaches, technical difficulties or unforeseen interruptions to the functionality of our software;
•	the number of new employees added;
•	the amount and timing of billing for professional services engagements;
•	the timing and success of new products, features, enhancements or functionalities introduced by us or our competitors;
•	changes in our pricing policies or those of our competitors;
•	changes in the competitive dynamics of our industry, including consolidation among competitors;
•	the timing of expenses related to the development or acquisition of technology;
•	any future charges for impairment of goodwill from acquired companies;
•	extraordinary expenses such as litigation or other dispute-related settlement payments;
•	the impact of new accounting pronouncements; and
•	general economic conditions.

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

We do not currently engage in currency hedging activities to limit the risk of exchange rate fluctuations. In the future, we may use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place, and the cost of those hedging techniques may have a significant negative impact on our operating results. The use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

Licensing of our software is dependent, in part, on performance of our distributors and resellers.

We have historically licensed our software primarily through our direct sales force. We have enhanced our units licensing model such that it is able to be licensed through a network of distributors and resellers. If these distributors and resellers are unable to successfully adjust their sales methods to support our annual recurring licensing model, or become unstable, financially insolvent, or otherwise do not perform as we expect, our revenue growth derived from the distributor and reseller channels could be negatively impacted.

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

A key element of our strategy is to focus on innovation and invest significantly in research and development to create new software and enhance our existing software to address additional applications and serve new markets, both internally and through acquisitions. Research and development projects can be technically challenging and expensive, and there may be delays between the time we incur expenses and the time we are able to generate revenue, if any. Anticipated customer demand for any software we may develop could decrease after the development cycle has commenced, and we could be unable to avoid costs associated with the development of any such software. If we expend a significant amount of resources on research and development and our efforts do not lead to the timely introduction or improvement of software that is competitive in our current or future markets, it could harm our business.

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

Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those in the United States. We face risks in doing business internationally that could adversely affect our business, including:

•	the need to localize and adapt our software for specific countries, including translation into foreign languages and associated expenses;
•	foreign exchange risk;
•	import and export restrictions and changes in trade regulation, including uncertainty regarding renegotiation of international trade agreements and partnerships;
•	sales and customer service challenges associated with operating in different countries;
•	enhanced difficulties of integrating foreign acquisitions;
•	difficulties in staffing and managing foreign operations and working with foreign partners;
•	different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;
•

compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including the Foreign Corrupt Practices Act of 1977, or the FCPA, employment, ownership, trade, tax, privacy and data protection laws and regulations;

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

We operate our client engineering services business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, CES staff to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 9% and 11% of our total revenues for the year ended December 31, 2020 and 2019, respectively. Some of our customers satisfy their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into, or remain in, the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified CES staff because of competitive factors or immigration laws, or otherwise fail to match CES staff to open customer positions, our revenue may be adversely affected.

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

Our revenue mix may vary over time due to a number of factors, including the mix of term-based licenses and perpetual licenses. Due to the differing revenue recognition policies applicable to our term-based licenses, perpetual licenses and professional services, shifts in the mix between subscription and perpetual licenses from quarter to quarter, or increases or decreases in revenue derived from our professional engineering services, which have lower gross margins than our software services, could produce substantial variation in revenues recognized even if our billings remain consistent. Our gross margins and operating results could be impacted by changes in revenue mix and costs, together with other factors, including: entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could harm our business.

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2020 and 2019, respectively, we had $264.5 million and $233.7 million of goodwill and $76.1 million and $67.1 million of other intangible assets—net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

In addition to our software, we source, distribute and sell products, which may expose us to product liability claims, product recalls, and warranty claims that could be expensive and harm our business.

We source, distribute and sell products, in part, through certain of our wholly owned subsidiaries. To the extent these products do not perform as expected, cause injury or death or are otherwise unsuitable for usage, we may be held liable for claims, including product liability and other claims. A product liability claim, any product recalls or an excessive warranty claim, whether arising from defects in design or failure in our supply chains could negatively affect our sales or require a change in the design process or our product sourcing, any of which may harm our reputation and business.

Risks related to our intellectual property

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

Intellectual property disputes may occur in the markets in which we compete. Many of our competitors are large companies with significant intellectual property portfolios, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers. Any allegation of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business or revenue.

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

We currently open source certain of our software and may open source other software in the future, which could have an adverse effect on our revenues and expenses and our use of open source technology could impose limitations on our ability to commercialize our software.

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

Risks related to legal or regulatory matters

We operate internationally and must comply with employment and related laws in various countries, which may, in turn, result in unexpected expenses.

We are subject to a variety of domestic and foreign employment laws, including those related to safety, discrimination, whistle-blower, privacy and data protection, employment of unauthorized or undocumented employees, classification of employees, wages, statutory benefits, and severance payments. Such laws are subject to change as a result of judicial decisions or otherwise, and there can be no assurance that we will not be found to have violated any such laws in the future. Such violations could lead to the assessment of significant fines against us by federal, state or foreign regulatory authorities or to the award of damages claims, including severance payments, against us in judicial or administrative proceedings by employees or former employees, any of which would reduce our net income or increase our net loss.

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

As of December 31, 2020 and 2019, we had gross deferred tax assets, or DTAs, of $133.4 million and $117.5 million, respectively, primarily related to net operating loss carryforwards, tax credits, share-based compensation, lease obligations and employee benefits. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. In connection with our IPO, a significant number of NSOs were exercised resulting in a tax deduction for United States income tax purposes. This deduction, in conjunction with our other expected deferred tax asset reversals, resulted in the establishment of a valuation allowance for $47.0 million in 2017 for the United States DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Internal Revenue Code of 1986, or the Code, if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisition of Datawatch and Univa, which are subject to specific limitations on usage. We may or may not be able to realize the benefits of the acquired NOLs due to a number of factors, including those enumerated above. We may also be unable to realize our tax credit carryforwards prior to their expiry.

In addition, the recently enacted Coronavirus Aid, Relief, and Economic Security, or CARES Act and the Consolidated Appropriations Act, 2021 (CAA) provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.

If our global tax methodology is challenged, our tax expense may increase.

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

In the U.S., the Tax Act enacted on December 22, 2017 significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued. It is possible that U.S. tax law will be modified by increasing corporate tax rates, eliminating, or modifying some of the provisions enacted in the 2017 Tax Act or other changes that could have an adverse effect on us.

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

Companies that collect personal information are required to comply with data protection laws adopted by the United States and various state and foreign jurisdictions, including the European Union General Data Protection Regulation and implementing legislation adopted by member states of the European Union (“GDPR”), and the United Kingdom Data Protection Act 2018 (the “UK GDPR”). These data protection laws regulate the collection, use, storage, disclosure and security of personal information, such as names, email addresses, Internet Protocol addresses and other online indentifiers, business contact data, and customer profiles, that may be used to identify or locate an individual, including a customer or an employee.

Data protection laws and regulations may require us to implement privacy and security policies, permit individuals to access, correct and delete their own personal information collected, stored or maintained by us, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use or disclose their personal information for certain purposes. Governments could prohibit any personal information collected in a country from being transferred or disclosed outside of that country. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security, or data protection, related organizations that require compliance with their rules pertaining to information security and data protection. We may agree to be bound by additional contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Our failure to comply with these data protection laws or any actual or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil actions, which may harm our business.

On January 2, 2020, the California Consumer Privacy Act, or the CCPA, became effective. The CCPA protects the personal information of California residents, households and devices by placing certain requirements on the regulated businesses that collect, process, store and disclose personal information. The CCPA also provides for civil penalties for violations, as well as an individual private right of action in connection with data breaches that may result in more frequent data breach litigation, including class actions. The impact of this legislation is far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. In November 2020, California legislators approved the California Privacy Rights Act (CPRA”), which substantially amends the CCPA. Among other developments, the CPRA created an entirely new state agency to enforce the CPRA and other state data privacy and security laws. The CPRA becomes effective in January 2023, but has a 12 month look back so regulated businesses must be compliant by January 1, 2022. Virginia recently adopted a data protection law which is currently scheduled to become effective in 2023. It remains unclear how the regulators, courts or commercial parties will interpret the CCPA, the CPRA or the Virginia Law. We may also be subject to new comprehensive data protection laws including legislation currently pending in other states including Washington and New York. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal information by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices. Our failure to comply with any of these data protection laws self-regulatory obligations or industry standards or any actual or suspected security incident may result in governmental actions, fines and non-monetary penalties, or civil liability, which may harm our business.

Proposed or new legislation and regulations could significantly affect our business.

The GDPR, which became effective in May 2018, applies to all our business conducted in the European Economic Area (the “EEA”).  With Brexit in effect and the transition period having expired, our business in the United Kingdom is regulated by the U.K. GDPR. The GDPR and the U.K. GDPR (collectively, the “Regulations”) impose many obligations, and we will need to continue dedicating financial resources and management time to compliance and training in the coming years. The Regulations require, for example, that regulated entities expand disclosures about how personal data is used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. Additionally, the Regulations place companies under obligations relating to data transfers and the security of the personal data they process and there are substantial fines and penalties associated with infringement. For example, the GDPR provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR (up to EUR 20,000,000, or 4% of an undertaking’s total, worldwide, annual revenue, whichever is higher). Individuals who sustain damages because a regulated entity fails to comply with the GDPR have the right to seek compensation from such entity directly. Compliance with the Regulations and continued monitoring and training will require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing infringements thereof. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived infringement of the Regulations, such an infringement may have an adverse effect on our business and operations.

As the number of jurisdictions with data privacy regulations increase and our global footprint expands, it may be necessary for us to increase the amount we expend on compliance and training in this area.

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

The market price of our Class A common stock has and may continue to fluctuate from time to time. Our market price may continue to fluctuate substantially depending on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock, since you might not be able to sell your shares at or above the price you paid for our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	volatility in the market prices and trading volumes of technology stocks;
•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industries in particular;
•	the volume of shares of our Class A common stock available for public sale;
•	sales of shares of our Class A common stock;
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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of SOX requires annual management assessments of the effectiveness of our internal controls over financial reporting. We have designed, implemented and tested the internal control over financial reporting required to comply with this obligation, which was and is time consuming, costly, and complicated. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In the past, we have identified material weaknesses in our controls which we subsequently remediated. We cannot assure investors that we will not have material weaknesses in the future. If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to successfully remediate the identified material weaknesses or, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of December 31, 2020, we had an aggregate of 44,215,900 shares of Class A common stock and 30,110,732 shares of Class B common stock outstanding.

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

We have registered the offer and sale of an aggregate of approximately 22,132,893 shares of Class A common stock that have been issued or reserved for future issuance under our equity compensation plans on a Form S-8 registration statement. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. Additionally, the number of shares of Class A common stock available for grant and issuance under our 2017 Equity Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning in 2018 by an amount equal to the lesser of (i) 3% of the number of shares of all classes of our common stock outstanding on December 31 of the preceding calendar year or (ii) a lesser number of shares of Class A common stock determined by our board of directors. We also intend to register the offer and sale of any shares of Class A common stock resulting from such increases. If the holders of these shares choose to sell a large number of shares, they could adversely affect the market price for our Class A common stock.

We may also issue shares of our Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who hold shares of our Class B common stock, including our founders, certain of our directors and executive officers and affiliates, who hold in the aggregate approximately 87% of the voting power of our capital stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Class B stockholders, including our founders, certain of our directors and executive officers, and affiliates, hold, in the aggregate approximately 87% of the voting power of our capital stock. The ten-to-one voting ratio between our Class B and Class A common stock, results in the holders of our Class B common stock collectively controlling a majority of the combined voting power of our common stock and therefore being able to control all matters submitted to our stockholders for approval until 2029, or upon the occurrence of a triggering event at which time all shares of our Class B common stock will automatically convert into shares of our Class A common stock, or on an earlier date, as set forth in our Delaware certificate of incorporation.

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

If the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, our Convertible Notes will be convertible in the next calendar quarter (the “Sale Price Condition”). At present, the conversion price is approximately $46.50; 130% of such price is approximately $60.45. The closing sale price of our Class A common stock has met or exceeded $60.45 during the current or future calendar quarters, although we cannot presently determine whether the Sale Price Condition will be satisfied with respect to the current calendar quarter. If the Sale Price Condition is satisfied during the current or future calendar quarters, our Convertible Notes will be convertible during the succeeding calendar quarter.

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

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. As our stock price increases, the number of shares of Class A common stock used in the computation of fully diluted earnings per share also increases, which will adversely affect our diluted earnings per share.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, ASC Subtopic 470-20, Debt — Debt with Conversion and Other Options and Accounting Standards Codification subtopic 815-40, Hedging — Contracts in Entity's Own Equity, that change the accounting for the convertible debt instruments. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible debt instruments and requires the use of the “if converted” method. Application of the “if converted” method may negatively affect our diluted earnings per share. The standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years and early adoption is permitted.

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

General Risk Factors

If we are unable to attract and retain key personnel, we may be unable to achieve our business objectives.

Our business is dependent on our ability to attract and retain highly skilled software engineers, data scientists, salespeople, and support teams. There is significant industry competition for these individuals. We have many employees whose equity awards in our company are fully vested and may increase their personal wealth, which could affect their decision to remain with the Company. Failure to attract or retain key personnel could delay or prevent the achievement of our business objectives.

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

Our operations and our customers are vulnerable to interruptions by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars, pandemics, environmental and climate change, and other events beyond our control. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, including system interruptions, reputational harm, delays in our software development, breaches of data security and loss of critical data.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Troy, Michigan. We own our corporate headquarters facility, a building in Korea, and an undeveloped parcel of land adjacent to our headquarters, which we may develop over the next few years.

We lease or sublease all of our other domestic and international offices. We expect to add facilities as we grow our employee base and expand geographically. We do not manage our facilities by segment because they may be used for multiple purposes, such as administration, sales, and development. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations.

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

Swedish Tax Litigation

The Swedish Tax Authorities, or STA, assessed tax (net of utilization of tax attributes) penalties and interest in the amount of $6.2 million related to the acquisition of Panopticon AB by Datawatch Corporation, in 2013 for the years 2013, 2014 and 2015. The STA, upon auditing the acquisition transaction, reached a conclusion that post acquisition, certain assets were removed from Sweden, triggering the tax obligation. The STA is also of the opinion that some services related to product development provided to the new parent company in the U.S. were performed by Panopticon AB at a price below market price triggering tax obligations. Datawatch contested the findings by the STA throughout the audit process including contesting the STA position in the first level of administrative courts. On May 29, 2019, the Administrative Court issued its ruling in favor of Datawatch AB. On July 4, 2019, the STA filed an appeal of the Administrative Court ruling with the Administrative Court of Appeals in Stockholm, effectively continuing to assert that the assessments are in fact appropriate. After relevant submissions by the Company and the STA, the Court of Appeals held a hearing on February 20, 2020.

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

Holders

As of February 15, 2021, there were 35 registered stockholders of our Class A common stock and 4 registered stockholders of our Class B common stock. We are unable to estimate the total number of stockholders because many of our shares of Class A common stock are held by brokers, banks or other institutions on behalf of stockholders.

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

Unregistered Sales of Equity Securities

On September 9, 2020, and November 23, 2020, in connection with the acquisition of Ellexus, the Company issued to shareholders of Ellexus an aggregate of 41,210 shares of the Company’s Class A Common Stock, par value $0.0001 per share. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Ellexus’s existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

On October 7, 2020, in connection with the acquisition of M-Base, the Company issued to shareholders of M-Base an aggregate of 30,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share. All shares were issued without registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. M-Base’s existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

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

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2020 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global technology company providing software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

Our simulation and AI-driven approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers, our market-leading technology for optimization and HPC, and our end-to-end platform for developing AI and Internet of Things (“IoT”) solutions. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life visualization and rendering. Our HPC solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including AI, modeling and simulation, and visualization. Our data analytics, AI and IoT products include data preparation, data science, MLOps, orchestration, and visualization solutions that fuel engineering, scientific, and business decisions.

Altair’s software products represent a comprehensive, open architecture solution for simulation, HPC, data analytics, and AI to empower decision making for improved product design and development, manufacturing, energy management and exploration, financial services, health care, and retail operations. We believe Altair’s solutions are compelling due to their openness and usability.

Altair’s products offer a comprehensive set of technologies to design and optimize high-performance, efficient, innovative and sustainable products and processes in an increasingly connected world. Our products are categorized by:

•	Physics Simulation and Concept Design;
•	High Performance and Cloud Computing; and
•	Data Analytics, AI, IoT and Smart Product Development.

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

Licensing

There are two licensing methods we employ to deliver our software solutions:

•	Most products are available under our unique, patented units-based licensing model known as Altair Units.
•	A small subset of our products is available on a node-locked, or hardware specific, and named-user basis. This is especially true for our data analytics solutions.

Altair pioneered a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with over 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our entire portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 89% over the past five years. Each year approximately 60% of new software revenue comes from expansion within existing customers.

Recent Business Developments

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19, a pandemic and a public health emergency of international concern. The global spread of COVID-19 has created significant volatility and uncertainty. Such conditions are expected to continue. To limit the spread of COVID-19, governments have taken various actions, from time to time, including the issuance of travel restrictions, complete or partial prohibitions of non-essential activities, restrictions or shutdowns of non-essential businesses, stay-at-home orders and social distancing guidelines. Some of these actions have varied from initial responses, pivoting between full or complete to partial or limited restrictions depending upon local or regional conditions. Accordingly, many businesses have adjusted to these actions by reducing or suspending operating or other activities. This has negatively impacted several of the markets we serve, including the automotive and aerospace markets.

The ensuing discussion is provided to summarize the impacts of COVID-19 upon the Company, inclusive of some of the principal measures undertaken by the Company to date to respond to the pandemic. It is difficult to predict with any level of precision the broad effects of COVID-19 on specific industries or individual companies. Locally or regionally imposed restrictions in concert with the duration of pandemic conditions, along with the development and distribution of vaccines, may create disparate impacts across the globe, including the primary countries or regions in which the Company and its customers operate.

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

We have adopted several measures in response to COVID-19 adhering to local and regional restrictions, including instructing employees to work from home, adjusting our expenses and cash flow to correlate with potential declines in billings and cash collections from customers, shifting certain of our customer events to online-only webcasts and restricting non-critical business travel by our employees. Historically, a portion of field sales, professional services and other activities were conducted in person. Currently, because of travel restrictions related to COVID-19, substantially all of our sales, professional services and other activities are being conducted virtually. We have developed contingency plans to reduce costs further if the current situation changes. We continue to actively monitor business conditions and government mandates related to COVID-19 and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

We have converted our business to being capable of operating nearly 100% “virtual” as required or recommended under COVID-19 restrictions, leveraging our global technology infrastructure. While we are capable of sustained operations primarily in a virtual environment, we expect that we will gradually resume normalized operations, when permitted, based on local conditions and restrictions, with the primary focus of preserving employee welfare, while continuing to support customers. We have undertaken certain measures to manage operating expenses given the uncertainties with the COVID-19 environment. Previously, we introduced temporary wage reductions, or other measures, in accordance with local labor laws and regulations, to reduce near term compensation costs. These adjustments, which were beneficial during the period of heightened uncertainty early in COVID-19, have been rolled back, such that effective October 2020, the temporary wage reductions have been rescinded. We have, where possible, negotiated reductions in costs for consultants, professional and advisory fees, and other costs. Given global travel restrictions, we have substantially reduced expenses for travel related costs while many sales and marketing activities have reverted to being virtualized, further reducing certain expenditures on a net basis.

COVID-19 restrictions have begun to ease in certain jurisdictions, and we have been able to re-open offices in certain countries. However, certain jurisdictions that eased restrictions have subsequently heightened their restrictions. We have taken proactive steps to protect the health and safety of our employees, customers, and partners, preparing our offices for a safe return in compliance with local and regional regulations and requirements and enacting rigorous safety measures, including employee training and self-monitoring for symptoms of COVID-19. Adhering to local and regional requirements, these measures include a combination of the taking of all employee temperatures upon reporting to work, encouraging employees to continue to work from home, implementing social distancing protocols, maintaining suspension of travel, instituting facility protocols and cleaning guidelines, establishing hand sanitizer stations, disinfecting workspaces, and requiring the wearing of masks with respect to those employees who must be physically present in their workplace. In the event an employee contracts the virus or tests positive for COVID-19, we have mandated quarantining and have instructed employees not to return to work until such time that they have been cleared to do so. We expect to continue to practice these measures until we determine that COVID-19 is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, and partners.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. The value of the U.S. dollar has fluctuated in comparison to certain foreign currencies, including in Europe, driven in part by COVID-19 events and news. Since we have substantial international operations that arise from our normal business operations, our financial results in 2021 may be impacted by COVID-19 driven variations in foreign currency exchange rates, apart from the traditional elements that underlie foreign currency exchange rate changes.

We have performed an assessment of certain tangible and intangible assets to determine whether events or changes in circumstances caused by the COVID-19 pandemic resulted in indicators of impairment as of December 31, 2020. Based on present expectations, we determined that it is not more likely than not that indicators of impairment existed as of December 31, 2020. Notwithstanding this conclusion, if business conditions were to deteriorate in a significant manner or for an extended duration within our customer base, the likelihood of impairment would increase, and we would again assess whether events or changes in circumstances indicate that an asset impairment that is more likely than not exists. Specifically, certain non-amortizing intangible assets from recent acquisitions valued on the basis of short-term forecasts of revenue will be re-assessed for indicators of impairment and it is possible that an impairment charge will be reflected in the future should COVID-19 business conditions worsen or extend substantially in duration.

As reflected in our period to period analysis below, we believe the emergence of COVID-19 has negatively affected our results of operations. COVID-19’s impact on some of our customers has primarily contributed to the decrease in revenue for software related and client engineering services. Our software product revenue has been affected by elongated sales cycles, greater challenges in securing renewals, as well as new and expansion business. While we continue to robustly engage with our customers, primarily virtually, to mitigate the uncertain extent of the negative impact of COVID-19 on our customers, our ability to attract, serve, retain, or expand customers will continue to be uncertain. Existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. In certain cases, we provided longer than normal payment terms to certain of our customers; however, the terms are less than one year, and we do not expect this to materially affect our consolidated financial statements. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, the development of treatments and vaccines, and other factors identified in Part I, Item 1A – Risk Factors included elsewhere in this Annual Report on Form 10-K. Even after the COVID-19 pandemic subsides, we may experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Business combinations

In September 2020, we acquired all of the outstanding capital stock and equity interests of Univa Corporation (“Univa”) for a preliminary purchase price of $30.2 million, subject to certain adjustments. Univa is headquartered in Chicago, with offices in Canada and Germany. The financial results of Univa have been included in the Company’s consolidated financial statements since the acquisition date. Univa is a leading innovator in enterprise-grade workload management, scheduling, and optimization solutions for HPC and artificial intelligence (AI) on-premises and in the cloud. Univa’s technology complements Altair’s HPC and data analytics solutions and enables the Company to further expand into life sciences and financial services.

During the year ended December 31, 2020, the Company completed other business acquisitions that were individually insignificant to the Company’s consolidated financial statements. The aggregate purchase price of these other acquisitions was $16.9 million and was allocated to assets acquired and liabilities assumed at their estimated fair values.

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

Constant currency amounts exclude the effect of foreign currency fluctuations on our reported results. Our comparative financial results were impacted by fluctuations in the value of the United States dollar relative to other currencies during the year ended December 31, 2020, as compared to the year ended December 31, 2019. To present this information, the results for 2020 for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for 2019. These adjusted amounts are then compared to our current period reported amounts to provide operationally driven variances in our results.

The net effects of currency fluctuations on our Revenue, Net loss, Adjusted EBITDA and Billings are reflected in the table below. Amounts in brackets indicate a net adverse effect from currency fluctuations.

(in thousands)	Year ended December 31, 2020
Revenue	$1,034
Net loss	$221
Adjusted EBITDA	$(31)
Billings	$3,846

Business segments

We have identified two reportable segments: Software and Client Engineering Services:

•

Software —Our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, high-performance computing software applications and hardware products, modeling and visualization tools, data analytics and analysis products, IoT platform and analytics tools as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle.

•

Client Engineering Services — Our client engineering services, or CES, segment provides client engineering services to support our customers with long-term, ongoing expertise. We operate our CES business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments. We employ and pay them only for the duration of the placement.

Our other businesses which do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include potential services and product concepts that are still in their development stages, and our WEYV business, which ceased operations in the third quarter of 2019.

For additional information about our reportable segments and other businesses, see Note 18 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

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

Software includes consulting, implementation services and training. Our software related services team is comprised of approximately 300 highly technical people globally. We focus on establishing a strong working relationship with the user community allowing us to offer guidance and expertise throughout their product creation process. We generally recognize revenue for software related services as those services are performed.

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

Our CES business generates revenue from placing simulation specialists, industrial designers, design engineers, materials experts, development engineers, manufacturing engineers, and information technology specialists. We recognize CES revenue based upon hours worked and contractually agreed-upon hourly rates.

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

Cost of revenue

Cost of software

Cost of software revenue consists of expenses related to software licensing, hardware sales and customer support. Significant expenses include employee compensation and related costs for support team members, including salaries, benefits, bonuses and stock-based compensation, as well as hardware costs, travel costs, certain data center and facility costs and royalties for third-party software products available to customers through our products or as part of our APA.

Cost of software related services

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

Income tax expense

Income tax expense is comprised primarily of income taxes related to United States, foreign, and state jurisdictions in which we conduct business. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense (benefit), if any, to vary each reporting period depending upon fluctuations in our quantum and tax jurisdictional mix of income (loss). We have substantial United States net operating loss carryforwards with no expiration period for losses generated 2018 onwards, and tax credit carryforwards which began to expire in 2018. The ability to utilize these tax attributes is highly dependent upon our ability to generate taxable income in the United States in the future.

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

As of December 31, 2020 and 2019, we had gross deferred tax assets, or DTAs, of $133.4 million and $117.5 million, respectively, primarily related to net operating loss carryforwards, tax credits, share-based compensation, lease obligations and employee benefits. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. In connection with our IPO, a significant number of our NSOs were exercised, resulting in a tax deduction for United States income tax purposes. This deduction, in conjunction with other expected deferred tax asset reversals, resulted in the establishment of a valuation allowance for $47.0 million in 2017 for the United States DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Code if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisition of Datawatch and Univa, which are subject to specific limitations on usage. We may also be unable to realize our tax credit carryforwards which began to expire in 2018.

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

The Tax Act subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income, or GILTI, earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the year ended December 31, 2020 due to a full valuation allowance on U.S. net deferred tax assets. We have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. In addition, the recently enacted CARES Act and the Consolidated Appropriations Act, 2021 (CAA) provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.

Results of operations

The following table sets forth our results of operations and certain financial data for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019
Revenue:
Software	$391,711	$366,702
Software related services	26,454	34,576
Total software and related services	418,165	401,278
Client engineering services	44,320	48,987
Other	7,436	8,650
Total revenue	469,921	458,915
Cost of revenue:
Software	58,325	59,686
Software related services	21,243	25,640
Total software and related services	79,568	85,326
Client engineering services	35,684	39,875
Other	6,053	7,398
Total cost of revenue	121,305	132,599
Gross profit	348,616	326,316
Operating expenses:
Research and development	126,081	117,510
Sales and marketing	111,440	106,051
General and administrative	86,432	82,178
Amortization of intangible assets	16,376	14,442
Other operating income, net	(3,426)	(2,072)
Total operating expenses	336,903	318,109
Operating income	11,713	8,207
Interest expense	11,598	6,371
Other income, net	(1,917)	(1,552)
Income before income taxes	2,032	3,388
Income tax expense	12,532	10,930
Net loss	$(10,500)	$(7,542)
Other financial information:
Billings (1)	$480,447	$475,963
Adjusted EBITDA (2)	$57,288	$39,549
Net cash provided by operating activities	$32,882	$31,393
Free cash flow (3)	$26,789	$21,733

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

The following table sets forth our revenue growth on a constant currency basis for the year ended December 31, 2020 compared to the year ended December 31, 2019:

	Year ended December 31,		Change	Constant currency change (1)
(dollars in thousands)	2020	2019	%	%
Revenue:
Software	$391,711	$366,702	7%	7%
Software related services	26,454	34,576	(23%)	(24%)
Total software and related services	418,165	401,278	4%	4%
Client engineering services	44,320	48,987	(10%)	(9%)
Other	7,436	8,650	(14%)	(14%)
Total revenue	$469,921	$458,915	2%	2%

_____________________________

(1)

The results for entities whose functional currency is a currency other than the United States dollar were converted to United States dollars at rates that were in effect for the corresponding period of the prior year.

Years ended December 31, 2020 and 2019

Revenue

Total revenue increased by $11.0 million, or 2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase was primarily attributable to an increase in software revenue, partially offset by a decrease in software related services revenue and CES revenue as a result of the slowdown in economic activity by our customers primarily due to COVID-19.

Software

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Software revenue	$391,711	$366,702	$25,009	7%
As a percent of software segment revenue	94%	91%
As a percent of consolidated revenue	83%	80%

The 7% increase in our software revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily resulted from expansion with existing customers and an increase in software subscription arrangements.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Software related services revenue	$26,454	$34,576	$(8,122)	(23%)
As a percent of software segment revenue	6%	9%
As a percent of consolidated revenue	6%	8%

Software related services revenue decreased 23% for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was largely the result of customers reducing their demand for these services primarily due to the impact of COVID-19 on their business operations.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Client engineering services revenue	$44,320	$48,987	$(4,667)	(10%)
As a percent of consolidated revenue	9%	11%

Our CES business is primarily affected by customer demand and our ability to fill customers’ open positions. As noted above in response to COVID-19, in April some of our CES customers furloughed staff positions, while some other customers reduced

CES staff working hours, reduced billing rates or eliminated certain positions. We have acted in concert with those customers to furlough or curtail the hours and compensation of those impacted employees until such time as our customers return to normal staffing, billing rates, or required working hours. The 10% decrease in CES revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, reflects those steps, offset in part by our ability to fulfill demand for our client engineering services in the first quarter of 2020.

Other

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Other revenue	$7,436	$8,650	$(1,214)	(14%)
As a percent of consolidated revenue	2%	2%

The 14% decrease in other revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily due to lower revenue from decreased unit sales at lower selling prices from toggled, our LED lighting business, and decreased royalty income of $0.5 million. The decrease in unit sales was driven by COVID-19.

Cost of revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of software revenue	$58,325	$59,686	$(1,361)	(2%)
As a percent of software revenue	15%	16%
As a percent of consolidated revenue	12%	13%

Cost of software revenue decreased by $1.4 million, or 2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease was primarily attributable to a $2.3 million decrease in travel expense and a $1.3 million decrease in hardware costs related to software revenue, partially offset by a $1.4 million increase in employee compensation and related costs and $1.4 million increase in stock-based compensation expense.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of software related services revenue	$21,243	$25,640	$(4,397)	(17%)
As a percent of software related services revenue	80%	74%
As a percent of consolidated revenue	5%	6%

Cost of software related services revenue decreased 17%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The decrease in the current year period was primarily due to a $3.7 million decrease in employee compensation and related costs due to a decline in consulting services and a $0.5 million decrease in travel expenses as a result of COVID-19 restrictions.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of client engineering services revenue	$35,684	$39,875	$(4,191)	(11%)
As a percent of client engineering services segment revenue	81%	81%
As a percent of consolidated revenue	8%	9%

Cost of CES revenue decreased 11%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019, consistent with the change in CES revenue. In response to reduced customer demand for these services, we furloughed or curtailed the hours and compensation of employees until such time as our customers return to normalized staffing or required working hours.

Other

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Cost of other revenue	$6,053	$7,398	$(1,345)	(18%)
As a percent of other revenue	81%	86%
As a percent of consolidated revenue	1%	2%

The cost of other revenue decreased 18%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This decrease is due to cost reductions for products sold and lower sales volumes for our LED lighting business.

Gross profit

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Gross profit	$348,616	$326,316	$22,300	7%
As a percent of consolidated revenue	74%	71%

Gross profit increased by $22.3 million, or 7%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase in gross profit was primarily attributable to the growth of software revenue and reduction in cost of revenue as described above.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed here in the aggregate.

Research and development

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Research and development	$126,081	$117,510	$8,571	7%
As a percent of consolidated revenue	27%	26%

Research and development expenses increased by $8.6 million, or 7%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Stock-based compensation expense increased $5.5 million, employee compensation and related expense increased $4.5 million, primarily due to increased headcount, and cloud hosting expense increased $1.2 million. These increases were partially offset by a $1.9 million decrease in travel expense.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Sales and marketing	$111,440	$106,051	$5,389	5%
As a percent of consolidated revenue	24%	23%

Sales and marketing expenses increased by $5.4 million, or 5%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. Employee compensation and related expense increased $11.0 million, primarily due to increased headcount, and stock-based compensation expense increased $4.2 million. These increases were partially offset by a decrease in travel and selling related expenses of $9.1 million from suspension or cancellation of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
General and administrative	$86,432	$82,178	$4,254	5%
As a percent of consolidated revenue	18%	18%

General and administrative expenses increased by $4.3 million, or 5%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily attributable to a $2.0 million increase in employee compensation and related expenses, a $1.8 million increase in stock-based compensation expense, and a $0.8 million increase in software maintenance expense.

Amortization of intangible assets

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Amortization of intangible assets	$16,376	$14,442	$1,934	13%
As a percent of consolidated revenue	3%	3%

Amortization of intangible assets increased by $1.9 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was attributable to an increase in intangible assets resulting from acquisitions in the current year and in the fourth quarter of 2019.

Other operating income, net

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Other operating income, net	$(3,426)	$(2,072)	$1,354	65%
As a percent of consolidated revenue	(1%)	—%

Other operating income, net increased $1.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily the result of a $1.0 million gain recognized from settlements related to a historical acquisition in the year ended December 31, 2020, and the $1.0 million of impairment charges for royalty contracts recognized in the year ended December 31, 2019, partially offset by an $0.6 million increase in the provision for credit losses in the current year.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Interest expense	$11,598	$6,371	$5,227	NM
As a percent of consolidated revenue	2%	1%

Interest expense increased $5.2 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in interest expense was primarily the result of the amortization of the debt discount and issuance costs on the Convertible Notes was for a full year in 2020 compared to a shorter period in 2019.

Other income, net

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Other income, net	$(1,917)	$(1,552)	$365	24%
As a percent of consolidated revenue	—%	—%

Other income, net increased by $0.4 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily the result of foreign currency fluctuations in the United States dollar relative to other functional currencies during the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was partially offset by a decrease in interest income in the current year period due to lower interest rates as compared to the prior year period.

Income tax expense

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Income tax expense	$12,532	$10,930	$1,602	15%

The effective tax rate was 617% and 323% for the year ended December 31, 2020 and 2019, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized. The effective tax rate was impacted by the geographic income mix in 2020 as compared to 2019, primarily related to a United States pre-tax loss of $22.1 million for the year ended December 31, 2020, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax loss of $14.7 million for the year ended December 31, 2019, for which a tax benefit was not recognized due to the valuation allowance. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations.

Net loss

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Net loss	$(10,500)	$(7,542)	$(2,958)	(39%)

Net loss increased by $3.0 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily attributable to the increase in employee compensation and related expense, stock-based compensation expense and interest expense as described above.

For information regarding the comparison of results of operations for the years ended December 31, 2019 and 2018, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Non-GAAP financial measures

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

	Year ended December 31,
(in thousands)	2020	2019	2018
Billings	$480,447	$475,963	$401,913
Adjusted EBITDA	$57,288	$39,549	$50,180
Free Cash Flow	$26,789	$21,733	$29,571

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

Billings increased by $4.5 million for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase in Billings was attributable to an increase in Software segment billings.

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

Adjusted EBITDA increased by $17.7 million, or 45%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase in Adjusted EBITDA was primarily attributable to the increase in gross profit.

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

Free Cash Flow increased by $5.1 million, or 23%, for the year ended December 31, 2020, as compared to year ended December 31, 2019. This increase in Free Cash Flow was primarily attributable to reduced capital expenditures of $3.6 million in the year ended December 31, 2020.

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

Reconciliation of non-GAAP financial measures

The following tables provide reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Year ended December 31,
(in thousands)	2020	2019	2018
Revenue	$469,921	$458,915	$396,379
Ending deferred revenue	95,079	83,567	66,519
Adoption of ASC 606 on beginning deferred revenue	—	—	82,909
Beginning deferred revenue	(83,567)	(66,519)	(139,762)
Deferred revenue acquired	(986)	—	(4,132)
Billings	$480,447	$475,963	$401,913

Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net (loss) income	$(10,500)	$(7,542)	$15,535
Income tax expense	12,532	10,930	11,489
Stock-based compensation	21,355	8,528	3,339
Interest expense	11,598	6,371	200
Interest income and other (1)	(1,503)	(260)	4,883
Depreciation and amortization	23,806	21,522	14,734
Adjusted EBITDA	$57,288	$39,549	$50,180

(1)

Included for the year ended December 31, 2020 are a) $1.0 million of proceeds from settlements related to a historical acquisition, and b) $0.6 million of severance expense. Included for the year ended December 31, 2019 are a) acquisition related costs of $0.6 million, b) severance expenses of $0.4 million and c) impairment charges for royalty contracts for $1.0 million. Included for the year ended December 31, 2018 are a) costs from the acquisition of Datawatch of $10.4 million, b) gain on the sale of a building of $4.4 million and c) impairment charges for royalty contracts and trade names of $2.8 million, and d) an income adjustment for a change in estimated legal expenses of $2.0 million.

Free Cash Flow

	Year ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$32,882	$31,393	$36,230
Capital expenditures	(6,093)	(9,660)	(6,659)
Free Cash Flow	$26,789	$21,733	$29,571

Recurring Software License Rate. A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license, including all term-based subscriptions, maintenance and perpetual license billings from all customers for that period. Our recurring software license rate was 92% for the year ended December 31, 2020, 87%, for the year ended December 31, 2019, and 89% for each of the years ended December 31, 2018 and 2017.

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

Our existing cash and cash equivalents may fluctuate during fiscal 2021, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however the Company’s customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

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

As of December 31, 2020, we had $30.0 million of outstanding borrowings under the 2019 Amended Credit Agreement and there was $120.0 million available for future borrowing. In January 2021, the Company repaid the $30.0 million borrowing outstanding at December 31, 2020. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of our properties and assets, and the properties and assets of our domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). Our direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2019 Amended Credit Agreement. In addition, the 2019 Amended Credit Agreement contains financial covenants which require, as of the end of each fiscal quarter, the maintenance of a minimum Interest Coverage Ratio of 3.0 to 1.0 a maximum Senior Secured Leverage Ratio of 3.0 to 1.0 and a maximum net Leverage Ratio of 5.0 to 1.0, as such terms are defined in the 2019 Amended Credit Agreement. At December 31, 2020, we were in compliance with all financial covenants. For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Cash flows

As of December 31, 2020 and 2019, respectively, we had an aggregate of cash and cash equivalents of $241.2 million and $223.1 million, which we held for working capital purposes, acquisitions, and capital expenditures. At December 31, 2020 and 2019, respectively, $187.9 million and $180.5 million of this aggregate amount was held in the United States, and $45.7 million and $35.1 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

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

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2020	2019 (1)	2018 (1)
Net cash provided by operating activities	$32,882	$31,393	$36,230
Net cash used in investing activities	(49,092)	(35,839)	(206,210)
Net cash provided by financing activities	31,250	191,916	167,530
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,010	342	(1,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,050	$187,812	$(3,893)

_____________________________

(1)

For information regarding a comparison of net cash provided/used in operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2020 was $32.9 million, which reflects an increase of $1.5 million compared to the year ended December 31, 2019. This increase was the result of changes to our working capital position, offset in part by an increase in our net loss for year ended December 31, 2020, as compared to the year ended December 31, 2019.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2020 was $49.1 million, which reflects an increase of $13.3 million compared to the year ended December 31, 2019. This increase was primarily the result of an increase in net cash payments of $15.3 million for business acquisitions for the year ended December 31, 2020, partially offset by a $3.6 million reduction in cash payments for capital expenditures as compared to year ended December 31, 2019.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2020 was $31.3 million, which reflects a decrease in cash provided of $160.7 million compared with the year ended December 31, 2019. For the year ended December 31, 2020, we had cash borrowings on our revolving credit facility of $30.0 million. For the year ended December 31, 2019, we received aggregate proceeds of $223.1 million from our Convertible Notes offering, net of underwriters’ discounts and commissions, and we had net cash payments on our revolving credit facility of $31.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

The favorable effect of exchange rate changes on cash, cash equivalents and restricted cash for the year ended December 31, 2020, increased $2.7 million compared to the year ended December 31, 2019, primarily due to currency fluctuations in the Euro.

Commitments and contractual obligations

Our principal commitments and contractual obligations at December 31, 2020 consist of our Convertible Notes due in 2024, line of credit, obligations under operating leases for our office facilities and other debt obligations. The following summarizes our non-cancelable contractual obligations as of December 31, 2020:

		Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Convertible senior notes	$230,000	$—	$—	$230,000	$—
Line of credit (1)	30,000	—	30,000	—	—
Aggregate interest obligations (2)	1,965	575	1,150	240	—
Operating lease obligations	38,179	11,704	16,308	6,964	3,203
Royalties	1,298	723	575	—	—
Finance lease obligations	814	453	344	17	—
Other long-term liabilities	28,338	7,671	13,800	6,867	—
Total	$330,594	$21,126	$62,177	$244,088	$3,203
_________________________________________

(1)	We repaid the $30.0 million outstanding balance on the line of credit in January 2021.
(2)	Represents estimated aggregate interest obligations for our outstanding convertible senior notes that are payable in cash.

The table does not include contractual obligations associated with our pension and post-retirement benefit plans. As of December 31, 2020, we had recognized a net benefit liability of $15.2 million. For additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years, see Note 15 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table also does not include liabilities associated with uncertain tax positions due to the high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, see Note 13 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Off-balance sheet arrangements

Through December 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Revenue from training, consulting and other services is recognized as the services are performed. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, we recognize revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, both training and consulting), we measure the progress toward completion of the obligations and recognize revenue accordingly. In measuring progress towards the completion of performance obligations, we typically utilize output-based estimates for services with contractual billing arrangements that are not based on time and materials, and estimate output based on the total tasks completed as compared to the total tasks required for each work contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.

We also execute arrangements through indirect channel partners in which the channel partners are authorized to market and distribute our software products to end users of our products and services in specified territories. In sales facilitated by channel partners, the channel partner generally bears the risk of collection from the end-user customer. We recognize revenue from transactions with channel partners in a manner consistent with the direct sales described above for both perpetual and term-based licenses. Revenue from channel partner transactions is the amount remitted to us by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided. We do not offer right of return, product rotation or price protection to any of its channel partners.

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

Other

Other revenue includes product revenue from the sale of LED products primarily for the replacement of fluorescent tubes. Revenue from the sale of LED products is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to resellers or to end customers. Sales returns, which reduce revenue and cost of revenue, are estimated using historical experience.

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

Market Risk and Interest Rate Risk

In June 2019, we issued $230.0 million aggregate principal amount of 0.250% Convertible Notes. Our Convertible Notes have fixed annual interest rates at 0.250% and, therefore, we do not have interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized discount and issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of December 31, 2020 and 2019, we had cash, cash equivalents and restricted cash of $241.5 million and $223.5 million, respectively, consisting primarily of bank deposits and money market funds. As of December 31, 2020, we had $30.0 million of borrowings outstanding under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of Univa Corporation, M-Base Engineering + Software GmbH, S&Wise Co. Ltd., Ellexus Limited and WRAP, which are included in our December 31, 2020 consolidated financial statements and constituted 2% and 1% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2020, and 1% of revenues for the year then ended. We have excluded all current year acquisitions from our annual assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The results of management’s assessment have been reviewed with the Audit Committee.

The effectiveness of our internal control over financial reporting at December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

(2)

Financial Statement Schedule: The schedules have been omitted because they are not applicable, are not required, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair Engineering Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Business Combination
Description of the Matter

As described in Note 4, the Company completed the acquisition of Univa Corporation for consideration of $30.2 million. This transaction was accounted for as a business combination.

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

Auditing the Company's accounting for the acquisition of Univa Corporation was complex due to the significant estimation required in determining the fair value of the identified intangibles, which primarily consisted of developed technology of $9.0 million and customer relationships of $4.8 million.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on Internal Control over Financial Reporting

We have audited Altair Engineering Inc. and subsidiaries internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Altair Engineering Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Univa Corporation , M-Base Engineering + Software GmbH, S&Wise Co Ltd., Ellexus Limited and WRAP, which are included in the December 31, 2020 consolidated financial statements of the Company and constituted 2% and 1% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2020 and 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 26, 2021

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$241,221	$223,117
Accounts receivable, net	117,878	104,984
Income tax receivable	6,736	7,264
Prepaid expenses and other current assets	21,100	17,092
Total current assets	386,935	352,457
Property and equipment, net	36,332	36,297
Operating lease right of use assets	33,526	28,134
Goodwill	264,481	233,683
Other intangible assets, net	76,114	67,075
Deferred tax assets	7,125	5,791
Other long-term assets	25,389	19,708
TOTAL ASSETS	$829,902	$743,145
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$30,384	$430
Accounts payable	8,594	8,585
Accrued compensation and benefits	34,772	30,676
Current portion of operating lease liabilities	10,331	9,141
Other accrued expenses and current liabilities	30,982	28,603
Deferred revenue	85,691	75,431
Total current liabilities	200,754	152,866
Long-term debt, net of current portion	188,653	178,238
Operating lease liabilities, net of current portion	24,323	20,174
Deferred revenue, non-current	9,388	8,136
Other long-term liabilities	27,414	26,672
TOTAL LIABILITIES	450,532	386,086
Commitments and contingencies
MEZZANINE EQUITY	784	2,352
STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued or outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 44,216 and 41,271 shares as of December 31, 2020 and 2019, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 30,111 and 31,131 shares as of December 31, 2020 and 2019, respectively	3	3
Additional paid-in capital	474,669	446,633
Accumulated deficit	(93,293)	(82,405)
Accumulated other comprehensive loss	(2,797)	(9,528)
TOTAL STOCKHOLDERS’ EQUITY	378,586	354,707
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$829,902	$743,145

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenue
License	$259,965	$244,321	$207,164
Maintenance and other services	131,746	122,381	97,197
Total software	391,711	366,702	304,361
Software related services	26,454	34,576	36,945
Total software and related services	418,165	401,278	341,306
Client engineering services	44,320	48,987	47,852
Other	7,436	8,650	7,221
Total revenue	469,921	458,915	396,379
Cost of revenue
License	19,637	21,285	16,119
Maintenance and other services	38,688	38,401	29,655
Total software	58,325	59,686	45,774
Software related services	21,243	25,640	26,415
Total software and related services	79,568	85,326	72,189
Client engineering services	35,684	39,875	38,979
Other	6,053	7,398	4,805
Total cost of revenue	121,305	132,599	115,973
Gross profit	348,616	326,316	280,406
Operating expenses
Research and development	126,081	117,510	97,592
Sales and marketing	111,440	106,051	80,277
General and administrative	86,432	82,178	79,751
Amortization of intangible assets	16,376	14,442	7,739
Other operating income	(3,426)	(2,072)	(9,597)
Total operating expenses	336,903	318,109	255,762
Operating income	11,713	8,207	24,644
Interest expense	11,598	6,371	200
Other income, net	(1,917)	(1,552)	(2,580)
Income before income taxes	2,032	3,388	27,024
Income tax expense	12,532	10,930	11,489
Net (loss) income	$(10,500)	$(7,542)	$15,535
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.14)	$(0.11)	$0.23
Net (loss) income per share attributable to common stockholders, diluted	$(0.14)	$(0.11)	$0.21
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	73,241	71,544	67,468
Weighted average number of shares used in computing net (loss) income per share, diluted	73,241	71,544	74,878

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
(in thousands)	2020	2019	2018
Net (loss) income	$(10,500)	$(7,542)	$15,535
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	7,782	1,895	(5,449)
Retirement related benefit plans (net of tax effect of $308, $(16) and $318, respectively)	(1,051)	(133)	(769)
Total other comprehensive income (loss)	6,731	1,762	(6,218)
Comprehensive (loss) income	$(3,769)	$(5,780)	$9,317

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common stock				Additional		other	Total
(in thousands)	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at January 1, 2018	26,725	$2	36,508	$4	$232,156	$(168,142)	$(5,072)	$58,948
Cumulative effect of an accounting change	—	—	—	—	—	77,744	—	77,744
Net income	—	—	—	—	—	15,535	—	15,535
Follow-on public offering, net of offering costs of $370	5,731	1	(1,675)	(1)	135,201	—	—	135,201
Adjustment for acquisitions	—	—	—	—	(96)	—	—	(96)
Issuance of common stock for acquisitions	145	—	—	—	8,681	—	—	8,681
Exercise of stock options	3,086	1	—	—	2,076	—	—	2,077
Conversion from Class B to Class A common stock	2,662	—	(2,662)	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,814	—	—	1,814
Foreign currency translation, net of tax	—	—	—	—	—	—	(5,449)	(5,449)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(769)	(769)
Balance at December 31, 2018	38,349	4	32,171	3	379,832	(74,863)	(11,290)	293,686
Net loss	—	—	—	—	—	(7,542)	—	(7,542)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	50,009	—	—	50,009
Issuance of common stock for acquisitions	250	—	—	—	7,637	—	—	7,637
Exercise of stock options and other	1,571	—	—	—	1,510	—	—	1,510
Vesting of restricted stock	61		—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,040	—	(1,040)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,645	—	—	7,645
Foreign currency translation, net of tax	—	—	—	—	—	—	1,895	1,895
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(133)	(133)
Balance at December 31, 2019	41,271	4	31,131	3	446,633	(82,405)	(9,528)	354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	—	(10,500)	—	(10,500)
Issuance of common stock for acquisitions	230	—	—	—	3,504	—	—	3,504
Exercise of stock options	1,472	—	—	—	1,710	—	—	1,710
Vesting of restricted stock	223		—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,020	—	(1,020)	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,254	—	—	21,254
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	7,782	7,782
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(1,051)	(1,051)
Balance at December 31, 2020	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
OPERATING ACTIVITIES:
Net (loss) income	$(10,500)	$(7,542)	$15,535
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,806	21,522	14,734
Provision for credit loss	1,259	671	394
Amortization of debt discount and issuance costs	10,829	5,663	23
Stock-based compensation expense	21,355	8,528	3,339
Gain on sale of assets held for sale	—	—	(4,503)
Impairment of intangible assets	—	—	608
Deferred income taxes	(10,350)	(950)	(1,057)
Other, net	118	6	(206)
Changes in assets and liabilities:
Accounts receivable	(11,032)	(7,901)	(1,394)
Prepaid expenses and other current assets	(2,131)	(2,396)	204
Other long-term assets	(4,527)	(2,591)	(1,660)
Accounts payable	(1,839)	(426)	1,647
Accrued compensation and benefits	1,985	(1,232)	5,678
Other accrued expenses and current liabilities	5,771	513	(6,667)
Operating lease right of use assets and liabilities, net	(142)	102	—
Deferred revenue	8,280	17,426	9,555
Net cash provided by operating activities	32,882	31,393	36,230
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(41,028)	(25,720)	(203,438)
Capital expenditures	(6,093)	(9,660)	(6,659)
Payments for acquisition of developed technology	(2,133)	(473)	(2,727)
Proceeds from sale of assets held for sale and other	—	—	6,614
Other investing activities, net	162	14	—
Net cash used in investing activities	(49,092)	(35,839)	(206,210)
FINANCING ACTIVITIES:
Borrowings under revolving commitment	30,000	96,992	37,041
Proceeds from the exercise of stock options	1,710	1,510	2,077
Proceeds from issuance of convertible senior notes, net of underwriters' discounts and commissions	—	223,101	—
Payments on revolving commitment	—	(127,941)	(6,091)
Payments for issuance costs of convertible senior notes	—	(1,233)	—
Proceeds from issuance of Class A common stock in follow-on public offering, net of underwriters' discounts and commissions	—	—	135,572
Other financing activities	(460)	(513)	(1,069)
Net cash provided by financing activities	31,250	191,916	167,530
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,010	342	(1,443)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,050	187,812	(3,893)
Cash, cash equivalents and restricted cash at beginning of year	223,497	35,685	39,578
Cash, cash equivalents and restricted cash at end of period	$241,547	$223,497	$35,685
Supplemental disclosures of cash flow:
Interest paid	$731	$664	$223
Income taxes paid	$12,666	$7,686	$6,735
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$3,504	$7,637	$8,681
Promissory notes issued and deferred payment obligations for acquisitions	$1,266	$497	$1,729
Finance leases	$118	$632	$895
Property and equipment in accounts payable and other current liabilities	$1,671	$259	$330

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global technology company providing software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair enables organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future. The Company is based in Troy, Michigan.

The Company’s simulation and AI-driven approach to innovation is powered by the Company’s broad portfolio of high-fidelity and high-performance physics solvers, our market leading technology for optimization and HPC, and our end-to-end platform for developing AI and Internet of Things (“IoT”) solutions. The Company’s integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal management, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life visualization and rendering.

Altair’s software products represent a comprehensive, open architecture solution for simulation, HPC, data analytics, and AI to empower decision making for improved product design and development, manufacturing, energy management and exploration, financial services, health care, and retail operations. Altair believes its products offer a comprehensive set of technologies to design and optimize high-performance, efficient, innovative and sustainable products and processes in an increasingly connected world.

Altair also provides Client Engineering Services to support its customers with long-term ongoing product design and development expertise. This has the benefit of embedding the Company within customers, deepening its understanding of their processes, and allowing the Company to more quickly perceive trends in the overall market, helping the Company to better tailor its software products’ research and development and sales initiatives. The Company hires engineers and data scientists for placement at a customer site for specific customer-directed assignments.

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

The Company also executes arrangements through indirect channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners in a manner consistent with the direct sales described above for both perpetual and term-based licenses. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation, or price protection to any of its channel partners.

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

Software related services

Consulting services from product design and development projects are considered distinct performance obligations and are provided to customers on a time-and-materials (“T&M”) or fixed-price basis. The Company recognizes software services revenue for T&M contracts based upon hours worked and contractually agreed upon hourly rates using the input method. Revenue from fixed-price engagements is recognized using the output method based on the ratio of costs incurred to total estimated project costs.

Client engineering services

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

Other

Other revenue includes product revenue from the sale of LED products primarily for the replacement of fluorescent tubes. Revenue from the sale of LED products is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to resellers or to end customers. Sales returns, which reduce revenue, are estimated using historical experience.

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

	December 31,
	2020	2019
Cash and cash equivalents	$241,221	$223,117
Restricted cash included in other long-term assets	326	380
Total cash, cash equivalents, and restricted cash	$241,547	$223,497

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable, trade	$111,162	$100,461
Contract assets	6,716	4,523
Accounts receivable, net	$117,878	$104,984

A provision for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of a provision for credit loss of $2.6 million and $1.4 million at December 31, 2020 and 2019, respectively. Activity in the provision for credit loss was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$(1,415)	$(1,150)	$(798)
Adoption of ASC 326 on beginning allowance	(388)	—	—
Provision charged to expense	(1,259)	(671)	(394)
Write-offs, net of recoveries	563	413	3
Effects of foreign currency translation	(60)	(7)	39
Balance, end of year	$(2,559)	$(1,415)	$(1,150)

The change in the provision for credit loss was driven by the $0.4 million from the adoption of ASU 2016-13 and incremental losses in the current year including an immaterial impact of COVID-19 as the Company adjusted expected credit loss rates subsequent to adoption. The impact resulting from the increased credit loss rates did not have a material effect on the Company’s consolidated financial statements and is reflected in the amounts noted above.

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

Building and improvements is depreciated over an estimated useful life of five to thirty-nine years. Computer equipment and software is depreciated over an estimated useful life of three to five years. Office furniture and equipment is depreciated over an estimated useful life of five to fifteen years. Leasehold improvements and assets acquired under capital leases are amortized over the lease term or the estimated useful life of the related asset or improvement, whichever is shorter.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted future cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and third-party independent appraisals. No impairment losses were recognized in 2020, 2019, or 2018.

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

The Company performs its annual impairment review of goodwill in the fourth quarter of each year and when a triggering event occurs between annual impairment dates. For 2020, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of its reporting unit with goodwill was less than the carrying amounts. Accordingly, the Company determined that its goodwill was not impaired.

The Company performs its annual impairment review of indefinite-lived intangibles in the fourth quarter of each year and when a triggering event occurs between annual reporting dates. In 2020, the Company performed a qualitative assessment of indefinite-lived trade names and determined there was no indication of impairment. Accordingly, no impairment charges were recognized in 2020. During the quarter ended September 30, 2018, the Company performed a test of indefinite-lived trade names. This test was triggered by the Company’s decision during the quarter to rename and rebrand certain products in the Software segment. Upon completion of the impairment test, the Company recorded an impairment charge of $0.6 million which is included in other operating income for the year ended December 31, 2018.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward for three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of December 31, 2020, the Company had approximately $13.2 million receivables from the French government related to CIR, of which $3.2 million is recorded in income tax receivable and the remaining $10.0 million is recorded in other long-term assets. As of December 31, 2019, the Company had approximately $12.1 million receivables from the French government related to CIR, of which $2.5 million was recorded in income tax receivable and the remaining $9.6 million was recorded in other long-term assets. CIR is subject to customary audit by the French tax authorities.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $4.0 million, $4.5 million and $4.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

During the year ended December 31, 2020, the third party holder sold 133,336 shares on the open market and as a result, the issuance value of those shares was reclassified into permanent equity from mezzanine equity. The remaining 66,664 shares continue to be classified as mezzanine equity until one of the following three events take place: (1) the shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument.

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

Stock-based compensation

Employee stock-based awards, consisting of stock options or restricted stock units (RSUs) expected to be settled by issuing shares of Class A common stock, are recorded as equity awards. The fair value of stock options on the date of grant is measured using the Black-Scholes option pricing model. The Company expenses the grant date fair value of its time-vested stock options subject to graded vesting using the straight-line method over the applicable service period. The fair value of RSUs is measured using the fair value of the Company’s Class A common stock on the date of the grant. The fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally four years.

Business combinations

The Company accounts for business acquisitions using the acquisition method of accounting. The fair value of purchase consideration of the acquired businesses is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date. The Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

The Company also executes arrangements through indirect channel partners in which the channel partners are authorized to market and distribute the Company's software products to end users of the Company's products and services in specified territories. In sales facilitated by channel partners, the channel partner bears the risk of collection from the end-user customer. The Company recognizes revenue from transactions with channel partners in a manner consistent with the direct sales described above for both perpetual and term-based licenses. Revenue from channel partner transactions is the amount remitted to the Company by the channel partners. This amount includes a fee for PCS that is compensation for providing technical enhancements and the second level of technical support to the end user, which is recognized over the period that PCS is to be provided. The Company does not offer right of return, product rotation, or price protection to any of its channel partners.

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

Client engineering services and Other revenue

Client engineering services revenue are derived from professional services for staffing primarily representing engineers and data scientists located at a customer site. These professional services are considered distinct performance obligations and are provided to customers on a T&M basis. The Company recognizes this revenue for T&M contracts based upon hours worked and contractually greed upon hourly rates using the input method. No significant judgments were made for revenue recognition within Other revenue.

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

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Term licenses	$224,472	$201,881	$168,909
Perpetual licenses	35,493	42,440	38,255
Maintenance	117,159	103,699	86,150
Professional software services	14,587	18,682	11,047
Software related services	26,454	34,576	36,945
Client engineering services	44,320	48,987	47,852
Other	7,436	8,650	7,221
Total revenue	$469,921	$458,915	$396,379

The Company derived approximately 10% of its total revenue through indirect sales channels for the years ended December 31, 2020, 2019 and 2018.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of December 31, 2020 and 2019, respectively, capitalized costs to obtain a contract were $3.7 million and $2.3 million recorded in Prepaid and other current assets and $0.6 million and $0.8 million recorded in Other long-term assets. Sales commissions were $5.0 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively, and were included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

At December 31, 2020, contract assets were $6.7 million included in Accounts receivable, $1.4 million included in Prepaid expenses and other current assets, and $1.3 million included in Other long-term assets. At December 31, 2019, contract assets were $4.5 million included in Accounts receivable and $2.7 million included in Prepaid expenses and other current assets.

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

Approximately $74.5 million of revenue was recognized during 2020 was included in the deferred revenue balances at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $131.4 million and $113.5 million at December 31, 2020 and 2019, respectively, of which the Company expects to recognize approximately 84% and 80% of the revenue, respectively, over the next 12 months and the remainder thereafter.

4. Acquisitions and disposals

Univa

In September 2020, the Company acquired all of the outstanding capital stock and equity interests of Univa Corporation (“Univa”) for a preliminary base purchase price of $30.2 million, subject to certain adjustments. Univa is a leading innovator in enterprise-grade workload management, scheduling, and optimization solutions for HPC and artificial intelligence (AI) on-premises and in the cloud. Univa’s technology complements Altair’s HPC and data analytics solutions and enables the Company to further expand into life sciences and financial services. Univa is headquartered in Chicago, with offices in Canada and Germany. The financial results of Univa have been included in the Company’s consolidated financial statements since the acquisition date.

The acquisition of Univa has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair value as of the acquisition date. The following table summarizes the preliminary purchase consideration transferred to acquire Univa and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$30,184
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	193
Accounts receivable	956
Other assets	164
Trade names (4-year life)	200
Developed technology (6-year life)	9,000
Customer relationships (7-year life)	4,800
Accounts payable and other liabilities	(891)
Deferred revenue	(874)
Deferred tax liabilities	(1,100)
Total net identifiable assets acquired and liabilities assumed	12,448
Goodwill	$17,736
(1)	Goodwill is primarily attributable to market synergies expected to arise after the acquisition and is not deductible for tax purposes. All goodwill is recorded in the Software segment.

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

Other business acquisitions

During the year ended December 31, 2020, the Company completed other business acquisitions that were individually insignificant to the Company’s consolidated financial statements. The aggregate purchase price of these other acquisitions was $16.9 million and was allocated to assets acquired and liabilities assumed at their estimated fair values. The allocation included $6.2 million to developed technology, $2.2 million to customer relationships and $8.2 million to goodwill, and approximately $0.7 million is deductible for tax purposes. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. All goodwill is recorded in the Software segment.

Polliwog

In October 2019, the Company entered into a stock purchase agreement and simultaneously acquired 97% of the outstanding capital stock of Polliwog Co. Ltd. (“Polliwog”), a software company based near Seoul, Korea, for aggregate consideration of $19.3 million. In October 2022, the Company will purchase the remaining three percent of Polliwog’s outstanding capital stock for aggregate consideration of $0.8 million, subject to a second stock purchase agreement. The allocation of fair value of purchase consideration was finalized in 2020, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

DEM Solutions Limited

In November 2019, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of DEM Solutions Limited (“DEM Solutions”), a company based in Edinburgh, UK, for aggregate consideration of $13.1 million. The allocation of fair value of purchase consideration was finalized in 2020, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

WEYV

In July 2019, the Company decided to sunset operations of its WEYV business, a consumer music and content service. The Company concluded that this decision was not a strategic shift that has or will have a major effect on its operations and financial results, and therefore did not meet the accounting criteria to be classified as a discontinued operation.

The operations of WEYV ceased in the third quarter of 2019. The loss on disposal was not material and is included in other operating income in the consolidated statement of operations. WEYV had a loss before income tax of $3.0 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively. The WEYV business is reported in All Other within the Company’s segment information in Note 18.

5. Property and equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated	December 31,
	useful lives	2020	2019
Land	Indefinite	$10,067	$9,942
Building and improvements	5-39 years	15,630	15,512
Computer equipment and software	3-5 years	41,451	37,361
Office furniture and equipment	5-15 years	10,136	8,029
Leasehold improvements	(1)	9,652	9,014
Right of use assets under finance leases	(1)	2,665	2,745
Total property and equipment		89,601	82,603
Less: accumulated depreciation and amortization		53,269	46,306
Property and equipment, net		$36,332	$36,297

(1)	Shorter of lease term or estimated useful life, generally ranging from five to ten years.

Depreciation expense, including amortization of ROU assets under finance leases, was $7.4 million, $7.1 million and $7.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, are as follows (in thousands):

Balance at December 31, 2018	$210,532
Acquisitions	21,922
Effects of foreign currency translation and other	1,229
Balance at December 31, 2019	233,683
Acquisitions	25,932
Effects of foreign currency translation and other	4,866
Balance at December 31, 2020	$264,481

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	December 31, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,841	$37,651	$41,190
Customer relationships	7-10 years	40,207	16,673	23,534
Other intangibles	4-10 years	344	84	260
Total definite-lived intangible assets		119,392	54,408	64,984
Indefinite-lived intangible assets:
Trade names		11,130		11,130
Total other intangible assets		$130,522	$54,408	$76,114

	December 31, 2019
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$60,916	$25,838	$35,078
Customer relationships	7-10 years	32,582	11,575	21,007
Other intangibles	10 years	111	62	49
Total definite-lived intangible assets		93,609	37,475	56,134
Indefinite-lived intangible assets:
Trade names		10,941		10,941
Total other intangible assets		$104,550	$37,475	$67,075

Amortization expense related to amortizing intangible assets was $16.4 million, $14.4 million and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense for the next five years as of December 31, 2020 is as follows (in thousands):

Year ending
December 31, 2021	$17,763
December 31, 2022	14,348
December 31, 2023	15,406
December 31, 2024	8,204
December 31, 2025	4,745
Thereafter	4,518
Total	$64,984

7. Debt

The carrying value of debt is as follows (in thousands):

	December 31,
	2020	2019
Convertible senior notes	$230,000	$230,000
Revolving credit facility	30,000	—
Obligations for finance leases	775	1,174
Total debt	260,775	231,174
Less: unamortized debt discount	37,190	46,820
Less: unamortized debt issuance costs	4,548	5,686
Less: current portion of long-term debt	30,384	430
Long-term debt, net of current portion	$188,653	$178,238

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

Holders of the Convertible Notes may convert all or any portion of their Convertible Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•

During any calendar quarter, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

During the quarter ended December 31, 2020, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2020.

As of December 31, 2020, the “if-converted value” exceeded the principal amount of the Convertible Notes by $57.8 million.

The Company accounts for the Convertible Notes as separate liability and equity components. The carrying amount of the liability component of the Convertible Notes was calculated by measuring the fair value of similar debt instruments that did not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Convertible Notes. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Convertible Notes using the effective interest method. The $51.8 million difference between the gross proceeds received from issuance of the Convertible Notes of $230.0 million and the estimated fair value of the liability component of $178.2 million, represents the equity component that was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	December 31,
	2020	2019
Principal	$230,000	$230,000
Less: unamortized debt discount	37,190	46,820
Less: unamortized debt issuance costs	4,510	5,686
Net carrying amount	$188,300	$177,494

The net carrying value of the equity component of the Convertible Notes was $50.0 million at December 31, 2020 and 2019.

The interest expense related to the Convertible Notes was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Contractual interest expense	$575	$313
Amortization of debt issuance cost and discount	10,806	5,635
Total	$11,381	$5,948

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

As of December 31, 2020, the Company had $30.0 million of outstanding borrowings under the 2019 Amended Credit Agreement and there was $120.0 million available for future borrowing at that time. In January 2021, the Company repaid the $30.0 million borrowing outstanding at December 31, 2020. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

Borrowings under the 2019 Amended Credit Agreement bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day plus 1/2 of 1.00% or (3) the Adjusted LIBO Rate (as defined in the 2019 Amended Credit Agreement) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted LIBO Rate. The applicable margin for borrowings under the 2019 Amended Credit Agreement is based on the Company’s most recently tested consolidated total net leverage ratio and will vary from (a) in the case of Eurodollar loans, 1.25% to 2.00%, and (b) in the case of ABR loans or swingline loans, 0.25% to 1.00%. The Company pays a commitment fee ranging from 0.15% to 0.30% on the unused portion of the 2019 Amended Credit Agreement. The weighted average interest rate on borrowings under the 2019 Amended Credit Agreement was 1.5% for the year ended December 31, 2020.

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

At December 31, 2020, the Company was in compliance with all of the above financial covenants.

Other

The Company has available overdraft and line of credit facilities in several countries in which it operates. These credit facilities are with various domestic and international banks and are at quoted market rates. At December 31, 2020 and 2019, the Company had $3.6 million and $3.5 million, respectively, of availability under these facilities and there were no outstanding commitments.

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

The Company does not recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). For contracts with lease and non-lease components, the Company does not allocate the contract consideration, and accounts for the lease and non-lease components as a single lease component.

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 8.7 years, some of which include one or more options to renew, with renewal terms up to six years and some of which include options to terminate the leases within the next three years.

The components of lease cost were as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Operating lease cost	$13,412	$13,287

Finance lease cost:
Amortization of ROU assets	$634	$525
Interest on lease liabilities	32	21
Total finance lease cost	$666	$546

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $12.1 million, $11.8 million and $11.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Supplemental balance sheet information related to lease liabilities was as follows:

	December 31,
(in thousands, except lease term and discount rate)	2020	2019
Operating leases:
Operating lease ROU assets	$33,526	$28,134

Current portion of operating lease liabilities	$10,331	$9,141
Operating lease liabilities, net of current portion	24,323	20,174
Total operating lease liabilities	$34,654	$29,315

Weighted average remaining lease term	4.2	4.2
Weighted average discount rate	4.7%	5.6%

Finance leases:
Property and equipment	$2,665	$2,745
Accumulated depreciation	(1,797)	(1,447)
Property and equipment, net	$868	$1,298

Current portion of long-term debt	$422	$430
Long-term debt, net of current portion	353	744
Total finance lease liabilities	$775	$1,174

Weighted average remaining lease term	2.1	2.7
Weighted average discount rate	3.1%	3.5%

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(11,875)	$(11,355)
Operating cash flows from finance leases	$(32)	$(46)
Financing cash flows from finance leases	$(456)	$(438)

ROU assets obtained in exchange for lease obligations:
Operating leases	$11,713	$11,251
Finance leases	$118	$632

Maturities of operating lease liabilities at December 31, 2020, were as follows (in thousands):

Year ending December 31,
2021	$11,704
2022	9,408
2023	6,900
2024	4,178
2025	2,786
Thereafter	3,203
Total lease payments	38,179
Less: imputed interest	3,525
Total operating lease liabilities	$34,654

9. Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	December 31,
	2020	2019
Income taxes payable	$7,250	$6,008
Accrued VAT	6,604	5,312
Accrued professional fees	3,156	2,581
Accrued royalties	2,009	2,314
Obligations for acquisition of businesses	1,957	1,362
Defined contribution plan liabilities	1,660	1,593
Non-income tax liabilities	1,366	1,253
Billings in excess of cost	1,108	879
Other current liabilities	5,872	7,301
Total	$30,982	$28,603

The following table provides the details of other long-term liabilities (in thousands):

	December 31,
	2020	2019
Pension and other post retirement liabilities	$14,497	$10,379
Deferred tax liabilities	8,028	6,275
Other liabilities	4,889	10,018
Total	$27,414	$26,672

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. At December 31, 2020, the fair value of the Convertible Notes was $316.3 million and is presented for required disclosure purposes only. For further information on the Convertible Notes see Note 7.

The Company is exposed to certain financial market risks related to its ongoing business operations. The Company can manage foreign currency exchange rate risk and interest rate risk through derivative financial instruments and hedging activities. Derivative financial instruments and hedging activities can be utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and to manage interest costs. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts. The Company had no foreign exchange contracts or derivative financial instruments at December 31, 2020 or 2019.

11. Stockholders’ equity

Preferred stock

As of December 31, 2020, the Company had authorized 45,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common stock

As of December 31, 2020, the Company had authorized 513,796,572 shares of Class A common stock, par value $0.0001, and 41,203,428 shares of Class B common stock, par value $0.0001. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

The holders of Class A and Class B common stock are entitled to dividends at the sole discretion of the Board of Directors. No common stock dividends were declared or paid in 2020, 2019, or 2018.

12. Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 2,533,931 stock options with an exercise price of $.000025 remain outstanding at December 31, 2020. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	3,557,436	$0.000025	17.0	$127.8
Exercised	(1,023,505)	$0.000025
Forfeited	—	$—
Outstanding and exercisable at December 31, 2020	2,533,931	$0.000025	16.0	$147.4

The total intrinsic value of the NSO Plan stock options exercised during the years ended December 31, 2020, 2019 and 2018, was $43.1 million, $28.8 million and $68.4 million, respectively.

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

The following table summarizes the stock option activity under the 2001 Stock-based compensation plans for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	103,000	$0.64	1.0	$3.6
Exercised	(103,000)	$0.64
Forfeited	—	$—
Outstanding and exercisable at December 31, 2020	—	$—	—	—

The total intrinsic value of the ISO Plan stock options exercised during the years ended December 31, 2020, 2019 and 2018, was $3.8 million, $14.4 million, and $5.2 million, respectively.

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

The 2012 Plan is accounted for as an equity plan. For those options expected to vest, compensation expense is recognized on a straight-line basis over a four-year period, the total requisite service period of the awards. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2020, was $0.1 million and is expected to be recognized over a weighted average period of 0.4 years.

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	1,183,817	$4.23	6.1
Granted	—	$—
Exercised	(351,165)	$4.18
Forfeited	(8,000)	$4.31
Outstanding at December 31, 2020	824,652	$4.26	5.1
Exercisable at December 31, 2020	691,362	$4.08	4.8	$37.4

The total intrinsic value of the 2012 Plan stock options exercised during the years ended December 31, 2020, 2019, and 2018, was $13.9 million, $11.2 million and $18.0 million, respectively.

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based and stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 10,277,034 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding at January 1, 2020	781,301
Granted	641,723
Vested	(222,716)
Forfeited	(45,372)
Outstanding at December 31, 2020	1,154,936

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2020	20,000	$38.11	9.2
Granted	4,209,454	$45.68
Exercised	(5,000)	$38.11
Forfeited	(20,972)	$40.80
Outstanding at December 31, 2020	4,203,482	$45.68	9.7
Exercisable at December 31, 2020	158	$29.22	0.2

The weighted average grant date fair value of the RSUs was $32.22 and the RSUs generally vest in four equal annual installments. The fair value of RSUs that vested during the year ended December 31, 2020, was $6.7 million. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2020, was $90.9 million, and is expected to be recognized over a weighted average period of 2.7 years.

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

The fair values of the Company’s stock options granted during the year ended December 31, 2020 and 2019, were estimated using the following assumptions:

	2020 grants	2019 grants
Weighted average grant date fair value per share	$29.22 - 57.72	$38.11
Expected volatility	34 - 35%	42%
Expected term (in years)	6.25	6.25
Risk-free interest rate	0.46 - 0.6%	1.80%
Expected dividend yield	0%	0%

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•	Expected Term. The Company used the simplified method to determine the expected term.
•	Risk-Free Interest Rate. The Company based the risk-free interest rate on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected term of the option.
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

The estimated post combination expense to the Company as a result of the business combination was approximately $8.7 million which is recognized on a straight-line basis over the employment period that was stipulated in the Stock Purchase Agreement. As of December 31, 2020, the weighted average remaining service period is 1.8 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $2.9 million and $0.7 million expense related to these shares for the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Cost of revenue-software	$2,473	$1,069	$31
Research and development	8,372	2,917	740
Sales and marketing	6,423	2,250	910
General and administrative	4,087	2,292	1,658
Total stock-based compensation expense	$21,355	$8,528	$3,339

13. Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
U.S.	$(22,127)	$(14,732)	$4,228
Non-U.S.	24,159	18,120	22,796
	$2,032	$3,388	$27,024

The significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Current
U.S. Federal	$—	$—	$2
Non-U.S.	23,197	11,434	12,629
U.S. State and Local	(315)	446	(16)
Total current	22,882	11,880	12,615
Deferred
U.S. Federal	(881)	193	1,714
Non-U.S.	(9,849)	(1,143)	(2,823)
U.S. State and Local	380	—	(17)
Total deferred	(10,350)	(950)	(1,126)
Income tax expense	$12,532	$10,930	$11,489

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate to income tax expense is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21%	21%	21%
Income taxes at U.S. federal statutory rate	$427	$711	$5,675
Foreign income taxes at rates other than the federal statutory rate	1,161	1,247	2,179
U.S. state and local income taxes, net of U.S. federal tax benefit	(4,892)	(6,836)	(3,453)
U.S. effect of changes in tax laws	4,946	—	—
U.S. effect of foreign operations	1,205	8,609	—
Change in valuation allowance	5,215	18,138	21,544
Foreign withholding taxes	6,691	5,975	5,103
U.S. foreign tax credit and deduction	(1,308)	(7,059)	(5,648)
Research and development tax credit	2,576	(2,600)	(2,819)
Stock-based compensation	(5,001)	(4,574)	(14,964)
Meals & entertainment	77	246	181
Other	640	(1,068)	1,206
Uncertain tax positions	720	(1,859)	903
Acquisition costs	75	—	503
Tax law changes	—	—	1,079
Income tax expense	$12,532	$10,930	$11,489

The Tax Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the year ended December 31, 2020 due to a full valuation allowance on U.S. net deferred tax assets. In addition, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. On July 23, 2020, the Department of Treasury published final regulations under the GILTI and Subpart F provisions of the Code regarding the treatment of income that is subject to a high rate of foreign tax (“high-tax exclusion”). These regulations, among other things, permit U.S. shareholders of foreign corporations to make an election for a controlled foreign corporation to exclude from subpart F income any item of income received by the controlled foreign corporation if that income is subject to an effective tax rate greater than 90% of the maximum U.S. corporate income tax rate of 21%. The Company has evaluated the impact of these regulations and made an election to avail the high-tax exclusion for tax years 2018 and 2019. Since this is an annual election, the Company intends to make a high-tax exclusion election for 2020 tax year and has recorded the impact of the election in its 2020 year-end tax provision.

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

Deferred income tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. The approximate tax effect of each type of temporary difference, and operating losses and tax credit carryforwards that give rise to a significant portion of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$12,135	$11,408
Net operating loss carryforwards	66,160	38,745
Tax credit carryforwards	26,299	38,981
Stock-based compensation	3,766	6,480
Capitalized research and development	6,472	7,162
Lease obligation	9,956	7,579
Employee benefits	5,980	5,189
Other	2,618	1,968
Total gross deferred tax assets	133,386	117,512
Less: valuation allowances	(96,831)	(84,356)
Net deferred tax assets (1)	36,555	33,156
Deferred tax liabilities:
Prepaid royalties	584	—
Property and equipment and intangibles	16,177	13,588
Deferred tax on investment in subsidiary	790	474
Lease right of use asset	9,610	7,247
Convertible debt, net of issuance costs	8,685	10,899
Other	1,612	1,432
Total deferred tax liabilities	37,458	33,640
Total net deferred tax (liabilities) assets	$(903)	$(484)

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

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

The following table summarizes the changes to the valuation allowance balance (in thousands):

	December 31,
	2020	2019	2018
Beginning balance	$84,356	$78,155	$56,761
Additions charged to expense	5,215	18,138	21,544
Other	7,260	(11,937)	(150)
Ending balance	$96,831	$84,356	$78,155

The change in valuation allowance in Other for 2020 of $7.3 million is primarily related to a valuation allowance recorded on deferred tax assets established during purchase accounting from the Univa acquisition. The change in valuation allowance in Other for 2019 of $11.9 million is related to the issuance of convertible debt, net of issuance costs. The change in valuation allowance in Other for 2018 of $0.2 million is related to a decrease in valuation allowance from ASC 606 adoption of $12.6 million, the tax benefit recorded in other comprehensive income of $0.2 million, offset by an increase in valuation allowance recorded for business combinations of $12.6 million.

The following table summarizes the amount and expiration dates of operating loss and tax credit carryforwards at December 31, 2020 (in thousands):

	Expiration dates	Amounts
U.S. general business credits and loss carryforwards	2021-Indefinite	$79,591
Foreign loss carryforwards	Indefinite	9,990
U.S. foreign tax credits	2027	2,878
Total operating loss and tax credit carryforwards		$92,459

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Unrecognized tax benefits—January 1	$15,540	$17,097	$6,157
Increase in unrecognized tax benefits as a result of:
Additions for tax positions of current period	310	(203)	234
Additions for tax positions of prior periods	1,890	642	10,866
Reductions for tax positions of prior periods	(8,816)	(1,834)	(100)
Reductions due to statute of limitations	—	(162)	(60)
Unrecognized tax benefits—December 31	$8,924	$15,540	$17,097

At December 31, 2020, the Company had $3.5 million of gross unrecognized tax benefits that if recognized would affect the effective tax rate. The Company expects a reduction over the next 12 months in the gross unrecognized tax benefits of approximately $0.4 million which if recognized would not impact the effective tax rate during 2021.

The Company operates globally but considers its more significant tax jurisdictions to include the United States, India, Germany, Japan, and China. India has tax years open for examination from 2009 through 2020. All other significant jurisdictions have open tax years from 2015 through 2020.

The Company records interest and penalties with respect to unrecognized tax benefits as a component of the provision for income taxes. For the years ended December 31, 2020 and 2019, accrued interest and penalties related to unrecognized tax benefits were insignificant.

14. Net (loss) income per share

Basic net (loss) income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding stock options and restricted stock units (“RSUs”). Diluted net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of stock options and RSUs under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net (loss) income per share amounts (in thousands, except per share data):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income	$(10,500)	$(7,542)	$15,535
Denominator:
Denominator for basic (loss) income per share— weighted average shares	73,241	71,544	67,468
Effect of dilutive securities, stock options and RSUs	—	—	7,410
Denominator for dilutive (loss) income per share	73,241	71,544	74,878
Net (loss) income per share attributable to common stockholders, basic	$(0.14)	$(0.11)	$0.23
Net (loss) income per share attributable to common stockholders, diluted	$(0.14)	$(0.11)	$0.21

Since the Company was in a net loss position for the years ended December 31, 2020 and 2019, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for those periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the years ended December 31, 2020 and 2019, respectively, there were 3.1 million and 5.7 million potentially anti-dilutive shares, which were excluded from the computation of net loss per share. For the year ended December 31, 2018, there were no anti-dilutive shares, which were excluded from the computation of net income per share.

The Company expects to settle the principal amount of the Convertible Notes in cash, and therefore, the Company uses the treasury stock method for calculating any potential dilutive effect of the Conversion Option on diluted net (loss) income per share, if applicable. The Conversion Option will have a dilutive impact on net income per share of common stock when the average market price of the Company’s Class A common stock for a given period exceeds the conversion price of the Convertible Notes of $46.50 per share. During the years ended December 31, 2020 and 2019, the Company's weighted average common stock price was below the conversion price of the Convertible Notes.

15. Retirement benefits

The Company sponsors a 401(k)-profit sharing plan (the “Plan”) for all eligible U.S. employees. This Plan allows eligible employees to contribute up to 80% of their compensation to the Plan. The Company makes discretionary matching contributions to the Plan provided the employee is employed on the last day of the year. Such discretionary contributions vest ratably over five years of service. The Company’s contributions to the Plan were $1.6 million, $1.6 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company also participates in government-mandated retirement and/or termination indemnity plans, benefiting certain non-U.S. employees. Termination benefits are generally lump sum payments based upon an individual’s years of credited service and annual salary at retirement. These plans are generally unfunded, and employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The amount of net benefit cost recorded in the consolidated statements of operations for these plans was $2.7 million, $1.8 million and $1.2 million in 2020, 2019 and 2018, respectively. The amount of benefits paid under these plans was $0.5 million, $0.4 million and $0.4 million in 2020, 2019 and 2018, respectively. The accumulated benefit obligation, unlike the projected benefit obligation, does not reflect expected benefit increases from future salary levels, and was $8.7 million and $6.8 million at December 31, 2020 and 2019, respectively, under these plans. The projected benefit obligation, net of plan assets, was $15.2 million and $11.0 million at December 31, 2020 and 2019, respectively.

A summary of the components of the pension benefits obligation recorded in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2020	2019
Accrued compensation and benefits	$657	$596
Other long-term liabilities	14,497	10,379
	$15,154	$10,975

The estimated future benefit payments, which reflect expected future service, that are expected to be paid for each of the next five years are as follows (in thousands):

Year ending
December 31, 2021	$677
December 31, 2022	$480
December 31, 2023	$624
December 31, 2024	$662
December 31, 2025	$577
Next five years	$4,772

16. Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at December 31, 2017	$(3,374)	$(1,698)	$(5,072)
Other comprehensive income (loss) before reclassification	(5,449)	90	(5,359)
Amounts reclassified from accumulated other comprehensive loss	—	(1,177)	(1,177)
Tax effects	—	318	318
Other comprehensive income (loss)	(5,449)	(769)	(6,218)
Balance at December 31, 2018	(8,823)	(2,467)	(11,290)
Other comprehensive income (loss) before reclassification	1,895	62	1,957
Amounts reclassified from accumulated other comprehensive loss	—	(179)	(179)
Tax effects	—	(16)	(16)
Other comprehensive income (loss)	1,895	(133)	1,762
Balance at December 31, 2019	(6,928)	(2,600)	(9,528)
Other comprehensive income (loss) before reclassification	7,782	(501)	7,281
Amounts reclassified from accumulated other comprehensive loss	—	(858)	(858)
Tax effects	—	308	308
Other comprehensive income (loss)	7,782	(1,051)	6,731
Balance at December 31, 2020	$854	$(3,651)	$(2,797)

17. Commitments and contingencies

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

Legal proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish and enforce the Company’s proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Commitments

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell or use the technology in the Company’s products. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees were

$10.4 million, $10.6 million, and $9.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are reported in Cost of revenue—software.

Additionally, the Company has current contractual purchase obligations for services supporting business operations, including non-cancelable agreements. The future purchase obligations for these agreements are as follows (in thousands):

Year ending December 31,
2021	$6,436
2022	6,884
2023	6,509
2024	3,560
2025	3,307
Thereafter	—
Total	$26,696

18. Segment information

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

The Software reportable segment derives revenue from the sale and lease of software licenses and cloud solutions in the areas of simulation, high-performance computing, and artificial intelligence to design and optimize high-performance, efficient, innovative and sustainable products and processes for improved business performance. The Software segment also generates revenue by providing services related to the Company’s software, including consulting, training, and implementation services. To a much lesser extent, the Software segment includes revenue from the sale of hardware products.

The Client Engineering Services reportable segment provides support to the Company’s customers with long-term ongoing expertise. The Company hires simulation specialists, industrial designers, design engineers, materials experts, development engineers, manufacturing engineers, data scientists, and information technology specialists for placement at customer sites for specific customer-directed assignments.

The “All other” represents innovative services and products, including toggled ®, the Company’s LED lighting business. toggled® is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based, in part, on intellectual property for the direct replacement of fluorescent tubes with LED lighting. Other businesses combined within Other include potential services and product concepts that are still in their development stages and the Company’s WEYV business, which ceased operations in the third quarter of 2019.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore no asset information is provided for reportable segments. The accounting policies of the segments are the same as those described in Note 2—Summary of significant accounting policies.

The following tables are in thousands:

Year ended December 31, 2020	Software	CES	All other	Total
Revenue	$418,165	$44,320	$7,436	$469,921
Adjusted EBITDA	$53,820	$5,129	$(1,661)	$57,288

Year ended December 31, 2019	Software	CES	All other	Total
Revenue	$401,278	$48,987	$8,650	$458,915
Adjusted EBITDA	$38,834	$5,255	$(4,540)	$39,549

Year ended December 31, 2018	Software	CES	All other	Total
Revenue	$341,306	$47,852	$7,221	$396,379
Adjusted EBITDA	$48,643	$5,155	$(3,618)	$50,180

	Year ended December 31,
	2020	2019	2018
Reconciliation of Adjusted EBITDA to GAAP income (loss) before income taxes:
Adjusted EBITDA	$57,288	$39,549	$50,180
Stock-based compensation expense	(21,355)	(8,528)	(3,339)
Interest expense	(11,598)	(6,371)	(200)
Interest income and other (1)	1,503	260	(4,883)
Depreciation and amortization	(23,806)	(21,522)	(14,734)
Income before income taxes	$2,032	$3,388	$27,024

(1)

Included for the year ended December 31, 2020 are a) $1.0 million of proceeds from settlements related to a historical acquisition, and b) $0.6 million of severance expense. Included for the year ended December 31, 2019 are a) acquisition related costs of $0.6 million, b) severance expense of $0.4 million, and c) impairment charges for royalty contracts of $1.0 million. Included for the year ended December 31, 2018 are a) costs from the acquisition of Datawatch of $10.4 million, b) gain on the sale of a building of $4.4 million, c) impairment charges for royalty contracts and trade names of $2.8 million, and d) an income adjustment for a change in estimated legal expenses of $2.0 million.

Revenue is attributed to geographic areas based on the country of origin. The following table provides sales to external customers and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Revenue			Long-lived assets (1)
	Year ended December 31,			December 31,
	2020	2019	2018	2020	2019
United States	$233,611	$219,053	$186,026	$60,479	$55,319
Other countries	12,127	14,753	8,604	8,378	10,190
Total Americas	245,738	233,806	194,630	68,857	65,509
Germany	48,559	50,102	45,664	9,201	3,405
France	15,287	17,210	16,154	1,078	1,224
Other countries	49,403	49,312	42,846	11,730	11,316
Total Europe, Middle East and Africa	113,249	116,624	104,664	22,009	15,945
Japan	41,109	37,757	35,478	2,009	2,036
Other countries	69,825	70,728	61,607	8,441	8,941
Total Asia Pacific	110,934	108,485	97,085	10,450	10,977
Total	$469,921	$458,915	$396,379	$101,316	$92,431

(1)	Includes property and equipment, net and definite-lived intangible assets, net.

Concentrations of credit risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The risk with respect to trade receivables is partially mitigated by the diversity, both by geography and by industry, of the Company’s customer base. The Company’s accounts receivable is derived from sales to a large number of direct customers and resellers around the world. Sales to customers within the automotive industry accounted for approximately 36%, 40%, and 45% of the Company’s 2020, 2019 and 2018 revenue, respectively, with no other industry representing more than 10% of revenue. No individual customer accounted for 10% or more of revenue in the years ended December 31, 2020, 2019 or 2018.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 5, 2018, by and among the Registrant, Dallas Merger Sub, Inc. and Datawatch Corporation	8-K	333-220710	2.1	11/5/2018

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock	10-K		4.1	3/2/2020

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K		4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K		4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association attached as Exhibit 4.2 hereto).	8-K		4.3	6/10/2019

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13+	Employment Letter, dated January 10, 2013, by and between the Registrant and Howard N. Morof as amended on July 19, 2017	S-1	333-220710	10.13	9/29/2017

10.14+	Consulting Agreement, effective as of January 1, 2017, by and between the Registrant and Advanced Studies Holding Future SRL, an Italian Company, as amended	S-1	333-220710	10.15	9/29/2017

10.15	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.16	First Amendment to 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K		10.1	11/5/2018

10.17	Second Amendment to the Company’s Third Amended and Restated Credit Agreement, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K		10.1	6/6/2019

10.18+	Form of 2020 Stock Option Award Agreement	8-K		10.1	6/8/2020

10.19+	Executive Severance Agreement dated August 17. 2020, between Altair Engineering Inc., and James R. Scapa	8-K		10.1	8/17/2020

10.20+	Executive Severance Agreement dated August 17. 2020, between Altair Engineering Inc., and Brett Chouinard	8-K		10.2	8/17/2020

10.21+	Executive Severance Agreement dated August 17. 2020, between Altair Engineering Inc., and Dr. Uwe Schramm	8-K		10.3	8/17/2020

10.22+	Executive Severance Agreement dated August 17. 2020, between Altair Engineering Inc., and Amy Messano	8-K		10.4	8/17/2020

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL.

+	Indicates management contract or compensatory plan.
*

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

ALTAIR ENGINEERING INC.

Date: February 26, 2021	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ Howard N. Morof
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

Name	Title	Date

/s/ James Scapa James R. Scapa	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021

/s/ Howard N. Morof Howard N. Morof	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021

/s/ Mary C. Boyce Mary C. Boyce	Director	February 26, 2021

/s/ Brett Chouinard Brett Chouinard	Director	February 26, 2021

/s/ Stephen Earhart Stephen Earhart	Director	February 26, 2021

/s/ Trace Harris Trace Harris	Director	February 26, 2021

/s/ Richard Hart Richard Hart	Director	February 26, 2021

/s/ Jan Kowal Jan Kowal	Director	February 26, 2021