Form 10-Q
period 2021-03-31
Altair Engineering Inc.
filed 2021-05-06
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On April 19, 2021, there were 45,711,025 shares of the registrant’s Class A common stock outstanding and 29,430,732 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,364	$241,221
Accounts receivable, net	107,112	117,878
Income tax receivable	5,985	6,736
Prepaid expenses and other current assets	22,295	21,100
Total current assets	378,756	386,935
Property and equipment, net	39,143	36,332
Operating lease right of use assets	33,568	33,526
Goodwill	262,090	264,481
Other intangible assets, net	70,912	76,114
Deferred tax assets	8,476	7,125
Other long-term assets	24,968	25,389
TOTAL ASSETS	$817,913	$829,902
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$394	$30,384
Accounts payable	6,671	8,594
Accrued compensation and benefits	36,785	34,772
Current portion of operating lease liabilities	10,471	10,331
Other accrued expenses and current liabilities	32,238	30,982
Deferred revenue	81,737	85,691
Convertible senior notes, net	191,094	—
Total current liabilities	359,390	200,754
Long-term debt, net of current portion	258	353
Convertible senior notes, net	—	188,300
Operating lease liabilities, net of current portion	24,319	24,323
Deferred revenue, non-current	8,992	9,388
Other long-term liabilities	25,141	27,414
TOTAL LIABILITIES	418,100	450,532
Commitments and contingencies
MEZZANINE EQUITY	784	784
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 45,494 and 44,216 shares as of March 31, 2021, and December 31, 2020, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 29,601 and 30,111 shares as of March 31, 2021, and December 31, 2020, respectively	3	3
Additional paid-in capital	484,584	474,669
Accumulated deficit	(78,933)	(93,293)
Accumulated other comprehensive loss	(6,629)	(2,797)
TOTAL STOCKHOLDERS’ EQUITY	399,029	378,586
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$817,913	$829,902

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenue
License	$96,395	$77,543
Maintenance and other services	33,146	30,900
Total software	129,541	108,443
Software related services	8,098	6,934
Total software and related services	137,639	115,377
Client engineering services	10,677	13,878
Other	1,847	2,208
Total revenue	150,163	131,463
Cost of revenue
License	5,395	5,523
Maintenance and other services	11,555	10,455
Total software	16,950	15,978
Software related services	6,122	5,489
Total software and related services	23,072	21,467
Client engineering services	8,888	11,318
Other	1,462	1,712
Total cost of revenue	33,422	34,497
Gross profit	116,741	96,966
Operating expenses:
Research and development	38,276	31,467
Sales and marketing	32,070	28,099
General and administrative	23,926	22,346
Amortization of intangible assets	4,877	3,840
Other operating income, net	(617)	(891)
Total operating expenses	98,532	84,861
Operating income	18,209	12,105
Interest expense	2,973	2,813
Other expense (income), net	835	(1,390)
Income before income taxes	14,401	10,682
Income tax expense	41	4,652
Net income	$14,360	$6,030
Income per share:
Net income per share attributable to common stockholders, basic	$0.19	$0.08
Net income per share attributable to common stockholders, diluted	$0.18	$0.08
Weighted average shares outstanding:
Weighted average number of shares used in computing net income per share, basic	74,651	72,623
Weighted average number of shares used in computing net income per share, diluted	79,295	77,004

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$14,360	$6,030
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(3,975)	(7,578)
Retirement related benefit plans (net of tax effect of $0 and $13, respectively)	143	137
Total other comprehensive loss	(3,832)	(7,441)
Comprehensive income (loss)	$10,528	$(1,411)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2021	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net income	—	—	—	—	—	14,360	—	14,360
Exercise of stock options	490	—	—	—	271	—	—	271
Vesting of restricted stock	278	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,644	—	—	9,644
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,975)	(3,975)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	143	143
Balance at March 31, 2021	45,494	$4	29,601	$3	$484,584	$(78,933)	$(6,629)	$399,029

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at January 1, 2020	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net income	—	—	—	—	—	6,030	—	6,030
Exercise of stock options	285	—	—	—	194	—	—	194
Vesting of restricted stock	143	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,043	—	—	3,043
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,578)	(7,578)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	137	137
Balance at March 31, 2020	41,779	$4	$31,051	$3	$449,870	$(76,763)	$(16,969)	$356,145

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income	$14,360	$6,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,686	5,660
Provision for credit loss	89	338
Amortization of debt discount and issuance costs	2,800	2,653
Stock-based compensation expense	9,648	3,171
Deferred income taxes	(687)	(6,001)
Other, net	(18)	7
Changes in assets and liabilities:
Accounts receivable	8,768	14,463
Prepaid expenses and other current assets	(805)	1,184
Other long-term assets	(3,628)	(321)
Accounts payable	(767)	(3,001)
Accrued compensation and benefits	2,626	(2,581)
Other accrued expenses and current liabilities	183	8,580
Operating lease right-of-use assets and liabilities, net	126	(17)
Deferred revenue	(2,810)	(2,129)
Net cash provided by operating activities	36,571	28,036
INVESTING ACTIVITIES:
Capital expenditures	(3,039)	(1,644)
Payments for acquisition of developed technology	(344)	(433)
Other investing activities, net	(68)	62
Net cash used in investing activities	(3,451)	(2,015)
FINANCING ACTIVITIES:
Payments on revolving commitment	(30,000)	—
Proceeds from the exercise of stock options	271	194
Other financing activities	(107)	(118)
Net cash (used in) provided by financing activities	(29,836)	76
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,331)	(2,113)
Net increase in cash, cash equivalents and restricted cash	1,953	23,984
Cash, cash equivalents and restricted cash at beginning of year	241,547	223,497
Cash, cash equivalents and restricted cash at end of period	$243,500	$247,481
Supplemental disclosure of cash flow:
Interest paid	$47	$15
Income taxes paid	$2,381	$1,831
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$—	$29
Property and equipment in accounts payable, other current liabilities and other liabilities	$619	$382

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2020, included in the most recent Annual Report on Form 10-K filed with the SEC.

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2021 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

2.	Recent accounting guidance

Accounting standards adopted

Income Taxes – In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles for income taxes. The Company adopted ASU 2019-12 effective as of January 1, 2021, and the adoption of this guidance did not have a material effect on its consolidated financial statements.

Accounting standards not yet adopted

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

Debt – In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The guidance allows entities to use a modified or full retrospective transition method. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt ASU 2020-06 on January 1, 2022, and is currently evaluating the method of adoption and the related effect of the new guidance on its consolidated financial statements and earnings per share attributable to common stockholders.
3.	Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Term licenses	$84,934	$69,381
Perpetual licenses	11,461	8,162
Maintenance	29,694	28,208
Professional software services	3,452	2,692
Software related services	8,098	6,934
Client engineering services	10,677	13,878
Other	1,847	2,208
Total revenue	$150,163	$131,463

The Company derived approximately 10% of its total revenue through indirect sales channels for the three months ended March 31, 2021 and 2020.

Costs to obtain a contract

As of March 31, 2021, and December 31, 2020, respectively, capitalized costs to obtain a contract were $4.1 million and $3.7 million recorded in Prepaid and other current assets and $0.5 million and $0.6 million recorded in Other long-term assets. Sales commissions were $1.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively, and were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of March 31, 2021, contract assets were $8.9 million included in Accounts receivable, $2.3 million included in Prepaid expenses and other current assets, and $1.3 million included in Other long-term assets. As of December 31, 2020, contract assets were $6.7 million included in Accounts receivable, $1.4 million included in Prepaid expenses and other current assets, and $1.3 million included in Other long-term assets.

Deferred revenue

Approximately $42.6 million of revenue recognized during the three months ended March 31, 2021, was included in the deferred revenue balances at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $121.2 million and $120.2 million as of March 31, 2021 and 2020, respectively. The Company expects to recognize approximately 84% of the contracted revenue over the next 12 months and the remainder thereafter.
4.	Supplementary Information

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

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$243,364	$241,221
Restricted cash included in other long-term assets	136	326
Total cash, cash equivalents, and restricted cash	$243,500	$241,547

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Land	$9,983	$10,067
Building and improvements	15,621	15,630
Computer equipment and software	42,269	41,451
Furniture, equipment and other	13,287	10,136
Leasehold improvements	9,656	9,652
Right-of-use assets under finance leases	2,627	2,665
Total property and equipment	93,443	89,601
Less: accumulated depreciation and amortization	54,300	53,269
Property and equipment, net	$39,143	$36,332

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.8 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Income taxes payable	$8,739	$7,250
Accrued VAT	6,765	6,604
Accrued royalties	3,681	2,009
Accrued professional fees	3,308	3,156
Obligations for acquisition of businesses	1,717	1,957
Defined contribution plan liabilities	1,122	1,660
Billings in excess of cost	977	1,108
Non-income tax liabilities	841	1,366
Other current liabilities	5,088	5,872
Total	$32,238	$30,982

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2021	2020
Pension and other post retirement liabilities	$14,548	$14,497
Deferred tax liabilities	8,215	8,028
Other liabilities	2,378	4,889
Total	$25,141	$27,414

Restructuring expense

During the first quarter of 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges of $3.3 million for the three months ended March 31, 2021, for employee termination benefits . The Company expects total restructuring costs to be $5-6 million with the remaining costs to be primarily incurred in Q2 2021. The restructuring costs are attributable primarily to the Software reportable segment.

The restructuring expense incurred in the three months ended March 31, 2021, was recorded as follows (in thousands):

Cost of revenue – maintenance and other services	$775
Research and development	1,129
Sales and marketing	912
General and administrative	530
Total restructuring expense	$3,346

Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Foreign exchange loss (gain)	$929	$(736)
Interest income and other	(94)	(654)
Other expense (income), net	$835	$(1,390)

5.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance at January 1, 2021	$264,481
Effects of foreign currency translation and other	(2,391)
Balance at March 31, 2021	$262,090

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,520	$40,925	$37,595
Customer relationships	7-10 years	39,989	17,995	21,994
Other intangibles	4-10 years	345	100	245
Total definite-lived intangible assets		118,854	59,020	59,834
Indefinite-lived intangible assets:
Trade names		11,078		11,078
Total other intangible assets		$129,932	$59,020	$70,912

	December 31, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,841	$37,651	$41,190
Customer relationships	7-10 years	40,207	16,673	23,534
Other intangibles	4-10 years	344	84	260
Total definite-lived intangible assets		119,392	54,408	64,984
Indefinite-lived intangible assets:
Trade names		11,130		11,130
Total other intangible assets		$130,522	$54,408	$76,114

Amortization expense related to intangible assets was $4.9 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively.

The allocation of fair value of purchase consideration of the Company’s 2020 acquisitions remains preliminary as of March 31, 2021. The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. There were no changes to the preliminary fair value of assets acquired and liabilities assumed during the three months ended March 31, 2021.
6.	Debt

The carrying value of debt is as follows (in thousands):

	March 31,	December 31,
	2021	2020
Convertible senior notes	$230,000	$230,000
Revolving credit facility	—	30,000
Obligations for finance leases	652	775
Total debt	230,652	260,775
Less: unamortized debt discount	34,699	37,190
Less: unamortized debt issuance costs	4,207	4,548
Less: current portion of long-term debt	191,488	30,384
Long-term debt, net of current portion	$258	$188,653

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

The Convertible Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. Refer to the Company’s consolidated financial statements for the year ended December 31, 2020, for details of the issuance of the Convertible Notes.

For more than twenty trading days during the thirty consecutive trading days ended March 31, 2021, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes became convertible at the option of the holders on April 1, 2021, and were classified as current liabilities on the consolidated balance sheet as of March 31, 2021. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The Company may settle the Convertible Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election. The Company intends to settle the principal amount of the Convertible Notes in cash and the conversion spread in shares. As of March 31, 2021, the “if converted value” exceeded the principal amount of the Convertible Notes by $79.5 million.

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	March 31,	December 31,
	2021	2020
Principal	$230,000	$230,000
Less: unamortized debt discount	34,699	37,190
Less: unamortized debt issuance costs	4,207	4,510
Net carrying amount	$191,094	$188,300

The net carrying value of the equity component of the Convertible Notes was $50.0 million as of both March 31, 2021, and December 31, 2020.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$144	$144
Amortization of debt issuance cost and discount	2,794	2,647
Total	$2,938	$2,791

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

As of March 31, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $150.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020.

7.	Fair value measurements

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of March 31, 2021, the fair value of the Convertible Notes was $331.9 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

8.   Stock-based compensation

2017 stock-based compensation plan

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Equity Incentive Plan (“2017 Plan”) for the period:

Number of RSUs
Outstanding at January 1, 2021	1,154,936
Granted	271,580
Vested	(277,467)
Forfeited	(35,194)
Outstanding at March 31, 2021	1,113,855

The weighted average grant date fair value of the RSUs was $61.55 and the RSUs generally vest in four equal annual installments.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2021	4,203,482	$45.68	9.7
Granted	216,953	$61.03
Exercised	(1,510)	$29.88
Forfeited	(81,027)	$46.86
Outstanding at March 31, 2021	4,337,898	$46.43	9.4
Exercisable at March 31, 2021	24,026	$33.75	8.2	$0.7

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue – maintenance and other services	$1,158	$366
Research and development	3,186	1,428
Sales and marketing	3,468	727
General and administrative	1,836	650
Total stock-based compensation expense	$9,648	$3,171

9.	Net income per share

Basic net income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options and restricted stock units (“RSUs”). Diluted net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options and RSUs under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$14,360	$6,030
Denominator:
Denominator for basic income per share— weighted average shares	74,651	72,623
Effect of dilutive securities, stock options and RSUs	4,644	4,381
Denominator for dilutive income per share	79,295	77,004
Net income per share attributable to common stockholders, basic	$0.19	$0.08
Net income per share attributable to common stockholders, diluted	$0.18	$0.08

There were no anti-dilutive shares excluded from the computation of income per share for each of the three months ended March 31, 2021 and 2020.

10.	Income taxes

The Company’s income tax expense and effective tax rate for the three months ended March 31, 2021 and 2020, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Income tax expense	$41	$4,652
Effective tax rate	0%	44%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020, also includes net discrete benefit of $3.6 million and net discrete expense of $2.0 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 ("CAA") were enacted during 2020 in response to the COVID-19 pandemic. The CARES Act and CAA, among other things, provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and CAA did not have a material effect on the Company’s consolidated financial statements.
11.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance at January 1, 2021	$854	$(3,651)	$(2,797)
Other comprehensive loss before reclassification	(3,975)	85	(3,890)
Amounts reclassified from accumulated other comprehensive loss	—	58	58
Tax effects	—	—	—
Other comprehensive (loss) income	(3,975)	143	(3,832)
Balance at March 31, 2021	$(3,121)	$(3,508)	$(6,629)

12.	Commitments and contingencies

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

13.	Segment information

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

The following tables are in thousands:

Three months ended March 31, 2021	Software	CES	All other	Total
Revenue	$137,639	$10,677	$1,847	$150,163
Adjusted EBITDA	$36,238	$1,010	$(288)	$36,960

Three months ended March 31, 2020	Software	CES	All other	Total
Revenue	$115,377	$13,878	$2,208	$131,463
Adjusted EBITDA	$20,464	$1,502	$(294)	$21,672

	Three Months Ended March 31,
	2021	2020
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$36,960	$21,672
Stock-based compensation expense	(9,648)	(3,171)
Interest expense	(2,973)	(2,813)
Depreciation and amortization	(6,686)	(5,660)
Restructuring expense	(3,346)	—
Special adjustments, interest income and other	94	654
Income before income taxes	$14,401	$10,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements in this quarterly report regarding the future impact of COVID-19 are forward-looking in nature and thus subject to the safe harbor provisions described below.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021, and other information appearing elsewhere in our Annual Report on Form 10-K, this report on Form 10-Q and our other filings with the SEC.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference into this report. We have no obligation, and expressly disclaim any obligation, to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise. We have expressed our expectations, beliefs, and projections in good faith, and we believe they have a reasonable basis. However, we cannot assure you that our expectations, beliefs, or projections will result or be achieved or accomplished.

Overview

We are a global technology company providing software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). We enable organizations across broad industry segments to compete more effectively in a connected world while creating a more sustainable future.

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19, a pandemic and a public health emergency of international concern. The global spread of COVID-19 has negatively impacted several of the markets we serve, including the automotive and aerospace markets, and has disrupted the business of many of our customers and partners. These disruptions have had an adverse effect on our business and consolidated results of operations and could impact our financial condition in the future.

We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the pandemic, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, the development of treatments and vaccines, and other factors identified in Part I, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To identify changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis.

Business Segments

We have identified two reportable segments: Software and Client Engineering Services:

•

Software —Our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, high-performance computing software applications and hardware products, modeling and visualization tools, data analytics and analysis products, IoT platform and analytics tools, as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue, to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle.

•

Client Engineering Services —Our client engineering services, or CES, segment provides client engineering services to support our customers with long-term, ongoing expertise. We operate our CES business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments. We employ and pay them only for the duration of the placement.

Our other businesses which do not meet the criteria to be separate reportable segments are combined and reported as “Other” which represents innovative services and products, including toggled, our LED lighting business. toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based on our intellectual property for the direct replacement of fluorescent light tubes with LED lamps. Other businesses combined within Other include potential services and product concepts that are still in development stages.

For additional information about our reportable segments and other businesses, see Note 13 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Increase / (decrease)
(in thousands)	2021	2020	%
Revenue:
Software	$129,541	$108,443	19%
Software related services	8,098	6,934	17%
Total software and related services	137,639	115,377	19%
Client engineering services	10,677	13,878	(23%)
Other	1,847	2,208	(16%)
Total revenue	150,163	131,463	14%
Cost of revenue:
Software	16,950	15,978	6%
Software related services	6,122	5,489	12%
Total software and related services	23,072	21,467	7%
Client engineering services	8,888	11,318	(21%)
Other	1,462	1,712	(15%)
Total cost of revenue	33,422	34,497	(3%)
Gross profit	116,741	96,966	20%
Operating expenses:
Research and development	38,276	31,467	22%
Sales and marketing	32,070	28,099	14%
General and administrative	23,926	22,346	7%
Amortization of intangible assets	4,877	3,840	27%
Other operating income, net	(617)	(891)	(31%)
Total operating expenses	98,532	84,861	16%
Operating income	18,209	12,105	50%
Interest expense	2,973	2,813	6%
Other expense (income), net	835	(1,390)	NM
Income before income taxes	14,401	10,682	35%
Income tax expense	41	4,652	(99%)
Net income	$14,360	$6,030	138%
Other financial information:
Billings(1)	$145,813	$127,935	14%
Adjusted EBITDA(2)	$36,960	$21,672	71%
Net cash provided by operating activities	$36,571	$28,036	30%
Free cash flow(3)	$33,532	$26,392	27%
NM	Not meaningful.
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

Three months ended March 31, 2021 and 2020

Revenue

Total revenue increased by $18.7 million, or 14%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase in software and related services revenue, partially offset by a decrease in CES revenue as a result of the slowdown in economic activity by our customers due to COVID-19.

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Software revenue	$129,541	$108,443	$21,098	19%
As a percent of software segment revenue	94%	94%
As a percent of consolidated revenue	86%	82%

The 19% increase in our software revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily the result of an increase in software license revenue recognized in the current quarter. The increase was driven by increases across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Software related services revenue	$8,098	$6,934	$1,164	17%
As a percent of software segment revenue	6%	6%
As a percent of consolidated revenue	5%	5%

Software related services revenue increased 17% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was primarily the result of an increase in customer demand for these services.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Client engineering services revenue	$10,677	$13,878	$(3,201)	(23%)
As a percent of consolidated revenue	7%	11%

CES revenue decreased 23% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This decrease is primarily a result of our CES customers response to COVID-19, including furloughed staff positions and reduced CES staff working hours.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Other revenue	$1,847	$2,208	$(361)	(16%)
As a percent of consolidated revenue	1%	2%

The 16% decrease in other revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily due to reduced sales from toggled, our LED lighting business, driven by COVID-19.

Cost of revenue

 Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software revenue	$16,950	$15,978	$972	6%
As a percent of software revenue	13%	15%
As a percent of consolidated revenue	11%	12%

Cost of software revenue increased $1.0 million, or 6%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in the current year period was primarily attributable to a $0.8 million increase in stock-based compensation expense.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software related services revenue	$6,122	$5,489	$633	12%
As a percent of software related services revenue	76%	79%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue increased 12% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in the current year expense is consistent with the increase in revenue.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of client engineering services revenue	$8,888	$11,318	$(2,430)	(21%)
As a percent of client engineering services revenue	83%	82%
As a percent of consolidated revenue	6%	9%

Cost of CES revenue decreased 21% for the three months ended March 31, 2021, consistent with the decrease in revenue, as compared to the three months ended March 31, 2020. We have acted in concert with our customers reduced demand to furlough or curtail the hours and compensation of employees until such time as our customers return to normal staffing, billing rates or required working hours.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of other revenue	$1,462	$1,712	$(250)	(15%)
As a percent of other revenue	79%	78%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 15%, for the three months ended March 31, 2021, consistent with the decrease in revenue, as compared to the three months ended March 31, 2020.

Gross profit

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Gross profit	$116,741	$96,966	$19,775	20%
As a percent of consolidated revenue	78%	74%

Gross profit increased by $19.8 million, or 20%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase in gross profit was primarily attributable to the increase in software revenue combined with a relatively smaller increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Research and development	$38,276	$31,467	$6,809	22%
As a percent of consolidated revenue	25%	24%

Research and development expenses increased by $6.8 million, or 22%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Employee compensation and related expense increased $3.9 million, primarily due to increased headcount, stock-based compensation expense increased $1.8 million and cloud hosting expense increased $0.6 million. In addition, we had $1.1 million of restructuring expense in the current year. These increases were partially offset by a reduction in travel costs.

Sales and marketing

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Sales and marketing	$32,070	$28,099	$3,971	14%
As a percent of consolidated revenue	21%	21%

Sales and marketing expenses increased by $4.0 million, or 14%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Employee compensation and related expense increased $2.8 million, primarily due to increased headcount, stock-based compensation expense increased $2.7 million, and we had restructuring expense of $0.9 million in the current year. These increases were partially offset by a $2.5 million decrease in travel and selling related expense from suspension or cancellation of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
General and administrative	$23,926	$22,346	$1,580	7%
As a percent of consolidated revenue	16%	17%

General and administrative expenses increased by $1.6 million, or 7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Stock-based compensation expense increased $1.2 million, and we had restructuring expense of $0.5 million in the current year.

Amortization of intangible assets

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Amortization of intangible assets	$4,877	$3,840	$1,037	27%
As a percent of consolidated revenue	3%	3%

Amortization of intangible assets increased by $1.0 million, or 27%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions.

Other operating income, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Other operating income, net	$(617)	$(891)	$(274)	(31%)
As a percent of consolidated revenue	(—%)	(1%)

Other operating income, net decreased $0.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This decrease was primarily the result of a $0.5 million decrease in grant income, partially offset by a $0.3 million decrease in credit loss expense in the current quarter.

Interest expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Interest expense	$2,973	$2,813	$160	6%
As a percent of consolidated revenue	2%	2%

Interest expense increased $0.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, as a result of an increase in the amortization of the debt discount on our convertible notes.

Other expense (income), net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Other expense (income), net	$835	$(1,390)	$2,225	NM
As a percent of consolidated revenue	1%	(1%)

Other expense (income), net increased by $2.2 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase in expense was primarily a result of $0.9 million in losses from foreign currency fluctuations in the United States dollar relative to other functional currencies during the three months ended March 31, 2021, compared to $0.7 million of foreign currency gains for the three months ended March 31, 2020. In addition, there was a $0.6 million decrease in interest income in the current year period due to lower interest rates as compared to the prior year.

 Income tax expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Income tax expense	$41	$4,652	$(4,611)	(99)%

The effective tax rate was 0% and 44% for the three months ended March 31, 2021 and 2020 respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2021 and 2020, also includes net discrete benefit of $3.6 million and net discrete expense of $2.0 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net income

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2021	2020	$	%
Net income	$14,360	$6,030	$8,330	138%

Net income increased by $8.3 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase in net income was primarily attributable to an $18.7 million increase in revenue, partially offset by a $6.5 million increase in stock-based compensation expense, and a $3.3 million restructuring charge in the current year, as described above.

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

	Three Months Ended March 31,
(in thousands)	2021	2020
Other financial data:
Billings	$145,813	$127,935
Adjusted EBITDA	$36,960	$21,672
Free Cash Flow	$33,532	$26,392

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$150,163	$131,463
Ending deferred revenue	90,729	80,039
Beginning deferred revenue	(95,079)	(83,567)
Billings	$145,813	$127,935

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$14,360	$6,030
Income tax expense	41	4,652
Stock-based compensation expense	9,648	3,171
Interest expense	2,973	2,813
Depreciation and amortization	6,686	5,660
Restructuring expense	3,346	—
Special adjustments, interest income and other	(94)	(654)
Adjusted EBITDA	$36,960	$21,672

Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$36,571	$28,036
Capital expenditures	(3,039)	(1,644)
Free cash flow	$33,532	$26,392

Recurring software license rate

A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the three months ended March 31, 2021 and 2020, our recurring software license rate was 94% and 93%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of March 31, 2021, our principal sources of liquidity were $243.4 million in cash and cash equivalents and $150.0 million availability on our credit facility. We had an outstanding debt in the form of convertible senior notes with a $230.0 million principal amount as of March 31, 2021.

For more than twenty trading days during thirty consecutive trading days ended March 31, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders on April 1, 2021, and the $191.1 million carrying amount of the convertible senior notes was classified as a short-term liability as of March 31, 2021, which reduced our net working capital compared to the prior year. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. Conversion of the notes by noteholders may cause dilution to the ownership interests of existing stockholders.

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

As of March 31, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of March 31, 2021, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Cash flows

As of March 31, 2021, we had aggregate cash and cash equivalents of $243.4 million available for working capital purposes, acquisitions, and capital expenditures; $182.9 million of this aggregate amount was held in the United States and $52.9 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications. The 2017 changes in U.S. tax law could materially affect our tax obligations. For further discussion, please see our 2020 Annual Report on Form 10-K, “Item 1A. Risk Factors – New legislations or tax-reform policies that would change U.S. or foreign taxation of international business activities, including uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act, could materially affect our tax obligations and effective tax rate.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$36,571	$28,036
Net cash used in investing activities	(3,451)	(2,015)
Net cash (used in) provided by financing activities	(29,836)	76
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,331)	(2,113)
Net increase in cash, cash equivalents and restricted cash	$1,953	$23,984

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $36.6 million, which reflects an increase of $8.5 million compared to the three months ended March 31, 2020. This increase was the result of an increase in our net income, offset in part by changes to our working capital position for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2021 was $3.5 million, which reflects an increase of $1.4 million compared to the three months ended March 31, 2020. The increase was primarily the result a $1.4 million increase in cash payments for capital expenditures as compared to the three months ended March 31, 2020.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the three months ended March 31, 2021 was $29.8 million, compared to cash provided by financing activities of $0.1 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, we made a $30.0 million payment on our revolving credit facility.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $1.3 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.

Contractual obligations and commitments

For more than twenty trading days during thirty consecutive trading days ended March 31, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of our convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders and the $191.1 million carrying amount of the convertible senior notes was classified as a short-term liability. We may owe additional cash or shares to the note holders upon early conversion if our stock price exceeds $60.45 per share and we may experience dilution to the ownership interests of existing stockholders.

In January 2021, we repaid the $30.0 million outstanding balance on our revolving credit facility. There were no other material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance sheet arrangements

Through March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $243.5 million, consisting primarily of bank deposits and money market funds. As of March 31, 2021, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company is subject to legal proceedings for which there were no material changes during the three months ended March 31, 2021.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

10.1

Altair Engineering Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Form DEF 14A filed with the Securities and Exchange Commission on April 9, 2021)

10.2*	Employment Letter dated December 6, 2020, by and between Altair Engineering Inc. and Matthew Brown

10.3*	Executive Severance Agreement dated January 26, 2021, between Altair Engineering Inc. and Matthew Brown

10.4*	Employment Transition and Separation Agreement dated January 15, 2021, between Altair Engineering Inc. and Howard Morof

10.5*	Amended and Restated Executive Severance Agreement dated March 8, 2021, between Altair Engineering Inc. and James Scapa

10.6*	Amended and Restated Executive Severance Agreement dated February 3, 2021, between Altair Engineering Inc. and Gilma Saravia

10.7*	Amended and Restated Executive Severance Agreement dated February 22, 2021, between Altair Engineering Inc. and Amy Messano

10.8*	Amended and Restated Executive Severance Agreement dated February 15, 2021, between Altair Engineering Inc. and Uwe Schramm

10.9*	Amended and Restated Executive Severance Agreement dated January 31, 2021, between Altair Engineering Inc. and Brett Chouinard

31.1*	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

ALTAIR ENGINEERING INC.

Date: May 6, 2021	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2021
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)