Form 10-Q
period 2021-06-30
Altair Engineering Inc.
filed 2021-08-05
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On July 19, 2021, there were 46,570,452 shares of the registrant’s Class A common stock outstanding and 28,956,197 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,098	$241,221
Accounts receivable, net	91,570	117,878
Income tax receivable	7,949	6,736
Prepaid expenses and other current assets	23,030	21,100
Total current assets	382,647	386,935
Property and equipment, net	39,610	36,332
Operating lease right of use assets	33,395	33,526
Goodwill	262,963	264,481
Other intangible assets, net	66,637	76,114
Deferred tax assets	8,265	7,125
Other long-term assets	26,699	25,389
TOTAL ASSETS	$820,216	$829,902
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$29,962
Accounts payable	6,515	8,594
Accrued compensation and benefits	35,846	34,772
Current portion of operating lease liabilities	10,770	10,331
Other accrued expenses and current liabilities	27,810	31,404
Deferred revenue	81,343	85,691
Convertible senior notes, net	193,926	—
Total current liabilities	356,210	200,754
Convertible senior notes, net	—	188,300
Operating lease liabilities, net of current portion	23,785	24,323
Deferred revenue, non-current	7,236	9,388
Other long-term liabilities	32,856	27,767
TOTAL LIABILITIES	420,087	450,532
Commitments and contingencies
MEZZANINE EQUITY	784	784
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 46,392 and 44,216 shares as of June 30, 2021, and December 31, 2020, respectively	4	4
Class B common stock, authorized 41,203 shares, issued and outstanding 29,091 and 30,111 shares as of June 30, 2021, and December 31, 2020, respectively	3	3
Additional paid-in capital	495,824	474,669
Accumulated deficit	(92,581)	(93,293)
Accumulated other comprehensive loss	(3,905)	(2,797)
TOTAL STOCKHOLDERS’ EQUITY	399,345	378,586
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$820,216	$829,902

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue
License	$66,632	$51,018	$163,027	$128,561
Maintenance and other services	32,926	30,815	66,072	61,715
Total software	99,558	81,833	229,099	190,276
Software related services	7,481	5,444	15,579	12,378
Total software and related services	107,039	87,277	244,678	202,654
Client engineering services	10,268	9,640	20,945	23,518
Other	2,605	1,644	4,452	3,852
Total revenue	119,912	98,561	270,075	230,024
Cost of revenue
License	3,617	2,851	9,012	8,374
Maintenance and other services	12,043	8,502	23,598	18,957
Total software	15,660	11,353	32,610	27,331
Software related services	5,731	4,656	11,853	10,145
Total software and related services	21,391	16,009	44,463	37,476
Client engineering services	8,293	7,789	17,181	19,107
Other	2,262	1,283	3,724	2,995
Total cost of revenue	31,946	25,081	65,368	59,578
Gross profit	87,966	73,480	204,707	170,446
Operating expenses:
Research and development	38,757	28,970	77,033	60,437
Sales and marketing	31,909	25,806	63,979	53,905
General and administrative	21,861	20,248	45,787	42,594
Amortization of intangible assets	4,615	3,692	9,492	7,532
Other operating income, net	(585)	(944)	(1,202)	(1,835)
Total operating expenses	96,557	77,772	195,089	162,633
Operating (loss) income	(8,591)	(4,292)	9,618	7,813
Interest expense	2,988	2,843	5,961	5,656
Other expense (income), net	708	320	1,543	(1,070)
(Loss) income before income taxes	(12,287)	(7,455)	2,114	3,227
Income tax expense	1,361	2,768	1,402	7,420
Net (loss) income	$(13,648)	$(10,223)	$712	$(4,193)
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.18)	$(0.14)	$0.01	$(0.06)
Net (loss) imcome per share attributable to common stockholders, diluted	$(0.18)	$(0.14)	$0.01	$(0.06)
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	75,263	72,999	74,959	72,811
Weighted average number of shares used in computing net (loss) income per share, diluted	75,263	72,999	79,851	72,811

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(13,648)	$(10,223)	$712	$(4,193)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	2,640	2,560	(1,335)	(5,018)
Retirement related benefit plans (net of tax effect of $0, $(13), $0 and $0, respectively)	84	31	227	168
Total other comprehensive income (loss)	2,724	2,591	(1,108)	(4,850)
Comprehensive loss	$(10,924)	$(7,632)	$(396)	$(9,043)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of January 1, 2021	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net income	—	—	—	—	—	14,360	—	14,360
Exercise of stock options	490	—	—	—	271	—	—	271
Vesting of restricted stock	278	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,644	—	—	9,644
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,975)	(3,975)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	143	143
Balance as of March 31, 2021	45,494	4	29,601	3	484,584	(78,933)	(6,629)	399,029
Net loss	—	—	—	—	—	(13,648)	—	(13,648)
Exercise of stock options	334	—	—	—	614	—	—	614
Vesting of restricted stock	54	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,626	—	—	10,626
Foreign currency translation, net of tax	—	—	—	—	—	—	2,640	2,640
Retirement related benefit plans, net of tax	—	—	—	—	—	—	84	84
Balance as of June 30, 2021	46,392	$4	29,091	$3	$495,824	$(92,581)	$(3,905)	$399,345

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of January 1, 2020	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net income	—	—	—	—	—	6,030	—	6,030
Exercise of stock options	285	—	—	—	194	—	—	194
Vesting of restricted stock	143	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,043	—	—	3,043
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,578)	(7,578)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	137	137
Balance as of March 31, 2020	41,779	4	31,051	3	449,870	(76,763)	(16,969)	356,145
Net loss	—	—	—	—	—	(10,223)	—	(10,223)
Exercise of stock options	197	—	—	—	283	—	—	283
Vesting of restricted stock	52	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,586	—	—	4,586
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	2,560	2,560
Retirement related benefit plans, net of tax	—	—	—	—	—	—	31	31
Balance as of June 30, 2020	42,108	$4	$30,971	$3	$456,307	$(86,986)	$(14,378)	$354,950

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$712	$(4,193)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,180	11,293
Provision for credit loss	205	589
Amortization of debt discount and issuance costs	5,631	5,342
Stock-based compensation expense	20,296	7,705
Deferred income taxes	(1)	(5,961)
Other, net	34	3
Changes in assets and liabilities:
Accounts receivable	24,852	23,264
Prepaid expenses and other current assets	(3,367)	1,817
Other long-term assets	(5,067)	(960)
Accounts payable	(967)	(3,841)
Accrued compensation and benefits	1,548	497
Other accrued expenses and current liabilities	2,999	161
Deferred revenue	(5,333)	(2,315)
Net cash provided by operating activities	54,722	33,401
INVESTING ACTIVITIES:
Capital expenditures	(5,391)	(2,530)
Payments for acquisition of developed technology	(344)	(433)
Payments for acquisition of businesses, net of cash acquired	—	(2,270)
Other investing activities, net	(45)	142
Net cash used in investing activities	(5,780)	(5,091)
FINANCING ACTIVITIES:
Payments on revolving commitment	(30,000)	—
Proceeds from the exercise of stock options	885	477
Other financing activities	(206)	(210)
Net cash (used in) provided by financing activities	(29,321)	267
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(847)	(1,148)
Net increase in cash, cash equivalents and restricted cash	18,774	27,429
Cash, cash equivalents and restricted cash at beginning of year	241,547	223,497
Cash, cash equivalents and restricted cash at end of period	$260,321	$250,926
Supplemental disclosure of cash flow:
Interest paid	$339	$306
Income taxes paid	$3,744	$9,491
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$—	$100
Property and equipment in accounts payable, other current liabilities and other liabilities	$631	$343

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2021 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
3.	Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Term licenses	$57,624	$43,260	$142,558	$112,641
Perpetual licenses	9,008	7,758	20,469	15,920
Maintenance	30,549	28,885	60,243	57,093
Professional software services	2,377	1,930	5,829	4,622
Software related services	7,481	5,444	15,579	12,378
Client engineering services	10,268	9,640	20,945	23,518
Other	2,605	1,644	4,452	3,852
Total revenue	$119,912	$98,561	$270,075	$230,024

The Company derived approximately 10% of its total revenue through indirect sales channels for the six months ended June 30, 2021 and 2020.

Costs to obtain a contract

As of June 30, 2021, and December 31, 2020, respectively, capitalized costs to obtain a contract were $4.7 million and $3.7 million recorded in Prepaid and other current assets and $0.5 million and $0.6 million recorded in Other long-term assets. Sales commissions were $1.9 million and $3.5 million, respectively, for the three and six months ended June 30, 2021, and $1.0 million and $1.6 million, respectively for the three and six months ended June 30, 2020. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of June 30, 2021, contract assets were $6.0 million included in Accounts receivable, and $2.8 million included in Prepaid expenses and other current assets. As of December 31, 2020, contract assets were $6.7 million included in Accounts receivable, $1.4 million included in Prepaid expenses and other current assets, and $1.3 million included in Other long-term assets.

Deferred revenue

Approximately $60.3 million of revenue recognized during the six months ended June 30, 2021, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $128.5 million and $117.9 million as of June 30, 2021 and 2020, respectively. The Company expects to recognize approximately 84% of the contracted revenue over the next 12 months and the remainder thereafter.
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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$260,098	$241,221
Restricted cash included in other long-term assets	223	326
Total cash, cash equivalents, and restricted cash	$260,321	$241,547

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Land	$9,993	$10,067
Building and improvements	15,640	15,630
Computer equipment and software	43,760	41,451
Furniture, equipment and other	13,664	10,136
Leasehold improvements	9,961	9,652
Right-of-use assets under finance leases	2,628	2,665
Total property and equipment	95,646	89,601
Less: accumulated depreciation and amortization	56,036	53,269
Property and equipment, net	$39,610	$36,332

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.9 million and $3.7 million, respectively, for the three and six months ended June 30, 2021, and $2.0 million and $3.8 million, respectively, for the three and six months ended June 30, 2020.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	June 30,	December 31,
	2021	2020
Income taxes payable	$6,384	$7,250
Accrued VAT	5,192	6,604
Accrued professional fees	3,617	3,156
Accrued royalties	2,175	2,009
Obligations for acquisition of businesses	1,715	1,957
Defined contribution plan liabilities	1,449	1,660
Billings in excess of cost	720	1,108
Non-income tax liabilities	714	1,366
Other current liabilities	5,844	6,294
Total	$27,810	$31,404

The following table provides details of other long-term liabilities (in thousands):

	June 30,	December 31,
	2021	2020
Pension and other post retirement liabilities	$14,825	$14,497
Deferred tax liabilities	8,068	8,028
Other liabilities	9,963	5,242
Total	$32,856	$27,767

Restructuring expense

During the first quarter of 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $1.7 million and $5.1 million for the three and six months ended June 30, 2021, respectively. The Company expects remaining costs of less than $1  million to be incurred in the third quarter of 2021, and all amounts to be paid in 2021. The restructuring costs are attributable primarily to the Software reportable segment.

Restructuring expense was recorded as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Cost of revenue – maintenance and other services	$55	$830
Cost of revenue – software related services	106	106
Research and development	616	1,745
Sales and marketing	1,014	1,926
General and administrative	(59)	471
Total restructuring expense	$1,732	$5,078

Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign exchange loss (gain)	$787	$704	$1,716	$(32)
Interest income and other	(79)	(384)	(173)	(1,038)
Other expense (income), net	$708	$320	$1,543	$(1,070)

5.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of January 1, 2021	$264,481
Effects of foreign currency translation and other	(1,518)
Balance as of June 30, 2021	$262,963

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	June 30, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,957	$44,409	$34,548
Customer relationships	7-10 years	40,132	19,451	20,681
Other intangibles	4-10 years	349	118	231
Total definite-lived intangible assets		119,438	63,978	55,460
Indefinite-lived intangible assets:
Trade names		11,177		11,177
Total other intangible assets		$130,615	$63,978	$66,637

	December 31, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,841	$37,651	$41,190
Customer relationships	7-10 years	40,207	16,673	23,534
Other intangibles	4-10 years	344	84	260
Total definite-lived intangible assets		119,392	54,408	64,984
Indefinite-lived intangible assets:
Trade names		11,130		11,130
Total other intangible assets		$130,522	$54,408	$76,114

Amortization expense related to intangible assets was $4.6 million and $9.5 million for the three and six months ended June 30, 2021, respectively, and $3.7 million and $7.5 million for the three and six months ended June 30, 2020.

The allocation of fair value of purchase consideration to goodwill and intangible assets acquired from the Company’s 2020 acquisitions remains preliminary as of June 30, 2021. Revisions to such allocation may result in adjustments to the amounts presented above. The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. There were no changes to the preliminary fair value of assets acquired and liabilities assumed during the six months ended June 30, 2021.
6.	Debt

The carrying value of debt was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Convertible senior notes	$230,000	$230,000
Revolving credit facility	—	30,000
Total debt	230,000	260,000
Less: unamortized debt discount	32,175	37,190
Less: unamortized debt issuance costs	3,899	4,548
Less: current portion of convertible senior notes, net	193,926	188,300
Less: current portion of other long-term debt	—	29,962
Long-term debt, net of current portion	$—	$—

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

For more than twenty trading days during the thirty consecutive trading days ended June 30, 2021, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of June 30, 2021. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The Company may settle the Convertible Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election. The Company intends to settle the principal amount of the Convertible Notes in cash and the conversion spread in shares. As of June 30, 2021, the “if converted value” exceeded the principal amount of the Convertible Notes by $111.1 million.

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	June 30,	December 31,
	2021	2020
Principal	$230,000	$230,000
Less: unamortized debt discount	32,175	37,190
Less: unamortized debt issuance costs	3,899	4,510
Net carrying amount	$193,926	$188,300

The net carrying value of the equity component of the Convertible Notes was $50.0 million as of both June 30, 2021 and December 31, 2020.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$144	$144	$288	$288
Amortization of debt issuance cost and discount	2,831	2,683	5,625	5,330
Total	$2,975	$2,827	$5,913	$5,618

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

As of June 30, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $150.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of cash and cash equivalents, accounts receivable, net and accounts payable approximate fair value due to their short maturities. Interest on the Company’s line of credit is at a variable rate, and as such the debt obligation outstanding approximates fair value.

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of June 30, 2021, the fair value of the Convertible Notes was $358.0 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

8.   Stock-based compensation

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 12,506,833 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of January 1, 2021	1,154,936
Granted	298,437
Vested	(331,563)
Forfeited	(53,203)
Outstanding as of June 30, 2021	1,068,607

The weighted average grant date fair value of the RSUs was $61.98 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2021, totaled $39.4 million, and is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2021	4,203,482	$45.68	9.7
Granted	221,153	$61.11
Exercised	(4,127)	$43.83
Forfeited	(140,471)	$47.42
Outstanding as of June 30, 2021	4,280,037	$46.42	9.1
Exercisable as of June 30, 2021	38,346	$36.01	4.9	$1.3

The total intrinsic value of the 2017 Plan stock options exercised during the six months ended June 30, 2021, was $0.1 million.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue – maintenance and other services	$1,222	$552	$2,380	$918
Research and development	4,143	1,830	7,329	3,258
Sales and marketing	3,659	1,273	7,127	2,000
General and administrative	1,624	879	3,460	1,529
Total stock-based compensation expense	$10,648	$4,534	$20,296	$7,705

9.	Net (loss) income per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(13,648)	$(10,223)	$712	$(4,193)
Denominator:
Denominator for basic (loss) income per share— weighted average shares	75,263	72,999	74,959	72,811
Effect of dilutive securities, stock options and RSUs	—	—	4,892	—
Denominator for dilutive (loss) income per share	75,263	72,999	79,851	72,811
Net (loss) income per share attributable to common stockholders, basic	$(0.18)	$(0.14)	$0.01	$(0.06)
Net (loss) income per share attributable to common stockholders, diluted	$(0.18)	$(0.14)	$0.01	$(0.06)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	3,580	4,473	—	4,459
Convertible shares	1,460	—	—	—
Total shares excluded from calculation	5,040	4,473	—	4,459

10.	Income taxes

The Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense	$1,361	$2,768	$1,402	$7,420
Effective tax rate	(11%)	(37%)	66%	230%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020, also includes net discrete benefit of $2.4 million and net discrete expense of $3.7 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

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
11.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of January 1, 2021	$854	$(3,651)	$(2,797)
Other comprehensive loss before reclassification	(1,335)	99	(1,236)
Amounts reclassified from accumulated other comprehensive loss	—	128	128
Tax effects	—	—	—
Other comprehensive (loss) income	(1,335)	227	(1,108)
Balance as of June 30, 2021	$(481)	$(3,424)	$(3,905)

12.	Commitments and contingencies

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

The following tables are in thousands:

Three Months Ended June 30, 2021	Software	CES	All other	Total
Revenue	$107,039	$10,268	$2,605	$119,912
Adjusted EBITDA	$8,616	$1,212	$(332)	$9,496

Three Months Ended June 30, 2020	Software	CES	All other	Total
Revenue	$87,277	$9,640	$1,644	$98,561
Adjusted EBITDA	$5,102	$977	$(330)	$5,749

Six Months Ended June 30, 2021	Software	CES	All other	Total
Revenue	$244,678	$20,945	$4,452	$270,075
Adjusted EBITDA	$44,854	$2,222	$(620)	$46,456

Six Months Ended June 30, 2020	Software	CES	All other	Total
Revenue	$202,654	$23,518	$3,852	$230,024
Adjusted EBITDA	$25,566	$2,479	$(624)	$27,421

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to U.S. GAAP (loss) income before income taxes:
Adjusted EBITDA	$9,496	$5,749	$46,456	$27,421
Stock-based compensation expense	(10,648)	(4,534)	(20,296)	(7,705)
Interest expense	(2,988)	(2,843)	(5,961)	(5,656)
Depreciation and amortization	(6,494)	(5,633)	(13,180)	(11,293)
Restructuring expense	(1,732)	—	(5,078)	—
Special adjustments, interest income and other	79	(194)	173	460
(Loss) income before income taxes	$(12,287)	$(7,455)	$2,114	$3,227

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

Results of operations

Comparison of the three and six months ended June 30, 2021 and 2020

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Increase / (decrease)	Six Months Ended June 30,		Increase / (decrease)
(in thousands)	2021	2020	%	2021	2020	%
Revenue:
Software	$99,558	$81,833	22%	$229,099	$190,276	20%
Software related services	7,481	5,444	37%	15,579	12,378	26%
Total software and related services	107,039	87,277	23%	244,678	202,654	21%
Client engineering services	10,268	9,640	7%	20,945	23,518	(11%)
Other	2,605	1,644	58%	4,452	3,852	16%
Total revenue	119,912	98,561	22%	270,075	230,024	17%
Cost of revenue:
Software	15,660	11,353	38%	32,610	27,331	19%
Software related services	5,731	4,656	23%	11,853	10,145	17%
Total software and related services	21,391	16,009	34%	44,463	37,476	19%
Client engineering services	8,293	7,789	6%	17,181	19,107	(10%)
Other	2,262	1,283	76%	3,724	2,995	24%
Total cost of revenue	31,946	25,081	27%	65,368	59,578	10%
Gross profit	87,966	73,480	20%	204,707	170,446	20%
Operating expenses:
Research and development	38,757	28,970	34%	77,033	60,437	27%
Sales and marketing	31,909	25,806	24%	63,979	53,905	19%
General and administrative	21,861	20,248	8%	45,787	42,594	7%
Amortization of intangible assets	4,615	3,692	25%	9,492	7,532	26%
Other operating income, net	(585)	(944)	(38%)	(1,202)	(1,835)	(34%)
Total operating expenses	96,557	77,772	24%	195,089	162,633	20%
Operating (loss) income	(8,591)	(4,292)	100%	9,618	7,813	23%
Interest expense	2,988	2,843	5%	5,961	5,656	5%
Other expense (income), net	708	320	121%	1,543	(1,070)	NM
(Loss) income before income taxes	(12,287)	(7,455)	65%	2,114	3,227	(34%)
Income tax expense	1,361	2,768	(51%)	1,402	7,420	(81%)
Net (loss) income	$(13,648)	$(10,223)	34%	$712	$(4,193)	NM
Other financial information:
Billings(1)	$117,762	$98,870	19%	$263,575	$226,805	16%
Adjusted EBITDA(2)	$9,496	$5,749	65%	$46,456	$27,421	69%
Net cash provided by operating activities	$18,151	$5,365	238%	$54,722	$33,401	64%
Free cash flow(3)	$15,799	$4,479	253%	$49,331	$30,871	60%
NM	Not meaningful.
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

Three months ended June 30, 2021 and 2020

Revenue

Total revenue increased by $21.4 million, or 22%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software revenue	$99,558	$81,833	$17,725	22%
As a percent of software segment revenue	93%	94%
As a percent of consolidated revenue	83%	83%

The 22% increase in our software revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily the result of growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software related services revenue	$7,481	$5,444	$2,037	37%
As a percent of software segment revenue	7%	6%
As a percent of consolidated revenue	6%	6%

Software related services revenue increased 37% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily the result of an increase in customer demand for these services as businesses begin to recover from effects of COVID-19.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Client engineering services revenue	$10,268	$9,640	$628	7%
As a percent of consolidated revenue	9%	10%

CES revenue increased 7% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily the result of an increase in customer demand for these services as businesses begin to recover from the effects of COVID-19.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other revenue	$2,605	$1,644	$961	58%
As a percent of consolidated revenue	2%	2%

The 58% increase in other revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was due to increased unit sales by toggled, our LED lighting business.

Cost of revenue

 Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software revenue	$15,660	$11,353	$4,307	38%
As a percent of software revenue	16%	14%
As a percent of consolidated revenue	13%	12%

Cost of software revenue increased $4.3 million, or 38%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in the current year period was primarily attributable to increased employee compensation and related costs of $2.1 million as a result of an increased headcount and compensation in the current year. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions made in the second quarter of 2020. Stock-based compensation expense increased $0.7 million, hardware costs increased $0.5 million, cloud hosting and third-party royalty expense both increased $0.3 million in the current quarter.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software related services revenue	$5,731	$4,656	$1,075	23%
As a percent of software related services revenue	77%	86%
As a percent of consolidated revenue	5%	5%

Cost of software related services revenue increased 23% for the three months ended June 30, 2021, driven by the increase in revenue, as compared to the three months ended June 30, 2020. The increase in the current year expense was primarily attributable to increased employee compensation of $1.0 million. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions made in the second quarter of 2020.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of client engineering services revenue	$8,293	$7,789	$504	6%
As a percent of client engineering services revenue	81%	81%
As a percent of consolidated revenue	7%	8%

Cost of CES revenue increased 6% for the three months ended June 30, 2021, consistent with the increase in revenue, as compared to the three months ended June 30, 2020. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of other revenue	$2,262	$1,283	$979	76%
As a percent of other revenue	87%	78%
As a percent of consolidated revenue	2%	1%

Cost of other revenue increased 76%, for the three months ended June 30, 2021, consistent with the increase in revenue, as compared to the three months ended June 30, 2020, driven by hardware costs.

Gross profit

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Gross profit	$87,966	$73,480	$14,486	20%
As a percent of consolidated revenue	73%	75%

Gross profit increased by $14.5 million, or 20%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase in gross profit was primarily attributable to the increase in software revenue, partially offset by an increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Research and development	$38,757	$28,970	$9,787	34%
As a percent of consolidated revenue	32%	29%

Research and development expenses increased by $9.8 million, or 34%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Employee compensation and related expense increased $6.4 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions made in the second quarter of 2020. Stock-based compensation expense and cloud hosting expense increased $2.3 million and $0.7 million, respectively, and we incurred $0.6 million of restructuring expense in the three months ended June 30, 2021.

Sales and marketing

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Sales and marketing	$31,909	$25,806	$6,103	24%
As a percent of consolidated revenue	27%	26%

Sales and marketing expenses increased by $6.1 million, or 24%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Employee compensation and related expense increased $2.0 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions made in the second quarter of 2020. Stock-based compensation expense and advertising and trade show related expenses increased $2.4 million and $0.9 million, respectively, and we incurred $1.0 million of restructuring expense in the three months ended June 30, 2021.

General and administrative

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
General and administrative	$21,861	$20,248	$1,613	8%
As a percent of consolidated revenue	18%	21%

General and administrative expenses increased by $1.6 million, or 8%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Stock-based compensation expense increased $0.7 million, and professional fees increased $0.3 million in the current year.

Amortization of intangible assets

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Amortization of intangible assets	$4,615	$3,692	$923	25%
As a percent of consolidated revenue	4%	4%

Amortization of intangible assets increased by $0.9 million, or 25%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions.

Other operating income, net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other operating income, net	$(585)	$(944)	$(359)	(38%)
As a percent of consolidated revenue	(0%)	(1%)

Other operating income, net decreased $0.4 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This decrease was primarily the result of a $0.3 million decrease in grant income in the current quarter.

Interest expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Interest expense	$2,988	$2,843	$145	5%
As a percent of consolidated revenue	2%	3%

Interest expense increased $0.2 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, as a result of an increase in the amortization of the debt discount and issuance costs on our convertible notes.

Other expense (income), net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other expense (income), net	$708	$320	$388	121%
As a percent of consolidated revenue	1%	0%

Other expense (income), net increased by $0.4 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase in expense was primarily a result of a $0.3 million decrease in interest income in the current year period due to lower interest rates as compared to the prior year.

 Income tax expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Income tax expense	$1,361	$2,768	$(1,407)	(51)%

The effective tax rate was -11% and -37% for the three months ended June 30, 2021 and 2020 respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended June 30, 2021 and 2020, also includes net discrete expense of $1.2 million and $1.7 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Net loss	$(13,648)	$(10,223)	$(3,425)	34%

Net loss increased by $3.4 million for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase in net loss was primarily attributable to increased employee compensation and related expense, increased stock-based compensation expense, and restructuring charges in the current year, as described above, partially offset by an increase in revenue.

Six months ended June 30, 2021 and 2020

Revenue

Total revenue increased by $40.1 million, or 17%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software revenue	$229,099	$190,276	$38,823	20%
As a percent of software segment revenue	94%	94%
As a percent of consolidated revenue	85%	83%

The 20% increase in our software revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily the result of growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software related services revenue	$15,579	$12,378	$3,201	26%
As a percent of software segment revenue	6%	6%
As a percent of consolidated revenue	6%	5%

Software related services revenue increased 26% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily the result of an increase in customer demand for these services as businesses begin to recover from effects of COVID-19.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Client engineering services revenue	$20,945	$23,518	$(2,573)	(11%)
As a percent of consolidated revenue	8%	10%

CES revenue decreased 11% for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease is primarily a result of our CES customers response to COVID-19, including furloughed staff positions and reduced CES staff working hours beginning in the quarter ended June 30,2020.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other revenue	$4,452	$3,852	$600	16%
As a percent of consolidated revenue	2%	2%

The 16% increase in other revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily due to increased sales from toggled, our LED lighting business, in the second quarter of 2021.

Cost of revenue

 Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software revenue	$32,610	$27,331	$5,279	19%
As a percent of software revenue	14%	14%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased $5.3 million, or 19%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Employee compensation and related expense increased $1.7 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second quarter of 2020. Stock-based compensation expense increased $1.5 million, hardware costs increased $0.6 million, third-party consulting fees increased $0.5 million, and we incurred $0.8 million of restructuring expense in the six months ended June 30, 2020.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software related services revenue	$11,853	$10,145	$1,708	17%
As a percent of software related services revenue	76%	82%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue increased 17% for the six months ended June 30, 2021, driven by the increase in revenue, as compared to the six months ended June 30, 2020. The increase in the current year expense was primarily attributable to increased employee compensation of $1.7 million. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions made in the second quarter of 2020.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of client engineering services revenue	$17,181	$19,107	$(1,926)	(10%)
As a percent of client engineering services revenue	82%	81%
As a percent of consolidated revenue	6%	8%

Cost of CES revenue decreased 10% for the six months ended June 30, 2021, consistent with the decrease in revenue, as compared to the six months ended June 30, 2020. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of other revenue	$3,724	$2,995	$729	24%
As a percent of other revenue	84%	78%
As a percent of consolidated revenue	1%	1%

Cost of other revenue increased 24%, for the six months ended June 30, 2021, consistent with the increase in revenue, as compared to the six months ended June 30, 2020, driven by hardware costs.

Gross profit

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Gross profit	$204,707	$170,446	$34,261	20%
As a percent of consolidated revenue	76%	74%

Gross profit increased by $34.3 million, or 20%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase in gross profit was primarily attributable to the increase in software revenue combined with a relatively smaller increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Research and development	$77,033	$60,437	$16,596	27%
As a percent of consolidated revenue	29%	26%

Research and development expenses increased by $16.6 million, or 27%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Employee compensation and related expense increased $10.1 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second quarter of 2020. Stock-based compensation expense and cloud hosting expense increased $4.1 million and $1.3 million, respectively, and we incurred $1.7 million of restructuring expense in the six months ended June 30, 2020. These increases were partially offset by a reduction in travel costs.

Sales and marketing

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Sales and marketing	$63,979	$53,905	$10,074	19%
As a percent of consolidated revenue	24%	23%

Sales and marketing expenses increased by $10.1 million, or 19%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Employee compensation and related expense increased $4.8 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second quarter of 2020. Stock-based compensation expense increased $5.1 million, and we incurred restructuring expense of $1.9 million in the six months ended June 30, 2020. These increases were partially offset by a $1.6 million decrease in travel and marketing expense from suspension or reduction of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
General and administrative	$45,787	$42,594	$3,193	7%
As a percent of consolidated revenue	17%	19%

General and administrative expenses increased by $3.2 million, or 7%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Stock-based compensation expense increased $1.9 million, facilities costs increased $0.7 million, employee compensation and related expense increased $0.5 million, and we incurred restructuring expense of $0.5 million in the six months ended June 30, 2020. These increases were partially offset by a $0.6 million decrease in cloud hosting expense in the current year.

Amortization of intangible assets

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Amortization of intangible assets	$9,492	$7,532	$1,960	26%
As a percent of consolidated revenue	4%	3%

Amortization of intangible assets increased by $2.0 million, or 26%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions.

Other operating income, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other operating income, net	$(1,202)	$(1,835)	$(633)	(34%)
As a percent of consolidated revenue	(0%)	(1%)

Other operating income, net decreased $0.6 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This decrease was primarily the result of a $0.8 million decrease in grant income, partially offset by a $0.4 million decrease in credit loss expense in the current year.

Interest expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Interest expense	$5,961	$5,656	$305	5%
As a percent of consolidated revenue	2%	2%

Interest expense increased $0.3 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, as a result of an increase in the amortization of the debt discount costs on our convertible notes.

Other expense (income), net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other expense (income), net	$1,543	$(1,070)	$2,613	NM
As a percent of consolidated revenue	1%	(0%)

Other expense (income), net increased by $2.6 million for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase in expense was primarily a result of $1.7 million in losses from foreign currency fluctuations in the United States dollar relative to other functional currencies during the six months ended June 30, 2021, and a $0.9 million decrease in interest income in the current year due to lower interest rates as compared to the six months ended June 30, 2020.

 Income tax expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Income tax expense	$1,402	$7,420	$(6,018)	(81%)

The effective tax rate was 66% and 230% for the six months ended June 30, 2021 and 2020 respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the six months ended June 30, 2021 and 2020, also includes net discrete benefit of $2.4 million and net discrete expense of $3.7 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net income (loss)

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Net income (loss)	$712	$(4,193)	$4,905	NM

We generated net income of $0.7 million for the six months ended June 30, 2021 as compared, to a net loss of $4.2 million for the six months ended June 30, 2020. The $4.9 million increase in net income was primarily attributable to an increase in revenue and decrease in income tax expense, partially offset by increases in employee compensation and related expense, stock-based compensation expense, and restructuring charges in the current year, as described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Other financial data:
Billings	$117,762	$98,870	$263,575	$226,805
Adjusted EBITDA	$9,496	$5,749	$46,456	$27,421
Free Cash Flow	$15,799	$4,479	$49,331	$30,871

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$119,912	$98,561	$270,075	$230,024
Ending deferred revenue	88,579	80,348	88,579	80,348
Beginning deferred revenue	(90,729)	(80,039)	(95,079)	(83,567)
Billings	$117,762	$98,870	$263,575	$226,805

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net (loss) income	$(13,648)	$(10,223)	$712	$(4,193)
Income tax expense	1,361	2,768	1,402	7,420
Stock-based compensation expense	10,648	4,534	20,296	7,705
Interest expense	2,988	2,843	5,961	5,656
Depreciation and amortization	6,494	5,633	13,180	11,293
Restructuring expense	1,732	—	5,078	—
Special adjustments, interest income and other	(79)	194	(173)	(460)
Adjusted EBITDA	$9,496	$5,749	$46,456	$27,421

Free Cash Flow

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$54,722	$33,401
Capital expenditures	(5,391)	(2,530)
Free cash flow	$49,331	$30,871

Recurring software license rate

A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the six months ended June 30, 2021 and 2020, our recurring software license rate was 92% and 93%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of June 30, 2021, our principal sources of liquidity were $260.1 million in cash and cash equivalents and $150.0 million availability on our credit facility. We have outstanding debt in the form of convertible senior notes with a $230.0 million principal amount as of June 30, 2021.

For more than twenty trading days during thirty consecutive trading days ended June 30, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders, and the $193.9 million carrying amount of the convertible senior notes remains classified as a short-term liability as of June 30, 2021, which reduced our net working capital compared to the prior year. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. Conversion of the notes by noteholders may cause dilution to the ownership interests of existing stockholders.

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

As of June 30, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of June 30, 2021, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Cash flows

As of June 30, 2021, we had aggregate cash and cash equivalents of $260.1 million available for working capital purposes, acquisitions, and capital expenditures; $195.7 million of this aggregate amount was held in the United States and $57.5 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico and South America.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$54,722	$33,401
Net cash used in investing activities	(5,780)	(5,091)
Net cash (used in) provided by financing activities	(29,321)	267
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(847)	(1,148)
Net increase in cash, cash equivalents and restricted cash	$18,774	$27,429

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $54.7 million, which reflects an increase of $21.3 million compared to the six months ended June 30, 2020. This increase was the result of an increase in our net income and changes to our working capital position for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2021 was $5.8 million, which reflects an increase of $0.7 million compared to the six months ended June 30, 2020. The increase was primarily the result a $2.9 million increase in cash payments for capital expenditures in the current year, partially offset by a $2.3 million payment in the prior year for business acquisitions.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the six months ended June 30, 2021 was $29.6 million, compared to cash provided by financing activities of $0.3 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, we made a $30.0 million payment on our revolving credit facility.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $0.9 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

Contractual obligations and commitments

For more than twenty trading days during thirty consecutive trading days ended June 30, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of our convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders and the $193.9 million carrying amount of the convertible senior notes remained classified as a short-term liability. We may owe additional cash or shares to the note holders upon early conversion if our stock price exceeds $60.45 per share and we may experience dilution to the ownership interests of existing stockholders.

In January 2021, we repaid the $30.0 million outstanding balance on our revolving credit facility. There were no other material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance sheet arrangements

Through June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of June 30, 2021, we had cash, cash equivalents and restricted cash of $260.3 million, consisting primarily of bank deposits and money market funds. As of June 30, 2021, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company is subject to legal proceedings for which there were no material changes during the six months ended June 30, 2021.

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

ALTAIR ENGINEERING INC.

Date: August 5, 2021	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2021
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)