Form 10-Q
period 2021-09-30
Altair Engineering Inc.
filed 2021-11-04
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On October 18, 2021, there were 50,789,524 shares of the registrant’s Class A common stock outstanding and 28,056,813 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$455,858	$241,221
Accounts receivable, net	88,701	117,878
Income tax receivable	8,929	6,736
Prepaid expenses and other current assets	26,017	21,100
Total current assets	579,505	386,935
Property and equipment, net	38,711	36,332
Operating lease right of use assets	30,916	33,526
Goodwill	268,888	264,481
Other intangible assets, net	61,540	76,114
Deferred tax assets	8,221	7,125
Other long-term assets	26,702	25,389
TOTAL ASSETS	$1,014,483	$829,902
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$29,962
Accounts payable	4,900	8,594
Accrued compensation and benefits	35,999	34,772
Current portion of operating lease liabilities	10,342	10,331
Other accrued expenses and current liabilities	24,721	31,404
Deferred revenue	75,138	85,691
Convertible senior notes, net	196,796	—
Total current liabilities	347,896	200,754
Convertible senior notes, net	—	188,300
Operating lease liabilities, net of current portion	21,610	24,323
Deferred revenue, non-current	9,290	9,388
Other long-term liabilities	32,641	27,767
TOTAL LIABILITIES	411,437	450,532
Commitments and contingencies
MEZZANINE EQUITY	784	784
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 50,558 and 44,216 shares as of September 30, 2021, and December 31, 2020, respectively	5	4
Class B common stock, authorized 41,203 shares, issued and outstanding 28,206 and 30,111 shares as of September 30, 2021, and December 31, 2020, respectively	3	3
Additional paid-in capital	711,082	474,669
Accumulated deficit	(100,690)	(93,293)
Accumulated other comprehensive loss	(8,138)	(2,797)
TOTAL STOCKHOLDERS’ EQUITY	602,262	378,586
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$1,014,483	$829,902

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue
License	$67,603	$55,023	$230,630	$183,584
Maintenance and other services	34,686	32,787	100,758	94,502
Total software	102,289	87,810	331,388	278,086
Software related services	7,650	6,170	23,229	18,548
Total software and related services	109,939	93,980	354,617	296,634
Client engineering services	10,060	10,868	31,005	34,386
Other	1,308	1,608	5,760	5,460
Total revenue	121,307	106,456	391,382	336,480
Cost of revenue
License	4,694	4,477	13,706	12,851
Maintenance and other services	11,770	9,626	35,368	28,583
Total software	16,464	14,103	49,074	41,434
Software related services	5,707	4,996	17,560	15,141
Total software and related services	22,171	19,099	66,634	56,575
Client engineering services	7,982	8,510	25,163	27,617
Other	1,348	1,427	5,072	4,422
Total cost of revenue	31,501	29,036	96,869	88,614
Gross profit	89,806	77,420	294,513	247,866
Operating expenses:
Research and development	35,839	30,678	112,872	91,115
Sales and marketing	30,589	26,998	94,568	80,903
General and administrative	22,196	20,905	67,983	63,499
Amortization of intangible assets	4,432	3,858	13,924	11,390
Other operating income, net	(1,324)	(1,596)	(2,526)	(3,431)
Total operating expenses	91,732	80,843	286,821	243,476
Operating (loss) income	(1,926)	(3,423)	7,692	4,390
Interest expense	3,037	2,934	8,998	8,590
Other expense (income), net	124	(782)	1,667	(1,852)
Loss before income taxes	(5,087)	(5,575)	(2,973)	(2,348)
Income tax expense	3,022	2,930	4,424	10,350
Net loss	$(8,109)	$(8,505)	$(7,397)	$(12,698)
Loss per share:
Net loss per share attributable to common stockholders, basic	$(0.11)	$(0.12)	$(0.10)	$(0.17)
Net loss per share attributable to common stockholders, diluted	$(0.11)	$(0.12)	$(0.10)	$(0.17)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic	75,750	73,311	75,226	72,979
Weighted average number of shares used in computing net loss per share, diluted	75,750	73,311	75,226	72,979

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(8,109)	$(8,505)	$(7,397)	$(12,698)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(4,350)	4,572	(5,685)	(446)
Retirement related benefit plans (net of tax effect of $0 for all periods)	117	(58)	344	110
Total other comprehensive income (loss)	(4,233)	4,514	(5,341)	(336)
Comprehensive loss	$(12,342)	$(3,991)	$(12,738)	$(13,034)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of January 1, 2021	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net income	—	—	—	—	—	14,360	—	14,360
Exercise of stock options	490	—	—	—	271	—	—	271
Vesting of restricted stock	278	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,644	—	—	9,644
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,975)	(3,975)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	143	143
Balance as of March 31, 2021	45,494	4	29,601	3	484,584	(78,933)	(6,629)	399,029
Net loss	—	—	—	—	—	(13,648)	—	(13,648)
Exercise of stock options	334	—	—	—	614	—	—	614
Vesting of restricted stock	54	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,626	—	—	10,626
Foreign currency translation, net of tax	—	—	—	—	—	—	2,640	2,640
Retirement related benefit plans, net of tax	—	—	—	—	—	—	84	84
Balance as of June 30, 2021	46,392	4	29,091	3	495,824	(92,581)	(3,905)	399,345
Net loss	—	—	—	—	—	(8,109)	—	(8,109)
Issuance of common stock in private placement, net of issuance costs	2,936	1	—	—	199,871	—	—	199,872
Issuance of common stock for acquisitions	53	—	—	—	3,280	—	—	3,280
Exercise of stock options	264	—	—	—	1,174	—	—	1,174
Vesting of restricted stock	28	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	885	—	(885)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,933	—	—	10,933
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,350)	(4,350)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	117	117
Balance as of September 30, 2021	50,558	$5	28,206	$3	$711,082	$(100,690)	$(8,138)	$602,262

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of January 1, 2020	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net income	—	—	—	—	—	6,030	—	6,030
Exercise of stock options	285	—	—	—	194	—	—	194
Vesting of restricted stock	143	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,043	—	—	3,043
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,578)	(7,578)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	137	137
Balance as of March 31, 2020	41,779	4	31,051	3	449,870	(76,763)	(16,969)	356,145
Net loss	—	—	—	—	—	(10,223)	—	(10,223)
Exercise of stock options	197	—	—	—	283	—	—	283
Vesting of restricted stock	52	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	80	—	(80)	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,586	—	—	4,586
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	2,560	2,560
Retirement related benefit plans, net of tax	—	—	—	—	—	—	31	31
Balance as of June 30, 2020	42,108	4	30,971	3	456,307	(86,986)	(14,378)	354,950
Net loss	—	—	—	—	—	(8,505)	—	(8,505)
Issuance of common stock for acquisitions	40	—	—	—	1,638	—	—	1,638
Exercise of stock options	328	—	—	—	618	—	—	618
Vesting of restricted stock	14	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	380	—	(380)	—	-	—	—	—
Stock-based compensation	—	—	—	—	6,240	—	—	6,240
Foreign currency translation, net of tax	—	—	—	—	—	—	4,572	4,572
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(58)	(58)
Balance as of September 30, 2020	42,870	$4	$30,591	$3	$464,803	$(95,491)	$(9,864)	$359,455

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
OPERATING ACTIVITIES:
Net loss	$(7,397)	$(12,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,355	16,916
Provision for credit loss	330	930
Amortization of debt discount and issuance costs	8,513	8,067
Stock-based compensation expense	31,229	13,939
Deferred income taxes	(510)	(5,441)
Other, net	40	13
Changes in assets and liabilities:
Accounts receivable	26,770	16,213
Prepaid expenses and other current assets	(7,612)	(1,055)
Other long-term assets	(5,018)	867
Accounts payable	(2,432)	(3,321)
Accrued compensation and benefits	481	1,274
Other accrued expenses and current liabilities	483	(5,873)
Deferred revenue	(8,638)	(2,452)
Net cash provided by operating activities	55,594	27,379
INVESTING ACTIVITIES:
Capital expenditures	(6,811)	(4,006)
Payments for acquisition of businesses, net of cash acquired	(5,472)	(32,279)
Payments for acquisition of developed technology	(344)	(433)
Other investing activities, net	(284)	152
Net cash used in investing activities	(12,911)	(36,566)
FINANCING ACTIVITIES:
Proceeds from private placement of common stock	200,000	—
Payments on revolving commitment	(30,000)	—
Proceeds from employee stock purchase plan contributions	2,110	—
Proceeds from the exercise of common stock options	2,059	1,094
Borrowings under revolving commitment	—	30,000
Other financing activities	(434)	(401)
Net cash provided by financing activities	173,735	30,693
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,951)	676
Net increase in cash, cash equivalents and restricted cash	214,467	22,182
Cash, cash equivalents and restricted cash at beginning of year	241,547	223,497
Cash, cash equivalents and restricted cash at end of period	$456,014	$245,679
Supplemental disclosure of cash flow:
Interest paid	$344	$320
Income taxes paid	$8,077	$12,142
Supplemental disclosure of non-cash investing and financing activities:
Finance leases	$—	$117
Property and equipment in accounts payable, other current liabilities and other liabilities	$480	$208

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2021, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
3.	Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Term licenses	$55,907	$47,386	$198,465	$160,027
Perpetual licenses	11,696	7,637	32,165	23,557
Maintenance	31,296	29,374	91,539	86,467
Professional software services	3,390	3,413	9,219	8,035
Software related services	7,650	6,170	23,229	18,548
Client engineering services	10,060	10,868	31,005	34,386
Other	1,308	1,608	5,760	5,460
Total revenue	$121,307	$106,456	$391,382	$336,480

The Company derived approximately 12% and 11% of its total revenue through indirect sales channels for the nine months ended September 30, 2021 and 2020, respectively.

Costs to obtain a contract

As of September 30, 2021, and December 31, 2020, respectively, capitalized costs to obtain a contract were $5.3 million and $3.7 million recorded in Prepaid and other current assets and $0.5 million and $0.6 million recorded in Other long-term assets. Sales commissions were $2.4 million and $5.9 million, respectively, for the three and nine months ended September 30, 2021, and $2.0 million and $3.6 million, respectively for the three and nine months ended September 30, 2020. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of September 30, 2021, contract assets were $5.8 million included in Accounts receivable, and $2.9 million included in Prepaid expenses and other current assets. As of December 31, 2020, contract assets were $6.7 million included in Accounts receivable, $1.4 million included in Prepaid expenses and other current assets, and $1.3 million included in Other long-term assets.

Deferred revenue

Approximately $71.8 million of revenue recognized during the nine months ended September 30, 2021, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $121.1 million and $120.3 million as of September 30, 2021 and 2020, respectively. The Company expects to recognize approximately 83% of the contracted revenue over the next 12 months and the remainder thereafter.

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$455,858	$241,221
Restricted cash included in other long-term assets	156	326
Total cash, cash equivalents, and restricted cash	$456,014	$241,547

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Land	$9,896	$10,067
Building and improvements	15,722	15,630
Computer equipment and software	44,182	41,451
Furniture, equipment and other	13,463	10,136
Leasehold improvements	9,870	9,652
Right-of-use assets under finance leases	2,564	2,665
Total property and equipment	95,697	89,601
Less: accumulated depreciation and amortization	56,986	53,269
Property and equipment, net	$38,711	$36,332

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.7 million and $5.4 million, respectively, for the three and nine months ended September 30, 2021, and $1.7 million and $5.5 million, respectively, for the three and nine months ended September 30, 2020.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Income taxes payable	$4,367	$7,250
Accrued VAT	3,625	6,604
Accrued professional fees	3,577	3,156
Accrued royalties	2,263	2,009
Defined contribution plan liabilities	1,565	1,660
Obligations for acquisition of businesses	1,502	1,957
Insurance reserves	1,034	843
Other current liabilities	6,788	7,925
Total	$24,721	$31,404

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2021	2020
Pension and other post retirement liabilities	$15,226	$14,497
Deferred tax liabilities	8,138	8,028
Other long-term liabilities	9,277	5,242
Total	$32,641	$27,767

Private placement financing

In September 2021, the Company issued 2,935,564 shares of its Class A common stock in a private placement to Matrix Capital Management Company LP, for aggregate proceeds of $200.0 million. Per the terms of the agreement, the shares are subject to a one-year lockup period.

The Company expects to use the proceeds for general corporate purposes.

The securities issued in the private placement have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other applicable jurisdiction’s securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state or other jurisdictions’ securities laws. The Company has agreed to have a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) registering the resale of the shares of common stock issued in the private placement declared or deemed effective by the SEC no later than the one-year anniversary after the closing of the private placement.

Restructuring expense

During the first quarter of 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $(0.1) million and $5.0 million for the three and nine months ended September 30, 2021, respectively. The Company expects remaining costs will be immaterial, and all amounts will be paid in 2021. The restructuring costs are attributable primarily to the Software reportable segment.

Restructuring expense was recorded as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Cost of revenue – maintenance and other services	$36	$866
Cost of revenue – software related services	(46)	60
Research and development	(24)	1,721
Sales and marketing	(90)	1,836
General and administrative	—	471
Total restructuring expense	$(124)	$4,954

Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Foreign exchange loss (gain)	$226	$(691)	$1,942	$(723)
Interest income and other	(102)	(91)	(275)	(1,129)
Other expense (income), net	$124	$(782)	$1,667	$(1,852)

5.	Business combinations

S-FRAME

In August 2021, the Company acquired all of the outstanding capital stock of S-FRAME Software Inc. (“S-FRAME”), a structural analysis software platform used by engineers to evaluate a structure’s ability to withstand external loads (like wind, water, and snow) and meet design code requirements around the world. S-FRAME’s finite element structural analysis and code support complements the Company’s high-fidelity structural optimization solutions. S-FRAME is based in British Columbia, Canada and serves a global client base. The financial results of S-FRAME have been included in the Company’s consolidated financial statements since August 2021, the acquisition date.

The acquisition will be accounted for as a business combination under the acquisition method of accounting. As of September 30, 2021, the book value of assets acquired and liabilities assumed were reported in the Company’s consolidated balance sheet. The remaining purchase price has been recorded in goodwill in the consolidated balance sheet pending fair value allocation.

The preliminary estimated fair values of assets acquired and liabilities assumed, and identifiable intangible assets, are subject to change as additional information is received and the fair value allocation is finalized. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill.

Other

The allocation of fair value of purchase consideration for the Company’s 2020 acquisitions were finalized as of September 30, 2021. There were no changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.
6.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of January 1, 2021	$264,481
Acquisitions	$8,550
Effects of foreign currency translation and other	(4,143)
Balance as of September 30, 2021	$268,888

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,170	$46,983	$31,187
Customer relationships	7-10 years	39,739	20,582	19,157
Other intangibles	4-10 years	342	125	217
Total definite-lived intangible assets		118,251	67,690	50,561
Indefinite-lived intangible assets:
Trade names		10,979		10,979
Total other intangible assets		$129,230	$67,690	$61,540

	December 31, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,841	$37,651	$41,190
Customer relationships	7-10 years	40,207	16,673	23,534
Other intangibles	4-10 years	344	84	260
Total definite-lived intangible assets		119,392	54,408	64,984
Indefinite-lived intangible assets:
Trade names		11,130		11,130
Total other intangible assets		$130,522	$54,408	$76,114

Amortization expense related to intangible assets was $4.4 million and $13.9 million for the three and nine months ended September 30, 2021, respectively, and $3.9 million and $11.4 million for the three and nine months ended September 30, 2020.
7.	Debt

The carrying value of debt was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Convertible senior notes	$230,000	$230,000
Revolving credit facility	—	30,000
Total debt	230,000	260,000
Less: unamortized debt discount	29,616	37,190
Less: unamortized debt issuance costs	3,588	4,548
Less: current portion of convertible senior notes, net	196,796	188,300
Less: current portion of other long-term debt	—	29,962
Long-term debt, net of current portion	$—	$—

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

For more than twenty trading days during the thirty consecutive trading days ended September 30, 2021, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of September 30, 2021. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The Company may settle the Convertible Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election. The Company intends to settle the principal amount of the Convertible Notes in cash and the conversion spread in shares. As of September 30, 2021, the “if converted value” exceeded the principal amount of the Convertible Notes by $111.1 million.

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	September 30,	December 31,
	2021	2020
Principal	$230,000	$230,000
Less: unamortized debt discount	29,616	37,190
Less: unamortized debt issuance costs	3,588	4,510
Net carrying amount	$196,796	$188,300

The net carrying value of the equity component of the Convertible Notes was $50.0 million as of both September 30, 2021 and December 31, 2020.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$143	$143	$431	$431
Amortization of debt issuance costs and discount	2,871	2,720	8,496	8,050
Total	$3,014	$2,863	$8,927	$8,481

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

As of September 30, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $150.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of September 30, 2021, the fair value of the Convertible Notes was $356.7 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 7. – Debt.

9.   Stock-based compensation

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 14,622,416 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of January 1, 2021	1,154,936
Granted	338,270
Vested	(359,773)
Forfeited	(69,801)
Outstanding as of September 30, 2021	1,063,632

The weighted average grant date fair value of the RSUs was $62.92 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2021, totaled $37.2 million, and is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2021	4,203,482	$45.68	9.7
Granted	221,153	$61.11
Exercised	(20,681)	$41.96
Forfeited	(182,471)	$47.08
Outstanding as of September 30, 2021	4,221,483	$46.44	8.9
Exercisable as of September 30, 2021	21,792	$31.85	8.2	$0.8

The total intrinsic value of the 2017 Plan stock options exercised during the nine months ended September 30, 2021, was $0.6 million.

2021 Employee Stock Purchase Plan

The Board of Directors adopted the 2021 Employee Stock Purchase Plan (“ESPP”) on February 16, 2021, which was subsequently approved by our stockholders and became effective on June 2, 2021. The maximum number of shares available for issuance under the ESPP is 3,200,000 shares of the Company’s Class A common stock.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

Each offering period will last a number of months determined by the plan administrator, up to a maximum of 27 months. The initial offering period began on July 15, 2021, and will end on January 14, 2022, and new offering periods are expected to begin on each January 15 and July 15 thereafter, unless modified by the plan administrator. The ESPP allows participants to purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation or $25,000, whichever is lower, and subject to limitations under Section 423 of the Internal Revenue Code. The plan administrator has limited participant contributions to $1,000 per month to prevent prejudicial advantages to higher compensated employees. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date.

As of September 30, 2021, $2.1 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to the ESPP for the three or nine months ended September 30, 2021.  The Company recognized $0.5 million of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2021.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue – maintenance and other services	$1,411	$684	$3,791	$1,602
Research and development	3,894	2,428	11,223	5,686
Sales and marketing	3,673	1,949	10,800	3,949
General and administrative	1,955	1,173	5,415	2,702
Total stock-based compensation expense	$10,933	$6,234	$31,229	$13,939

10.	Net loss per share

Basic net income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, restricted stock units (“RSUs”), and ESPP shares. Diluted net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options and RSUs under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(8,109)	$(8,505)	$(7,397)	$(12,698)
Denominator:
Denominator for basic loss per share— weighted average shares	75,750	73,311	75,226	72,979
Effect of dilutive securities, stock options and RSUs	—	—	—	—
Denominator for dilutive loss per share	75,750	73,311	75,226	72,979
Net loss per share attributable to common stockholders, basic	$(0.11)	$(0.12)	$(0.10)	$(0.17)
Net loss per share attributable to common stockholders, diluted	$(0.11)	$(0.12)	$(0.10)	$(0.17)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options and ESPP	3,634	3,686	3,699	5,128
Convertible shares	1,680	—	1,420	—
Total shares excluded from calculation	5,314	3,686	5,119	5,128

11.	Income taxes

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2021 and 2020, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense	$3,022	$2,930	$4,424	$10,350
Effective tax rate	(59%)	(53%)	(149%)	(441%)

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020, also includes net discrete benefit of $1.2 million and net discrete expense of $5.3 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

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

12.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of January 1, 2021	$854	$(3,651)	$(2,797)
Other comprehensive loss before reclassification	(5,685)	154	(5,531)
Amounts reclassified from accumulated other comprehensive loss	—	190	190
Tax effects	—	—	—
Other comprehensive (loss) income	(5,685)	344	(5,341)
Balance as of September 30, 2021	$(4,831)	$(3,307)	$(8,138)

13.	Commitments and contingencies

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

The following tables are in thousands:

Three Months Ended September 30, 2021	Software	CES	All other	Total
Revenue	$109,939	$10,060	$1,308	$121,307
Adjusted EBITDA	$14,103	$1,408	$(679)	$14,832

Three Months Ended September 30, 2020	Software	CES	All other	Total
Revenue	$93,980	$10,868	$1,608	$106,456
Adjusted EBITDA	$7,071	$1,607	$(503)	$8,175

Nine Months Ended September 30, 2021	Software	CES	All other	Total
Revenue	$354,617	$31,005	$5,760	$391,382
Adjusted EBITDA	$58,957	$3,630	$(1,299)	$61,288

Nine Months Ended September 30, 2020	Software	CES	All other	Total
Revenue	$296,634	$34,386	$5,460	$336,480
Adjusted EBITDA	$32,637	$4,086	$(1,127)	$35,596

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to U.S. GAAP (loss) income before income taxes:
Adjusted EBITDA	$14,832	$8,175	$61,288	$35,596
Stock-based compensation expense	(10,933)	(6,234)	(31,229)	(13,939)
Interest expense	(3,037)	(2,934)	(8,998)	(8,590)
Depreciation and amortization	(6,175)	(5,623)	(19,355)	(16,916)
Restructuring expense	124	—	(4,954)	—
Special adjustments, interest income and other (1)	102	1,041	275	1,501
Loss before income taxes	$(5,087)	$(5,575)	$(2,973)	$(2,348)
(1)

Included in 2020 are a) $1.0 million of proceeds from settlements related to an historical acquisition for both the three and nine months ended September 30, 2020, and b) $0.6 million of severance expense for the nine-months ended September 30, 2020.

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

Results of operations

Comparison of the three and nine months ended September 30, 2021 and 2020

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands)	2021	2020	%	2021	2020	%
Revenue:
Software	$102,289	$87,810	16%	$331,388	$278,086	19%
Software related services	7,650	6,170	24%	23,229	18,548	25%
Total software and related services	109,939	93,980	17%	354,617	296,634	20%
Client engineering services	10,060	10,868	(7%)	31,005	34,386	(10%)
Other	1,308	1,608	(19%)	5,760	5,460	5%
Total revenue	121,307	106,456	14%	391,382	336,480	16%
Cost of revenue:
Software	16,464	14,103	17%	49,074	41,434	18%
Software related services	5,707	4,996	14%	17,560	15,141	16%
Total software and related services	22,171	19,099	16%	66,634	56,575	18%
Client engineering services	7,982	8,510	(6%)	25,163	27,617	(9%)
Other	1,348	1,427	(6%)	5,072	4,422	15%
Total cost of revenue	31,501	29,036	8%	96,869	88,614	9%
Gross profit	89,806	77,420	16%	294,513	247,866	19%
Operating expenses:
Research and development	35,839	30,678	17%	112,872	91,115	24%
Sales and marketing	30,589	26,998	13%	94,568	80,903	17%
General and administrative	22,196	20,905	6%	67,983	63,499	7%
Amortization of intangible assets	4,432	3,858	15%	13,924	11,390	22%
Other operating income, net	(1,324)	(1,596)	(17%)	(2,526)	(3,431)	(26%)
Total operating expenses	91,732	80,843	13%	286,821	243,476	18%
Operating (loss) income	(1,926)	(3,423)	(44%)	7,692	4,390	75%
Interest expense	3,037	2,934	4%	8,998	8,590	5%
Other expense (income), net	124	(782)	NM	1,667	(1,852)	NM
Loss before income taxes	(5,087)	(5,575)	(9%)	(2,973)	(2,348)	27%
Income tax expense	3,022	2,930	3%	4,424	10,350	(57%)
Net loss	$(8,109)	$(8,505)	(5%)	$(7,397)	$(12,698)	(42%)
Other financial information:
Billings(1)	$117,156	$107,652	9%	$380,731	$334,457	14%
Adjusted EBITDA(2)	$14,832	$8,175	81%	$61,288	$35,596	72%
Net cash provided by operating activities	$872	$(6,022)	(114%)	$55,594	$27,379	103%
Free cash flow(3)				$48,783	$23,373	109%
NM	Not meaningful.
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

Three months ended September 30, 2021 and 2020

Revenue

Total revenue increased by $14.9 million, or 14%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software revenue	$102,289	$87,810	$14,479	16%
As a percent of software segment revenue	93%	93%
As a percent of consolidated revenue	84%	82%

The 16% increase in our software revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily the result of growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software related services revenue	$7,650	$6,170	$1,480	24%
As a percent of software segment revenue	7%	7%
As a percent of consolidated revenue	6%	6%

Software related services revenue increased 24% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily the result of an increase in customer demand for these services as businesses begin to recover from effects of COVID-19.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Client engineering services revenue	$10,060	$10,868	$(808)	(7%)
As a percent of consolidated revenue	8%	10%

CES revenue decreased 7% for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This decrease was primarily the result of fluctuations in customer demand for these services as businesses respond to the effects of COVID-19.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other revenue	$1,308	$1,608	$(300)	(19%)
As a percent of consolidated revenue	1%	2%

The 19% decrease in other revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was due to decreased unit sales and selling price by toggled, our LED lighting business.

Cost of revenue

 Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software revenue	$16,464	$14,103	$2,361	17%
As a percent of software revenue	16%	16%
As a percent of consolidated revenue	14%	13%

Cost of software revenue increased $2.4 million, or 17%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in the current year period was primarily attributable to increased employee compensation and related costs of $1.1 million. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions in the third quarter of 2020. Stock-based compensation expense increased $0.7 million and third-party royalty expense increased $0.4 million in the current quarter.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software related services revenue	$5,707	$4,996	$711	14%
As a percent of software related services revenue	75%	81%
As a percent of consolidated revenue	5%	5%

Cost of software related services revenue increased 14% for the three months ended September 30, 2021, driven by the increase in revenue, as compared to the three months ended September 30, 2020. The increase in the current year expense was primarily attributable to increased employee compensation of $0.8 million. Employee compensation was lower in the prior year quarter as a result of temporary compensation reductions in the third quarter of 2020.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of client engineering services revenue	$7,982	$8,510	$(528)	(6%)
As a percent of client engineering services revenue	79%	78%
As a percent of consolidated revenue	7%	8%

Cost of CES revenue decreased 6% for the three months ended September 30, 2021, consistent with the decrease in revenue, as compared to the three months ended September 30, 2020. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of other revenue	$1,348	$1,427	$(79)	(6%)
As a percent of other revenue	103%	89%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 6%, for the three months ended September 30, 2021, consistent with the decrease in revenue, as compared to the three months ended September 30, 2020. The decrease in hardware costs as a result of lower sales were partially offset by an increase in shipping costs in the current quarter as compared to the three months ended September 30, 2020.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Gross profit	$89,806	$77,420	$12,386	16%
As a percent of consolidated revenue	74%	73%

Gross profit increased by $12.4 million, or 16%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase in gross profit was primarily attributable to the increase in software revenue, partially offset by an increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Research and development	$35,839	$30,678	$5,161	17%
As a percent of consolidated revenue	30%	29%

Research and development expenses increased by $5.2 million, or 17%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Employee compensation and related expense increased $3.0 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions in the third quarter of 2020. Stock-based compensation expense increased $1.5 million and cloud hosting expense increased $1.0 million for the three months ended September 30, 2021.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Sales and marketing	$30,589	$26,998	$3,591	13%
As a percent of consolidated revenue	25%	25%

Sales and marketing expenses increased by $3.6 million, or 13%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Stock-based compensation expense increased $1.7 million, employee compensation and related expense increased $1.2 million, and advertising and trade show related expenses increased $0.6 million for the three months ended September 30, 2021. Employee compensation was lower in the prior year as a result of temporary compensation reductions in the third quarter of 2020.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
General and administrative	$22,196	$20,905	$1,291	6%
As a percent of consolidated revenue	18%	20%

General and administrative expenses increased by $1.3 million, or 6%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Stock-based compensation expense increased $0.8 million, and employee compensation and related expense increased $0.6 million in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions in the third quarter of 2020.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Amortization of intangible assets	$4,432	$3,858	$574	15%
As a percent of consolidated revenue	4%	4%

Amortization of intangible assets increased by $0.6 million, or 15%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other operating income, net	$(1,324)	$(1,596)	$(272)	(17%)
As a percent of consolidated revenue	(1%)	(1%)

Other operating income, net decreased $0.3 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The decrease in income is a result of a $1.0 million gain recognized in the prior year quarter from settlements related to a historical acquisition, partially offset by an increase in grant income for the three months ended September 30, 2021.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Interest expense	$3,037	$2,934	$103	4%
As a percent of consolidated revenue	3%	3%

Interest expense increased $0.1 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, as a result of an increase in the amortization of the debt discount on our convertible notes.

Other expense (income), net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other expense (income), net	$124	$(782)	$906	NM
As a percent of consolidated revenue	0%	(1%)

Other expense (income), net increased by $0.9 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in expense was primarily a result of $0.9 million in losses from foreign currency fluctuations in the United States dollar relative to other functional currencies during the three months ended September 30, 2021.

 Income tax expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Income tax expense	$3,022	$2,930	$92	3%

The effective tax rate was -59% and -53% for the three months ended September 30, 2021 and 2020 respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended September 30, 2021 and 2020, also includes net discrete expense of $1.2 million and $1.6 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Net loss	$(8,109)	$(8,505)	$396	(5%)

Net loss decreased by $0.4 million for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This decrease in net loss was primarily attributable to an increase in revenue, offset by increased employee compensation and related expense and increased stock-based compensation expense in the current year, as described above.

Nine months ended September 30, 2021 and 2020

Revenue

Total revenue increased by $54.9 million, or 16%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software revenue	$331,388	$278,086	$53,302	19%
As a percent of software segment revenue	93%	94%
As a percent of consolidated revenue	85%	83%

The 19% increase in our software revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily the result of growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Software related services revenue	$23,229	$18,548	$4,681	25%
As a percent of software segment revenue	7%	6%
As a percent of consolidated revenue	6%	6%

Software related services revenue increased 25% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily the result of an increase in customer demand for these services as businesses begin to recover from effects of COVID-19.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Client engineering services revenue	$31,005	$34,386	$(3,381)	(10%)
As a percent of consolidated revenue	8%	10%

CES revenue decreased 10% for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease is primarily a result of our CES customers response to COVID-19, including furloughed staff positions and reduced CES staff working hours beginning in the second quarter of 2020.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other revenue	$5,760	$5,460	$300	5%
As a percent of consolidated revenue	1%	2%

The 5% increase in other revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to increased sales from toggled, our LED lighting business, in the second quarter of 2021.

Cost of revenue

 Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software revenue	$49,074	$41,434	$7,640	18%
As a percent of software revenue	15%	15%
As a percent of consolidated revenue	13%	12%

Cost of software revenue increased $7.6 million, or 18%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Employee compensation and related expense increased $2.9 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Stock-based compensation expense increased $2.2 million, third-party consulting fees increased $0.7 million, and hardware costs and cloud hosting expense both increased $0.4 million. Additionally, we incurred $0.9 million of restructuring expense in the nine months ended September 30, 2021.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of software related services revenue	$17,560	$15,141	$2,419	16%
As a percent of software related services revenue	76%	82%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue increased 16% for the nine months ended September 30, 2021, driven by the increase in revenue, as compared to the nine months ended September 30, 2020. The increase in the current year expense was primarily attributable to increased employee compensation of $2.4 million. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of client engineering services revenue	$25,163	$27,617	$(2,454)	(9%)
As a percent of client engineering services revenue	81%	80%
As a percent of consolidated revenue	6%	8%

Cost of CES revenue decreased 9% for the nine months ended September 30, 2021, consistent with the decrease in revenue, as compared to the nine months ended September 30, 2020. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Cost of other revenue	$5,072	$4,422	$650	15%
As a percent of other revenue	88%	81%
As a percent of consolidated revenue	1%	1%

Cost of other revenue increased 15%, for the nine months ended September 30, 2021, consistent with the increase in revenue, as compared to the nine months ended September 30, 2020, driven by hardware costs and shipping fees.

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Gross profit	$294,513	$247,866	$46,647	19%
As a percent of consolidated revenue	75%	74%

Gross profit increased by $46.6 million, or 19%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase in gross profit was primarily attributable to the increase in software revenue combined with a relatively smaller increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Research and development	$112,872	$91,115	$21,757	24%
As a percent of consolidated revenue	29%	27%

Research and development expenses increased by $21.8 million, or 24%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Employee compensation and related expense increased $13.2 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Stock-based compensation expense and cloud hosting expense increased $5.5 million and $2.2 million, respectively, and we incurred $1.7 million of restructuring expense in the nine months ended September 30, 2021. These increases were partially offset by a reduction in travel costs and consulting expense.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Sales and marketing	$94,568	$80,903	$13,665	17%
As a percent of consolidated revenue	24%	24%

Sales and marketing expenses increased by $13.7 million, or 17%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Stock-based compensation expense increased $6.9 million, and employee compensation and related expense increased $6.0 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Additionally, we incurred restructuring expense of $1.8 million in the nine months ended September 30, 2021. These increases were partially offset by a $0.9 million decrease in travel and marketing expense from suspension or reduction of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
General and administrative	$67,983	$63,499	$4,484	7%
As a percent of consolidated revenue	17%	19%

General and administrative expenses increased by $4.5 million, or 7%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Stock-based compensation expense increased $2.7 million, and employee compensation and related expense increased $1.1 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Facilities costs increased $0.8 million, and we incurred restructuring expense of $0.5 million in the nine months ended September 30, 2021. These increases were partially offset by a $1.2 million decrease in cloud hosting expense in the current year.

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Amortization of intangible assets	$13,924	$11,390	$2,534	22%
As a percent of consolidated revenue	4%	3%

Amortization of intangible assets increased by $2.5 million, or 22%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions.

Other operating income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other operating income, net	$(2,526)	$(3,431)	$(905)	(26%)
As a percent of consolidated revenue	(1%)	(1%)

Other operating income, net decreased $0.9 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The prior year period includes a $1.0 million gain recognized from settlements related to a historical acquisition.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Interest expense	$8,998	$8,590	$408	5%
As a percent of consolidated revenue	2%	3%

Interest expense increased $0.4 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, as a result of an increase in the amortization of the debt discount costs on our convertible notes.

Other expense (income), net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Other expense (income), net	$1,667	$(1,852)	$3,519	NM
As a percent of consolidated revenue	0%	(1%)

Other expense (income), net increased by $3.5 million for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase in expense was primarily a result of $2.7 million in losses from foreign currency fluctuations in the United States dollar relative to other functional currencies during the nine months ended September 30, 2021, and a $0.9 million decrease in interest income in the current year due to lower interest rates as compared to the nine months ended September 30, 2020.

 Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Income tax expense	$4,424	$10,350	$(5,926)	(57%)

The effective tax rate was -149% and -441% for the nine months ended September 30, 2021 and 2020 respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the nine months ended September 30, 2021 and 2020, also includes net discrete benefit of $1.2 million and net discrete expense of $5.3 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2021	2020	$	%
Net loss	$(7,397)	$(12,698)	$5,301	(42%)

Net loss decreased by $5.3 million for the nine months ended September 30, 2021 as compared, to the nine months ended September 30, 2020. The decrease in net loss was primarily attributable to an increase in revenue, partially offset by increases in stock-based compensation expense, employee compensation and related expense, and restructuring charges in the current year, as described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Other financial data:
Billings	$117,156	$107,652	$380,731	$334,457
Adjusted EBITDA	$14,832	$8,175	$61,288	$35,596
Free Cash Flow			$48,783	$23,373

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$121,307	$106,456	$391,382	$336,480
Ending deferred revenue	84,428	82,558	84,428	82,558
Beginning deferred revenue	(88,579)	(80,348)	(95,079)	(83,567)
Acquisition related deferred revenue	—	(1,014)	—	(1,014)
Billings	$117,156	$107,652	$380,731	$334,457

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(8,109)	$(8,505)	$(7,397)	$(12,698)
Income tax expense	3,022	2,930	4,424	10,350
Stock-based compensation expense	10,933	6,234	31,229	13,939
Interest expense	3,037	2,934	8,998	8,590
Depreciation and amortization	6,175	5,623	19,355	16,916
Restructuring expense	(124)	—	4,954	—
Special adjustments, interest income and other (1)	(102)	(1,041)	(275)	(1,501)
Adjusted EBITDA	$14,832	$8,175	$61,288	$35,596
(1)

Included in 2020 are a) $1.0 million of proceeds from settlements related to an historical acquisition for both the three and nine months ended September 30, 2020, and b) $0.6 million of severance expense for the nine-months ended September 30, 2020.

Free Cash Flow

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$55,594	$27,379
Capital expenditures	(6,811)	(4,006)
Free cash flow	$48,783	$23,373

Recurring software license rate

A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2021 and 2020, our recurring software license rate was 91% and 92%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of September 30, 2021, our principal sources of liquidity were $455.9 million in cash and cash equivalents and $150.0 million availability on our credit facility. We have outstanding debt in the form of convertible senior notes with a $230.0 million principal amount as of September 30, 2021.

For more than twenty trading days during thirty consecutive trading days ended September 30, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders, and the $196.8 million carrying amount of the convertible senior notes remains classified as a short-term liability as of September 30, 2021, which reduced our net working capital compared to the prior year. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. Conversion of the notes by noteholders may cause dilution to the ownership interests of existing stockholders.

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

Private placement financing

In September 2021, the Company issued 2,935,564 shares of its Class A common stock in a private placement to Matrix Capital Management Company LP, for aggregate proceeds of $200.0 million. Per the terms of the agreement, the shares are subject to a one-year lockup period. The Company expects to use the proceeds for general corporate purposes.

Revolving credit facility

We have a $150.0 million credit facility with a maturity date of December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement allows us to request that the aggregate commitments under the 2019 Amended Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions.

As of September 30, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of September 30, 2021, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Cash flows

As of September 30, 2021, we had cash and cash equivalents of $455.9 million available for working capital purposes, acquisitions, and capital expenditures; $393.8 million of this amount was held in the United States and $56.4 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico and South America.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$55,594	$27,379
Net cash used in investing activities	(12,911)	(36,566)
Net cash provided by financing activities	173,735	30,693
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,951)	676
Net increase in cash, cash equivalents and restricted cash	$214,467	$22,182

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2021, was $55.6 million, which reflects an increase of $28.2 million compared to the nine months ended September 30, 2020. This increase was the result of a decrease in our net loss and changes to our working capital position for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2021, was $12.9 million, which reflects a decrease of $23.7 million compared to the nine months ended September 30, 2020. The decrease was primarily the result of a $26.8 million decrease in cash payments for business acquisitions, partially offset by a $2.8 million increase in cash payments for capital expenditures in the current year.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021, was $173.7 million, which reflects an increase $143.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we issued 2,935,564 shares of our Class A common stock in a private placement for aggregate net proceeds of $200.0 million and made a $30.0 million payment on our revolving credit facility. For the nine months ended September 30, 2020, we had cash borrowings on our revolving credit facility of $30.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $2.0 million for the nine months ended September 30, 2021, compared to favorable effects of exchange rate changes on cash, cash equivalents and restricted cash of $0.7 million for the nine months ended September 30, 2020.

Contractual obligations and commitments

For more than twenty trading days during thirty consecutive trading days ended September 30, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of our convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders and the $196.8 million carrying amount of the convertible senior notes remained classified as a short-term liability. We will owe additional cash or shares to the note holders upon early conversion if our stock price exceeds $60.45 per share and we may experience dilution to the ownership interests of existing stockholders.

In January 2021, we repaid the $30.0 million outstanding balance on our revolving credit facility. There were no other material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance sheet arrangements

Through September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

As of September 30, 2021, we had cash, cash equivalents and restricted cash of $455.9 million, consisting primarily of bank deposits and money market funds. As of September 30, 2021, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company is subject to legal proceedings for which there were no material changes during the nine months ended September 30, 2021.

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

10.1

Securities Purchase Agreement, dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on September 27, 2021.)

10.2

Registration Rights Agreement dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on 8-K filed with the Securities and Exchange Commission on September 27, 2021.)

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

ALTAIR ENGINEERING INC.

Date: November 4, 2021	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2021
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)