Form 10-K
period 2021-12-31
Altair Engineering Inc.
filed 2022-02-28
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $3.2 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 14, 2022, there were 51,573,316 shares of the registrant’s Class A common stock outstanding and 27,744,574 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALTAIR ENGINEERING INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

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

PART I

Item 1. Business

General

Altair Engineering Inc. (“Altair,” the “Company,” “we,” “us” or “our”) is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. We deliver software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Our products and services help create a more sustainable future for our planet.

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

Products

Rising expectations of end-market customers are expanding the use of advanced simulation, data analytics, and AI across many industry verticals. Altair’s thirty-seven year heritage is in solving some of the most challenging problems faced by engineers and scientists.

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

We believe the unique combination of our broad industry domain knowledge and software expertise has enabled Altair to enhance and replace customers’ legacy applications, integrate our software applications with client business systems, develop clean-sheet designs or custom software solutions, and transform their product development and business processes. Software services revenues are included within Software – Maintenance and other services on the Consolidated Statement of Operations.

Software Related Services

Altair engages with our customers to provide technical services throughout their entire product development lifecycle including design, engineering, and development, especially when applying optimization and data analysis. Our headquarters includes an industrial design studio, a prototype shop, and test facilities. We have expertise designing and working with controls, power electronics, traditional and composite structures, and total system level development in the automotive, aerospace, consumer products and other markets. Our team of data analysts is experienced with applications ranging from credit scoring to predictive analytics of physical assets. Software related services revenues are included within Software related services on the Consolidated Statement of Operations.

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

We concentrate on placing simulation specialists, industrial designers, design engineers, materials experts, development engineers, manufacturing engineers and information technology specialists. As a leader in the simulation and data science technology markets, Altair attracts high caliber talent from around the world. CES is focused on placements that align strategically with customer usage of our software. We have a strong recruiting operation with sourcing specialists who identify, attract, vet, and hire technical professionals for our in-house and customer needs. We maintain a robust candidate database of highly qualified engineers, designers and data scientists. Our CES candidates and placed employees are valuable sources of talent acquisition for Altair’s other business segments.

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

•

Data Analytics, AI, IoT, and Smart Product Development:  Altair’s data analytics, AI, and IoT offerings support business analysts with low-code solutions as well as programmers with a rich development environment including support for modern languages like Python and traditional languages like SAS and SQL. We deliver a rich toolset for data preparation, data science, MLOps, and visualization that fuel engineering, scientific, and business decisions. We develop solutions allowing users to develop machine learning workflows with best-in-class decision tree technology and scoring algorithms, and innovative approaches to AutoML and Explainable AI. We develop and release new software on a regular basis to support customers with enhancements and other requested features and technologies for data preparation, data science and visualization. In addition, we have integrated our data analytics capabilities into a modern, cloud-based solution to deliver a more unified user experience. This solution includes important enterprise level capabilities such as security, data discovery, collaboration, and operationalization of user developed machine learning workflows to gain deep insights quickly.

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

Approximately 88% of our 2021 software revenue was generated through our direct global sales force. These sales teams interact with key decision makers, engage deeply with users of our products by leveraging a team of Altair’s technical specialists, and work with user-group managers and executives to ensure they are maximizing the utility of our software solutions. We have been expanding our direct sales team including our inside sales operations aggressively to reach more customers and market verticals.

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

We leverage indirect sales channels especially in APAC and Eastern Europe and have been investing to extend our reseller relationships in all markets. Approximately 12% of our 2021 software revenue was generated through our growing network of indirect channel partners and resellers.

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

Licensing

There are two licensing methods we employ to deliver our software solutions:

•	Most products are available under our unique, patented units-based licensing model.
•	A small subset of our products is available on a node-locked, or hardware specific, and named-user basis. This is especially true for our high-performance computing solutions.

Altair pioneered a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with over 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 90% over the past five years. Each year approximately 60% of new software revenue comes from expansion within existing customers.

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

Customers

As of December 31, 2021, we had more than 12,000 customers worldwide. Our simulation and HPC customers are primarily large manufacturing enterprises, with a growing presence in small and mid-size companies. Our AI customers include banks, credit unions, BFSI, and health care organizations along with finance departments across most industries including manufacturing.

Automotive and aerospace combined account for approximately 41% of our 2021 billings, including 15 of the world’s leading automotive manufacturers and 10 of the world’s leading aerospace manufacturers. Other important industries include heavy machinery, rail and ship design, energy, government, life and earth sciences, BFSI, and consumer electronics. No single customer, nor any of our resellers and OEMS, accounted for more than 2% of our 2021 software billings. In 2021, we generated 38%, 30% and 32% of our total billings from customers in the Americas, EMEA, and APAC, respectively. The usage of our solutions is much more balanced between Americas, EMEA, and APAC; the higher percentage in the Americas reflects a significantly higher number of global accounts billed in the United States than in other regions. Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period, and is discussed under Non-GAAP Financial Measures included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

For a summary of our financial information by geographic location, see Note 17 of Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

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

We believe the breadth and depth of Altair’s software offering is unique and no single competitor addresses our entire solution set. The units model further extends this advantage with a growing APA marketplace of third-party software.

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

As of December 31, 2021, we have 274 issued patents and more than 80 published patent applications worldwide. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. Additionally, we are the registered holder of a variety of trademarks and domain names that include “Altair” and similar variations.

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

From time to time, we receive claims alleging infringement of a third-party’s intellectual property rights, including patents. Disputes involving our intellectual property rights or those of another party have in the past and may in the future lead to, among other things, costly litigation, diversion of time, money and resources to develop or obtain non-infringing products, or delay product distribution. Any significant impairment of our core intellectual property rights could harm our business or our ability to compete.

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

Employees

As of December 31, 2021, we had more than 2,800 in-house employees and more than 250 on-site Client Engineering Services employees globally. More than two-thirds of our employees are located in the United States, India, France and Germany. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In some of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these councils. We have never experienced a work stoppage and we believe our employee relations are good. We continually recruit for top talent and invest in our global workforce to fuel diversity, professional and personal growth, and innovation.

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

Information technology and cybersecurity

Our business and support functions utilize information systems that provide critical services to our employees and customers. Led by our Chief Information Security Officer, our team of professionals manage and support our communication platforms, transaction-management systems, and analytics and reporting capabilities. We use both third-party cloud services and off-site, secure data centers in North America and Europe for our core applications.

Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. We continue to evaluate and assess our systems in the changing regulatory environment.

We have in place, and seek to continuously improve, a comprehensive system of security controls, managed by a dedicated staff. Periodically, we engage the services of third parties to perform security penetration testing and may update our security controls in response. We also provide our staff with regular security risk awareness, education, and training. Despite these efforts computer viruses, hackers, employee misuse or misconduct, and other internal or external hazards including natural disasters could expose our data systems to security breaches, cyber-attacks, or other disruptions.

We have incident response and business continuity plans for our operations. Our recovery plans include arrangements with our off-site secure data centers and cloud infrastructure. We believe we will be able to utilize these plans to efficiently recover key system functionality in the event that our primary systems are unavailable.

COVID-19

Altair’s culture has historically embraced flexible work arrangements. As the COVID-19 pandemic continued through 2021, our workforce remained in a mode of nearly full remote working. Our culture, technology and people allowed us to react quickly when the crisis initially emerged. As a result, we maintained high levels of productivity and employee engagement. We adopted global and local COVID-19 safety protocols and guidelines to ensure the safety, health and wellness of our employees, families, and local communities. We also provide virtual health and wellness programs, such as meditation, mental health tips, and information sessions by medical professionals to educate and answer questions about COVID-19. Our executive staff, including the CEO, are highly engaged with our workforce through podcasts, town halls, and other methods of outreach enabled by the accelerated adoption of virtual communication platforms.

Sustainability and environment

As the world is demanding safer, more efficient and innovative products and processes, our vision is to help customers drive decisions leveraging the convergence of simulation, HPC, and AI. By helping our customers, we help to reduce the environmental impact of goods and services across a broad array of industries worldwide. Altair published a formal Sustainability report in November 2021.

We believe that our software technology and consulting services are by their very essence at the core of designing a healthier and more sustainable future for humanity. These efforts include:

•	Enabling structural optimization to inspire and refine product designs that minimize material usage and maximize performance

•	Conducting HPC workload management to ensure efficiency of energy usage and run time
•	Utilizing simulation- and AI-driven innovation to rapidly develop products, processes, and experiences in a virtual world without the carbon and waste stream impact of multiple physical prototypes
•	Supporting additive manufacturing and other advanced manufacturing techniques to embody the most optimal designs developed from simulation methodologies at the lowest cost
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

Acquisitions

We have acquired 43 companies or strategic technologies since 1996, including 24 in the last five years. These acquisitions brought strategic IP assets, and talented developers with expertise in disciplines ranging from electronics, material science, crash and safety to industrial design and rendering. Products which are commercially available as a result of these acquisitions include Altair PBS Works, Radioss, Evolve, Acusolve, SimLab, Embed, Multiscale Designer, FEKO, FLUX, Thea Render, SmartWorks, ESAComp, SimSolid, Monarch, Panopticon, EDEM, PollEx, PolyFoam, Grid Engine, Mistral, Breeze, S-FRAME, and WPS Analytics.

Our 2021 acquisitions include the following:

•

S-FRAME Software Inc.: In August 2021, the Company acquired S-FRAME Software Inc., a structural analysis software platform used by engineers to evaluate a structure’s ability to withstand external loads (like wind, water, and snow) and meet design code requirements around the world.

•

World Programming: In December 2021, we acquired World Programming Limited and December 2015 Software Limited (together “World Programming”). World Programming is an enterprise software company based in the UK and focused on data analytics for financial services, insurance, manufacturing, life sciences, energy, consumer products, and retail applications. World Programming’s platform supports development and execution of multi-language software solutions leveraging popular languages used in data science including Python, R, and the SAS language in a single program.

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

Segments

We have identified two reportable segments: Software and Client Engineering Services. For additional information about our reportable segments, see Note 17 of the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

Corporate information

We were incorporated in Michigan in 1985 and became a Delaware company in October 2017. Our principal executive offices are located at 1820 E. Big Beaver Road, Troy, Michigan 48083.

Unless the context otherwise requires, the terms “Altair,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Altair Engineering Inc. and its subsidiaries. The Altair design logo and the marks “OptiStruct,” “RADIOSS,” “AcuSolve,” “FEKO,” “Flux,” “WinProp,” “Multiscale Designer,” “HyperStudy,” “HyperMesh,” “HyperView,” “SimLab,” “HyperCrash,” “HyperGraph,” “Inspire,” “solidThinking Evolve,” “Thea Render,” “Altair PBS Works,” “Altair PBS Professional,” “Altair PBS Cloud,” “MotionView,” “MotionSolve,” “Altair PBS Access,” “SimSolid,” “Knowledge Studio,” “Monarch,” “Panopticon,” “EDEM,” “PollEx,” “P-FRAME,” “S-FRAME,” “World Programming,” and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property.

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

Risks relating to our business and industry, including risks relating to:

•	the sustainability of our revenue growth rate and the impact of our revenue mix;
•	the sustainability of our culture of innovation, teamwork and communications;
•	our ability to expand the usage of our software by existing customers;
•	our ability to introduce our software to new customers;
•	the length of our sales cycle;
•	our customers’ ability and plans to spend on product design and development;
•	our customers’ software license renewal rates;
•	the impact that acquisitions of businesses and products may have upon us;
•	the impact of competition;
•	the strength of the markets into which we sell, including automotive and financial services;
•	the impact of COVID-19 and other global conditions outside our control;
•	fluctuations in our quarterly results;
•	fluctuations in foreign currency exchange rates;
•	the extent to which software vendors participate in our APA program;
•	the performance of our distributors and resellers;
•	our ability to adapt to and lead technology changes;
•	the impact on profitability of our focus on growth and research & development;
•	the impact of any unanticipated departures by key employees;
•	the impact of our global presence;
•	the impact of any impairments of goodwill or intangible assets; and
•	the impact of any product liability claims or other legal proceedings.

Risks relating to our intellectual property, including risks relating to:

•	the impact of potential defects or errors in our software;
•	our ability to protect and enforce our technology and intellectual property rights;
•	the impact of intellectual property disputes;
•	the impact of any security breaches, computer malware, computer hacking attacks and other security incidents;
•	any failure of software to work seamlessly with our customers’ existing software, hardware, or network environment;
•	product liability claims that may arise as a result of our customers’ use of our software or services;
•	any failures by us to adequately train our customers regarding the use and benefits of our software; and

•	our use of open source software and open source technology.

Risks relating to legal or regulatory matters, including risks relating to:

•	the difficulties associated with complying with a wide range of complex regulations in a variety of jurisdictions and the impact of any non-compliance;
•	the impact of changes in laws, regulations, regulatory policies and regulatory practices and uncertainties resulting from potential changes, including potential tax law changes;
•	the impact of export and import controls on our ability to operate and compete in international markets;
•	the breadth of data privacy and anti-bribery laws and regulations;
•	our ability to use our deferred tax assets in the United States; and
•	the impact of any challenges to our global tax methodology.

Risks relating to ownership of our Class A Common Stock, including risks relating to:

•	the sustainability of an active public trading market for our stock;
•	the volatility of the market price of our stock;
•	our expectations that we will not pay dividends in the foreseeable future;
•	the impact of any failure to maintain effective internal controls;
•	the difficulty of predicting the impact of our dual class common stock structure;
•	the nature and content of public research or reports about our company;
•	the potential dilutive impact of future sales of our Class A Common Stock, including upon conversion of our Convertible Notes; and
•	the impact of antitakeover provisions in our governing documents and under Delaware law.

Risks relating to our indebtedness, including risks relating to:

•	the effective subordination of our Convertible Notes to our secured debt and to our subsidiaries’ liabilities;
•	the impact of our organizational structure, pursuant to which a substantial portion of our operations are conducted through, and a substantial portion of our assets are held by, our subsidiaries;
•	our current debt service obligations and potential future debt service obligations;
•	limitations on our ability to pay cash in whole or in part upon conversion of our Convertible Notes;
•	the dilutive impact of issuing our Class A Common Stock upon such conversions;
•	the potential that our Convertible Notes may become convertible sooner than the mandatory convertibility date as a result of increases in the market price of our Class A Common Stock;
•	the accounting method applicable for convertible debt securities; and
•	the impact of operating and financial covenants in our loan agreements.

General risks, including risks relating to:

•	our ability to attract and retain key personnel;
•	any need we may have to raise additional capital;
•	the difficulties associated with predicting our growth;
•	business interruptions; and
•	the impact of potential changes in accounting principles.

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

Billings in the automotive industry accounted for approximately 33% of our 2021 billings. An adverse occurrence, including industry slowdown, due to the impacts of COVID-19 or otherwise, recession, political instability, costly or constraining regulations, rapid technological obsolescence, excessive inflation, prolonged disruptions in one or more of our automotive customers’ production schedules, supply disruptions, or labor disturbances, that results in a significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic. This pandemic has infected populations within the United States and many other regions at fluctuating rates, a phenomenon often characterized as “waves” of infection. In recent months, infection and hospitalization rates in certain regions in the United States, Europe and elsewhere have been increasing largely due to the emergence of discovered variants that are thought to be more contagious. The pandemic continues to evolve, as evidenced by the recent "Omicron variant" reports. Vaccines for COVID-19 have been developed and are being administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines all remain uncertain.

Parts of our business have been and could continue to be adversely affected by the COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic continue to adversely affect the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. In response to the pandemic, government authorities have implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses. Some of the most severe, temporary measures by government authorities have been lifted in many jurisdictions but could be reinstated at any time, and they have and may continue to adversely affect our sales activities, operations and growth prospects. These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations.

Additional risks from COVID-19 include the inability of our employees and those businesses upon which we rely for operations to carry out their responsibilities at levels of performance necessary to maintain our performance undisturbed as a result of measures taken by governmental authorities to limit the spread of COVID-19. The COVID-19 pandemic continues to evolve. COVID-19 may also affect our operating and financial results in a manner that is not presently known to us, or that we currently to do not consider presenting significant risks to our operations.

The impact of COVID-19 on some of our customers has primarily contributed to the decrease in revenue for client engineering services. While we continue to robustly engage with our customers, primarily virtually, to mitigate the uncertain extent of the negative impact of COVID-19 on our customers, our ability to attract, serve, retain, or expand customers will continue to be uncertain. A negative impact on our customers may cause them to delay entering into new or expanded software licenses, request extended payment terms, delayed invoicing, higher discounts, lower renewal amounts or cancelations, and a reduction in demand for software related and client engineering services. Existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.

Since we have substantial international operations that arise from our normal business operations, our financial results in 2022 may be impacted by COVID-19 driven variations in foreign currency exchange rates, apart from the traditional elements that underlie foreign currency exchange rate changes.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States corporations operating on a global basis as a result of tax reform or changes to existing trade agreements or tax conventions, or inflation, could adversely impact our business in a number of ways, including longer sales cycles, lower prices for our software license fees, reduced licensing renewals, customer disruption or foreign currency fluctuations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

If we fail to attract new or retain existing third-party independent software vendors to participate in the APA, we may not be able to grow the APA program.

Our APA program allows our customers to use third-party software that may be unrelated to our software, without the need to enter into additional license agreements. The APA program results in increased revenues through revenue sharing, and encourages users to stay within the Altair software ecosystem. If third-party software providers are unwilling to join the APA on appropriate terms, including agreeing with our revenue share allocations, or if we are unable to retain our current APA participants, we may not be able to grow the APA program.

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

We operate our client engineering services business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, CES staff to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 7% and 9% of our total revenues for the year ended December 31, 2021 and 2020, respectively. Some of our customers satisfy their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into, or remain in, the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified CES staff because of competitive factors or immigration laws, or otherwise fail to match CES staff to open customer positions, our revenue may be adversely affected.

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

Our revenue mix may vary over time due to a number of factors, including the mix of term-based licenses and perpetual licenses. Due to the differing revenue recognition policies applicable to our term-based licenses, perpetual licenses and professional services, shifts in the mix between subscription and perpetual licenses from quarter to quarter, or increases or decreases in revenue derived from our professional engineering services, which have lower gross margins than our software services, could produce substantial variation in revenues recognized even if our billings remain consistent. Our gross margins and operating results could be impacted by changes in revenue mix and costs, together with other factors, including entry into new markets or growth in lower margin markets; entry into markets with different pricing and cost structures; pricing discounts; and increased price competition. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and operating results. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings, which could harm our business.

Under GAAP, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2021 and 2020, respectively, we had $370.2 million and $264.5 million of goodwill and $99.0 million and $76.1 million of other intangible assets—net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

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

The success of our business depends, in part, on our ability to protect and enforce our proprietary technology and intellectual property rights, including our trade secrets, patents, trademarks, copyrights, and other intellectual property. We attempt to protect our intellectual property under trade secret, patent, trademark, and copyright laws. Despite our efforts, we may not be able to protect our proprietary technology and intellectual property rights, if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. It may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our license agreements protect against unauthorized use, copying, transfer and disclosure of our technology, but such provisions may be difficult to enforce or are unenforceable under the laws of certain jurisdictions and countries. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. Our international activities expose us to unauthorized copying and use of our technology and proprietary information.

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

From time to time, we may need to engage in litigation or other administrative proceedings to protect our intellectual property rights or to defend against allegations by third parties that we have infringed or misappropriated their intellectual property rights, including in connection with requests for indemnification by our customers who may face such claims. We have been approached and may be approached in the future by certain of our customers to indemnify them against third-party intellectual property claims. Litigation and/or any requests for indemnification by our customers could result in substantial costs and diversion of resources and could negatively affect our business and revenue. If we are unable to protect and enforce our intellectual property rights, our business may be harmed.

Intellectual property disputes could result in significant costs and harm our business.

Intellectual property disputes may occur in the markets in which we compete. Many of our competitors are large companies with significant intellectual property portfolios, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us or our customers. Any allegation of infringement, misappropriation or other violation of intellectual property rights by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business, and could cause uncertainty among our customers or prospective customers, all of which could have an adverse effect on our business or revenue.

Our agreements may include provisions that require us to indemnify others for losses suffered or incurred as a result of our infringement of a third-party’s intellectual property rights infringement, including certain of our employees and customers.

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

Our company is a highly automated business which relies on our network infrastructure and enterprise applications, third-party providers of cloud-based services, internal technology systems and website for development, marketing, operational, support and sales activities. A disruption or failure of these systems or in those of our external service providers, in the event of a major storm, earthquake, fire, telecommunications failure, cyber-attack, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could materially and adversely affect our ability to operate our business.

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

In addition, some of our software may store and transmit customers’ confidential business information in our facilities and on our equipment, networks, corporate systems and in the cloud. Security incidents could expose us to litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Our customer data, corporate systems, and security measures may be compromised due to the actions of outside parties, employee error, malfeasance, third-party software, capacity constraints, a combination of these or otherwise and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our customers’ data or our information. We must continuously examine and modify our security controls and business policies to address new threats, the use of new devices and technologies, and these efforts may be costly or distracting.

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

As of December 31, 2021 and 2020, we had gross deferred tax assets, or DTAs, of $153.7 million and $133.4 million, respectively, primarily related to net operating loss carryforwards, tax credits, share-based compensation, lease obligations and employee benefits. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. This deduction, in conjunction with our other expected deferred tax asset reversals, resulted in an increase in the valuation allowance of $20.4 million in 2021 for the United States DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Internal Revenue Code of 1986, or the Code, if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisition of Datawatch and Univa, which are subject to specific limitations on usage. We may or may not be able to realize the benefits of the acquired NOLs due to a number of factors, including those enumerated above. We may also be unable to realize our tax credit carryforwards prior to their expiry.

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

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.

We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. Potential changes in existing tax laws, including future regulatory guidance, may impact our effective income tax rate and tax payments. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective income tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective income tax rate, tax payments, financial condition and results of operations.

Our business may collect personal information and is subject to data protection laws.

Companies that collect or process personal information may be regulated by data protection laws adopted by the United States, various states including California, Nevada, Virginia and Colorado, and foreign jurisdictions, including the European Union, the United Kingdom, Canada, Brazil and China. The European Union General Data Protection Regulation and implementing legislation adopted by member states of the European Economic Area (“GDPR”) in 2018, and the United Kingdom Data Protection Act 2018 (the “UK GDPR”) frequently serve as a model for other countries. All of these data protection laws regulate the collection, use, storage, disclosure and security of personal information, such as names, email addresses, Internet Protocol addresses and other online identifiers, business contact data, and customer profiles, that may be used to identify or locate an individual, including customers, employees, business contracts, website visitors and users of mobile apps.

The legal, financial and business impact of these data protection laws and regulations is far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply. We may be required to implement privacy and security policies, permit individuals to access and correct their own personal information that is collected, stored or maintained by us, and require us to transfer, delete or return their personal information. It may also be necessary for us to obtain individuals’ affirmative consent to collect, use or disclose their personal information for certain purposes. Governmental authorities could prohibit any personal information collected in a country from being transferred or disclosed outside of that country or condition such transfer or disclosure on compliance with specific requirements or written agreements. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security, or data protection, related organizations that require compliance with their rules pertaining to information security and data protection. We may agree to be bound by additional contractual obligations relating to our collection, use and disclosure of personal, financial and other data. Our failure to comply with these data protection laws may result in governmental actions, fines and non-monetary penalties, or civil actions, and reputational damage, which may harm our business.

Proposed or new legislation and regulations could significantly affect our business.

The GDPR, which became effective in May 2018, applies to all our business conducted in the European Economic Area (the “EEA”).  In the post-Brexit area, our business in the United Kingdom is regulated by the U.K. GDPR. New data protection laws have just come into effect in Brazil and China, and a new Indian law is pending. In the US, the states of California, Virginia, Colorado and Nevada have enacted new data protection laws that become effective during the next calendar year, and similar laws are pending in New York, Massachusetts and Washington. These data protection laws and regulations impose many obligations, and we will need to continue dedicating financial resources and management time to compliance and training in the coming years. Data protection laws, for example, may require, that regulated entities expand disclosures about how personal data is used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. There are also restrictions on data transfers and the security of the personal data, frequently with substantial fines and penalties associated with violations. The GDPR, for example, provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR (up to EUR 20,000,000, or 4% of an undertaking’s total, worldwide, annual revenue, whichever is higher). Individuals who sustain damages because a regulated entity fails to comply with the GDPR have the right to seek compensation from such entity directly. Compliance with data protection laws, the rapid pace of adopting new and amended laws, and necessary monitoring and training will require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violations of such laws, cyber-attacks, governmental actions or civil proceedings. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of data protection laws, any violation may have an adverse effect on our business and operations.

As the number of jurisdictions with data privacy regulations increase and our global footprint expands, we anticipate that it will be necessary for us to increase the amount we expend on compliance and training in this area.

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

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•	announcements by us or our competitors of new software or new or terminated significant contracts, commercial relationships or capital commitments;
•	public analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated changes or fluctuations in our operating results;
•	actual or anticipated developments in our business, our customers’ businesses, or our competitors’ businesses or the competitive landscape generally;
•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;
•	announced or completed acquisitions of businesses or technologies by us or our competitors;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	any major changes in our management or our board of directors;
•	general economic conditions and slow or negative growth of our markets; and
•	other events or factors, including those resulting from major weather events, war, potential global health issues, incidents of terrorism or responses to these events.

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

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent financial fraud. Pursuant to the Sarbanes-Oxley Act of 2002, or SOX, we are required to periodically evaluate the effectiveness of the design and operation of our internal controls. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error or collusion, the circumvention or overriding of controls, or fraud. If we fail to maintain an effective system of internal controls, our business and operating results could be harmed, and we could fail to meet our reporting obligations, which could have a material adverse effect on our business and our share price.

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

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of December 31, 2021, we had an aggregate of 51,524,497 shares of Class A common stock and 27,744,574 shares of Class B common stock outstanding.

Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

We have registered the offer and sale of an aggregate of approximately 27,562,692 shares of Class A common stock that have been issued or reserved for future issuance under our equity compensation plans on a Form S-8 registration statement. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. Additionally, the number of shares of Class A common stock available for grant and issuance under our 2017 Equity Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning in 2018 by an amount equal to the lesser of (i) 3% of the number of shares of all classes of our common stock outstanding on December 31 of the preceding calendar year or (ii) a lesser number of shares of Class A common stock determined by our board of directors. We also intend to register the offer and sale of any shares of Class A common stock resulting from such increases. If the holders of these shares choose to sell a large number of shares, they could adversely affect the market price for our Class A common stock.

We may also issue shares of our Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who hold shares of our Class B common stock, including our founders, certain of our directors and executive officers and affiliates, who hold in the aggregate approximately 84% of the voting power of our capital stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Class B stockholders, including our founders, certain of our directors and executive officers, and affiliates, hold, in the aggregate approximately 84% of the voting power of our capital stock. The ten-to-one voting ratio between our Class B and Class A common stock, results in the holders of our Class B common stock collectively controlling a majority of the combined voting power of our common stock and therefore being able to control all matters submitted to our stockholders for approval until 2029, or upon the occurrence of a triggering event at which time all shares of our Class B common stock will automatically convert into shares of our Class A common stock, or on an earlier date, as set forth in our Delaware certificate of incorporation.

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

If the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, our Convertible Notes will be convertible in the next calendar quarter (the “Sale Price Condition”). At present, the conversion price is approximately $46.50; 130% of such price is approximately $60.45. The closing sale price of our Class A common stock has met or exceed $60.45 during the current or future calendar quarters, although we cannot presently determine whether the Sale Price Condition will be satisfied with respect to the current calendar quarter.  If the Sale Price Condition is satisfied during the current or future calendar quarters, our Convertible Notes will be convertible during the succeeding calendar quarter.

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, ASC Subtopic 470-20, Debt — Debt with Conversion and Other Options and Accounting Standards Codification subtopic 815-40, Hedging — Contracts in Entity's Own Equity, that change the accounting for the convertible debt instruments. Under the new standard, an entity may no longer separately account for the liability and equity components of convertible debt instruments. Additionally, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible debt instruments and requires the use of the “if converted” method. Application of the “if converted” method may negatively affect our diluted earnings per share. We will adopt this standard on January 1, 2022.

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

Item 3. Legal Proceedings

World Programming

We acquired World Programming in December 2021. In 2010 SAS Institute, Inc. (“SAS”) filed an action against World Programing in the United States District Court for the Eastern District of North Carolina alleging copyright infringement, breach of contract, fraudulent inducement to contract, and violations of the North Carolina Unfair and Deceptive Trade Practices Act (UDTPA). SAS was unsuccessful on its copyright claims but prevailed on its breach of contract, fraudulent inducement, and UDTPA claims and was awarded damages of $79.1 million in 2016 (the “NC Judgment”). The North Carolina District Court subsequently enjoined World Programming from licensing its WPL software to new customers for use in the United States until the NC Judgment was satisfied. At the time that we acquired World Programming, World Programming had partially paid the NC Judgment. On January 3, 2022, we paid the outstanding balance of $65.9 million on the NC Judgment. Despite payment in full, SAS has asserted that we have not satisfied the Judgment. A hearing to address this issue is scheduled for March 2022.

In 2018, SAS filed litigation in the United States District Court for the Eastern District of Texas asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas court entered judgment in favor of World Programming on the copyright claims. SAS appealed this judgment to the United States Court of Appeals for the Federal Circuit. A decision from the Court of Appeals is pending.

Other legal proceedings

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish and enforce our proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders

As of February 14, 2022, there were approximately 300 registered stockholders of our Class A common stock and 4 registered stockholders of our Class B common stock. We are unable to estimate the total number of stockholders because many of our shares of Class A common stock are held by brokers, banks or other institutions on behalf of stockholders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of our 2019 Amended Credit Agreement also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. There can be no assurance that any dividends will be paid in the future.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act.

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

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. Reserved

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. We deliver software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Our products and services help create a more sustainable future for our planet.

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

Licensing

There are two licensing methods we employ to deliver our software solutions:

•	Most products are available under our unique, patented units-based licensing model known as Altair Units.
•	A small subset of our products is available on a node-locked, or hardware specific, and named-user basis. This is especially true for our high-performance computing solutions.

Altair pioneered a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with over 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 90% over the past five years. Each year approximately 60% of new software revenue comes from expansion within existing customers.

Recent Business Developments

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19, a pandemic and a public health emergency of international concern. The global spread of COVID-19, including new and emerging variants, has created significant volatility and uncertainty since March 2020 and may continue into the future.

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

Throughout this period, our response is focused on maintaining the health and safety of our employees, customers, and partners. We are committed to, and we believe we are capable of continuing to provide the same excellent level of service and technical support for our customers during these uncertain times. Our team is highly experienced with remote collaboration, as it is a normal part of our global culture. During this crisis, customers working remotely can move their existing licenses from their on-premises servers to servers utilizing hosted Altair Units, or request temporary term-based software licenses for increased productivity and security. We are also providing access to an increased number of online training, marketing and sales resources.

We have converted our business to being capable of operating nearly 100% remote as required or recommended under COVID-19 restrictions, leveraging our global technology infrastructure. While we are capable of sustained operations working remotely, we expect we will gradually resume normalized operations, when permitted, based on local conditions and restrictions, with the primary focus of preserving employee welfare, while continuing to support customers.

COVID-19’s impact on some of our customers has primarily contributed to the decrease in revenue for client engineering services.  While we continue to robustly engage with our customers, primarily virtually, to mitigate the uncertain extent of the negative impact of COVID-19 on our customers, our ability to attract, serve, retain, or expand customers will continue to be uncertain. Existing and potential customers may choose to reduce or delay technology spending in response to COVID-19, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, the development of treatments and vaccines, and other factors identified in Part I, Item 1A – Risk Factors included elsewhere in this Annual Report on Form 10-K. Even after the COVID-19 pandemic subsides, we may experience material adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Business combinations

In December 2021, we acquired all of the outstanding capital stock of two related privately held companies, World Programming Limited and December 2015 Software Limited (together “World Programming”), from the stockholders named therein.

World Programming is an enterprise software company based in the UK having approximately 500 customers globally and focused on data analytics for financial services, insurance, manufacturing, life sciences, energy, consumer products, and retail applications. World Programming’s platform supports development and execution of multi-language software solutions leveraging popular languages used in data science including Python, R, and the SAS language in a single program.

The Company expects this acquisition to be accretive, broaden its market opportunities, and contribute to long-term growth goals.

During the year ended December 31, 2021, we completed another business acquisition that was individually insignificant to the Company’s consolidated financial statements. The aggregate purchase price of this acquisition was allocated to assets acquired and liabilities assumed at their estimated fair values.

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

For additional information about our reportable segments and other businesses, see Note 17 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

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

Software includes consulting, implementation services and training. Our software related services team is comprised of approximately 350 highly technical people globally. We focus on establishing a strong working relationship with the user community allowing us to offer guidance and expertise throughout their product creation process. We generally recognize revenue for software related services as those services are performed.

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

Other

Our Other revenue consists primarily of revenue related to our LED lighting business operated out of our wholly-owned subsidiary, toggled. toggled designs, and sources through contract manufacturers, LED lighting and related products for sale to consumers and businesses. We also generate revenue through royalties from licensing toggled technology to third-party manufacturers and resellers.

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

As of December 31, 2021 and 2020, we had gross deferred tax assets, or DTAs, of $153.7 million and $133.4 million, respectively, primarily related to net operating loss carryforwards, tax credits, share-based compensation, lease obligations and employee benefits. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. This deduction, in conjunction with other expected deferred tax asset reversals, resulted in an increase in the valuation allowance of $20.4 million in 2021 for the United States DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Code if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisition of Datawatch and Univa, which are subject to specific limitations on usage. We may also be unable to realize our tax credit carryforwards which began to expire in 2018.

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

The Tax Act subjects a U.S. shareholder to current tax on Global Intangible Low-Taxed Income, or GILTI, earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the year ended December 31, 2021 due to a full valuation allowance on U.S. net deferred tax assets. We have made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. In addition, the recently enacted CARES Act and the Consolidated Appropriations Act, 2021 (CAA) provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on the Company’s consolidated financial statements.

Results of operations

The following table sets forth our results of operations and certain financial data for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Revenue:
Software	$453,746	$391,711
Software related services	31,823	26,454
Total software and related services	485,569	418,165
Client engineering services	39,282	44,320
Other	7,328	7,436
Total revenue	532,179	469,921
Cost of revenue:
Software	67,791	58,325
Software related services	23,205	21,243
Total software and related services	90,996	79,568
Client engineering services	31,710	35,684
Other	6,960	6,053
Total cost of revenue	129,666	121,305
Gross profit	402,513	348,616
Operating expenses:
Research and development	151,049	126,081
Sales and marketing	132,750	111,440
General and administrative	91,500	86,432
Amortization of intangible assets	18,357	16,376
Other operating income, net	(3,482)	(3,426)
Total operating expenses	390,174	336,903
Operating income	12,339	11,713
Interest expense	12,065	11,598
Other expense (income), net	562	(1,917)
(Loss) income before income taxes	(288)	2,032
Income tax expense	8,506	12,532
Net loss	$(8,794)	$(10,500)
Other financial information:
Billings (1)	$539,855	$480,447
Adjusted EBITDA (2)	$85,253	$57,288
Net cash provided by operating activities	$61,623	$32,882
Free cash flow (3)	$53,774	$26,789

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

Years ended December 31, 2021 and 2020

Revenue

Total revenue increased $62.3 million, or 13%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Software

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Software revenue	$453,746	$391,711	$62,035	16%
As a percent of software segment revenue	93%	94%
As a percent of consolidated revenue	85%	83%

The 16% increase in our software revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily the result of growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Software related services revenue	$31,823	$26,454	$5,369	20%
As a percent of software segment revenue	7%	6%
As a percent of consolidated revenue	6%	6%

Software related services revenue increased 20% for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily the result of an increase in customer demand for these services as businesses begin to recover from effects of COVID-19.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Client engineering services revenue	$39,282	$44,320	$(5,038)	(11%)
As a percent of consolidated revenue	7%	9%

CES revenue decreased 11% for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease is primarily a result of our CES customers response to COVID-19, including furloughed staff positions and reduced CES staff working hours.

Other

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other revenue	$7,328	$7,436	$(108)	(1%)
As a percent of consolidated revenue	1%	2%

Other revenue remained consistent for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Cost of revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of software revenue	$67,791	$58,325	$9,466	16%
As a percent of software revenue	15%	15%
As a percent of consolidated revenue	13%	12%

Cost of software revenue increased $9.5 million, or 16%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Employee compensation and related expense increased $3.4 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Stock-based compensation expense increased $3.2 million, third-party consulting fees increased $0.9 million, and we incurred $1.0 million of restructuring expense in the year ended December 31, 2021.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of software related services revenue	$23,205	$21,243	$1,962	9%
As a percent of software related services revenue	73%	80%
As a percent of consolidated revenue	4%	5%

Cost of software related services revenue increased 9% for the year ended December 31, 2021, driven by the increase in revenue, as compared to the year ended December 31, 2020. The increase in the current year expense was primarily attributable to increased employee compensation of $2.0 million. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of client engineering services revenue	$31,710	$35,684	$(3,974)	(11%)
As a percent of client engineering services segment revenue	81%	81%
As a percent of consolidated revenue	6%	8%

Cost of CES revenue decreased 11% for the year ended December 31, 2021, as compared to the year ended December 31, 2020, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Cost of other revenue	$6,960	$6,053	$907	15%
As a percent of other revenue	95%	81%
As a percent of consolidated revenue	1%	1%

The cost of other revenue increased 15% for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase is related to inventory obsolescence, product costs and shipping fees.

Gross profit

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Gross profit	$402,513	$348,616	$53,897	15%
As a percent of consolidated revenue	76%	74%

Gross profit increased $53.9 million, or 15%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase in gross profit was primarily attributable to the increase in software revenue combined with a relatively smaller increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Research and development	$151,049	$126,081	$24,968	20%
As a percent of consolidated revenue	28%	27%

Research and development expenses increased $25.0 million, or 20%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Employee compensation and related expense increased $14.6 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Stock-based compensation expense and cloud hosting expense increased $8.2 million and $2.0 million, respectively, and we incurred $1.7 million of restructuring expense in the year ended December 31, 2021. These increases were partially offset a decrease in consulting fees of $1.0 million.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Sales and marketing	$132,750	$111,440	$21,310	19%
As a percent of consolidated revenue	25%	24%

Sales and marketing expenses increased $21.3 million, or 19%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Employee compensation and related expense increased $11.0 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Stock-based compensation expense increased $8.6 million, and we incurred $1.8 million of restructuring expense in the year ended December 31, 2021. These increases were partially offset by a decrease in travel and marketing expense of $0.8 million from suspension or reductions of certain in-person sales and marketing activities as a result of COVID-19.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
General and administrative	$91,500	$86,432	$5,068	6%
As a percent of consolidated revenue	17%	18%

General and administrative expenses increased $5.1 million, or 6%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. Stock-based compensation expense increased $3.2 million, and employee compensation and related expense increased $1.2 million, primarily due to increased headcount and compensation in the current year. Employee compensation was lower in the prior year as a result of temporary compensation reductions made in the second and third quarters of 2020. Travel expense and facilities costs increased $0.7 million and $0.6 million, respectively, and we incurred $0.5 million of restructuring expense in the year ended December 31, 2021. These increases were partially offset by a $0.9 million decrease in cloud hosting expense in the current year.

Amortization of intangible assets

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Amortization of intangible assets	$18,357	$16,376	$1,981	12%
As a percent of consolidated revenue	3%	3%

Amortization of intangible assets increased $2.0 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This was primarily attributable to an increase in intangible assets resulting from acquisitions in the current year and in late 2020.

Other operating income, net

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other operating income, net	$(3,482)	$(3,426)	$56	2%
As a percent of consolidated revenue	(1%)	(1%)

Other operating income, net was consistent for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The provision for credit losses decreased $0.7 million in the current year, while the prior year period includes a $1.0 million gain recognized from settlements related to a historical acquisition.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Interest expense	$12,065	$11,598	$467	4%
As a percent of consolidated revenue	2%	2%

Interest expense increased $0.5 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020, as a result of an increase in the amortization of the debt discount on our convertible notes.

Other expense (income), net

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Other expense (income), net	$562	$(1,917)	$2,479	NM
As a percent of consolidated revenue	0%	0%

Other expense, net was $0.6 million for the year ended December 31, 2021, as compared to $1.9 million of other income, net for the year ended December 31, 2020. The change was primarily a result of $1.9 million in losses from foreign currency fluctuations in the United States dollar relative to other functional currencies during the year ended December 31, 2021, and a $0.6 million decrease in interest income in the current year due to lower interest rates as compared to the year ended December 31, 2020.

Income tax expense

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Income tax expense	$8,506	$12,532	$(4,026)	(32%)

The effective tax rate was (2,953%) and 617% for the year ended December 31, 2021 and 2020, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The effective tax rate was impacted by the geographic income mix in 2021 as compared to 2020, primarily related to a United States pre-tax loss of $27.9 million for the year ended December 31, 2021, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax loss of $22.1 million for the year ended December 31, 2020, for which a tax benefit was not recognized due to the valuation allowance. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations.

Net loss

	Year ended December 31,		Change
(dollars in thousands)	2021	2020	$	%
Net loss	$(8,794)	$(10,500)	$1,706	16%

Net loss decreased by $1.7 million for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This decrease was primarily attributable to an increase in revenue, partially offset by increases in employee compensation and related expense, stock-based compensation expense and restructuring charges and a decrease in income tax expense in the current year, as described above.

For information regarding the comparison of results of operations for the years ended December 31, 2020 and 2019, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

	Year ended December 31,
(in thousands)	2021	2020	2019
Billings	$539,855	$480,447	$475,963
Adjusted EBITDA	$85,253	$57,288	$39,549
Free Cash Flow	$53,774	$26,789	$21,733

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

Billings increased by $59.4 million, or 12%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase in Billings was attributable to an increase in Software segment billings.

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

Adjusted EBITDA increased by $28.0 million, or 49%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase in Adjusted EBITDA was primarily attributable to the increase in gross profit, partially offset by an increase in operating expenses.

Free Cash Flow. Free Cash Flow is a non-GAAP financial measure that we calculate as cash flow provided by operating activities less capital expenditures. We believe that Free Cash Flow is useful in analyzing our ability to service and repay debt, when applicable, and return value directly to stockholders.

Free Cash Flow increased by $27.0 million, or 101%, for the year ended December 31, 2021, as compared to year ended December 31, 2020. This increase in Free Cash Flow was primarily attributable to an increase in our cash-related profitability for the year ended December 31, 2021.

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

Reconciliation of non-GAAP financial measures

The following tables provide reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Year ended December 31,
(in thousands)	2021	2020	2019
Revenue	$532,179	$469,921	$458,915
Ending deferred revenue	106,032	95,079	83,567
Beginning deferred revenue	(95,079)	(83,567)	(66,519)
Deferred revenue acquired	(3,277)	(986)	—
Billings	$539,855	$480,447	$475,963

Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(8,794)	$(10,500)	$(7,542)
Income tax expense	8,506	12,532	10,930
Stock-based compensation	44,549	21,355	8,528
Interest expense	12,065	11,598	6,371
Depreciation and amortization	25,644	23,806	21,522
Restructuring expense	5,053	—	—
Special adjustments, interest income and other (1)	(1,770)	(1,503)	(260)
Adjusted EBITDA	$85,253	$57,288	$39,549

(1)

Included for the year ended December 31, 2021, is $1.2 million currency gains on acquisition-related intercompany loans. Included for the year ended December 31, 2020, are $1.0 million of proceeds from settlements related to an historical acquisition and $0.6 million of severance expense. Included for the year ended December 31, 2019, are acquisition-related costs of $0.6 million, severance expenses of $0.4 million and impairment charges for royalty contracts of $1.0 million.

Free Cash Flow

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$61,623	$32,882	$31,393
Capital expenditures	(7,849)	(6,093)	(9,660)
Free Cash Flow	$53,774	$26,789	$21,733

Recurring Software License Rate. A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license, including all term-based subscriptions, maintenance and perpetual license billings from all customers for that period. Our recurring software license rate was 92% for each of the years ended December 31, 2021 and 2020, and 87% for the year ended December 31, 2019.

Liquidity and capital resources

As of December 31, 2021, our principal sources of liquidity were $413.7 million in cash and cash equivalents and $150.0 million availability on our credit facility. We have outstanding debt in the form of convertible senior notes with a $230.0 million principal amount as of December 31, 2021.

As of December 31, 2021, Other accrued expenses and current liabilities includes a balance payable on an existing legal judgment against World Programming. We paid this judgment in January 2022, for $65.9 million.

For more than twenty trading days during thirty consecutive trading days ended December 31, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders, and the $199.7 million carrying amount of the convertible senior notes remains classified as a short-term liability as of December 31, 2021. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions.

We own an undeveloped parcel of land adjacent to our headquarters, which we may develop over the next few years. We have not yet determined the nature and scope of the overall timeline and investment beyond the immediate rezoning efforts necessary for our potential use in the future.

Our existing cash and cash equivalents may fluctuate during fiscal 2022, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and global unrest. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however the Company’s customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

We believe that our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements for the next twelve months. We also believe that our financial resources, along with managing discretionary expenses, will allow us to manage the impact of COVID-19 on our business operations for the foreseeable future and withstand global unrest, which could include reductions in revenue and delays in payments from customers and partners. We will continue to evaluate our financial position as developments evolve relating to COVID-19 and global unrest.

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

As of December 31, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of our properties and assets, and the properties and assets of our domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). Our direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2019 Amended Credit Agreement. In addition, the 2019 Amended Credit Agreement contains financial covenants which require, as of the end of each fiscal quarter, the maintenance of a minimum Interest Coverage Ratio of 3.0 to 1.0 a maximum Senior Secured Leverage Ratio of 3.0 to 1.0 and a maximum net Leverage Ratio of 5.0 to 1.0, as such terms are defined in the 2019 Amended Credit Agreement. As of December 31, 2021, we were in compliance with all financial covenants. For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Cash flows

As of December 31, 2021 and 2020, respectively, we had an aggregate of cash and cash equivalents of $413.7 million and $241.2 million, which we held for working capital purposes, acquisitions, and capital expenditures. As of December 31, 2021 and 2020, respectively, $348.0 million and $187.9 million of this aggregate amount was held in the United States, and $60.2 million and $45.7 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2021	2020(1)	2019 (1)
Net cash provided by operating activities	$61,623	$32,882	$31,393
Net cash used in investing activities	(62,482)	(49,092)	(35,839)
Net cash provided by financing activities	175,947	31,250	191,916
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,623)	3,010	342
Net increase in cash, cash equivalents and restricted cash	$172,465	$18,050	$187,812

_____________________________

(1)

For information regarding a comparison of net cash provided/used in operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2021, was $61.6 million, which reflects an increase of $28.7 million compared to the year ended December 31, 2020. This increase was the result of changes to our working capital position for the year ended December 31, 2021.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2021, was $62.5 million, which reflects an increase of $13.4 million compared to the year ended December 31, 2020. This increase was primarily the result of an increase in net cash payments of $13.0 million for business acquisitions for the year ended December 31, 2021, as compared to year ended December 31, 2020.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2021, was $175.9 million, which reflects an increase in cash provided of $144.7 million compared with the year ended December 31, 2020. For the year ended December 31, 2021, we issued 2,935,564 shares of our Class A common stock in a private placement for aggregate net proceeds of $200.0 million and we made a $30.0 million payment on our revolving credit facility. For the year ended December 31, 2020, we had cash borrowings on our revolving credit facility of $30.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $2.6 million for the year ended December 31, 2021, compared to favorable effects of exchange rate changes on cash, cash equivalents and restricted cash of $3.0 million for the year ended December 31, 2020.

Stock repurchase program

In February 2022, our Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to $50.0 million of the Company’s outstanding Class A Common Stock. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. The Company intends to use the share repurchase plan to opportunistically return capital to shareholders while still focusing on its primary goal of investing in the business to drive growth.

The authorization provides that: (1) the new stock repurchase program shall continue until the earlier of the date an aggregate of $50.0 million of common stock has been repurchased , or until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be retired and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Company's 2017 Equity Incentive Plan and the Company’s 2021 Employee Stock Purchase Plan.

Commitments

Our principal commitments as of December 31, 2021, consist of our $230.0 million Convertible Notes due in 2024.

For more than twenty trading days during thirty consecutive trading days ended December 31, 2021, the last reported sale price of our common stock exceeded 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders, and the $199.7 million carrying amount of the convertible senior notes remains classified as a short-term liability as of December 31, 2021. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. Conversion of the notes by noteholders may cause dilution to the ownership interests of existing stockholders. As of December 31, 2021, there have been no requests for conversion.

As of December 31, 2021, there was a balance payable on an existing legal judgment against World Programming. We paid this judgment in January 2022, for $65.9 million. Additionally, we have recorded a $20.3 million liability as part of the acquisition consideration of World Programming that is contingent upon the results of certain legal matters and will be settled in the Company’s Class A common stock.

As of December 31, 2021, we had a net benefit liability of $15.7 million associated with our pension and post-retirement benefit plans. For additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years, see Note 14 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as other commitments. We had $26.4 million in commitments, as of December 31, 2021, primarily due within three years.

We also have approximately $17.3 million of tax liabilities associated with uncertain tax positions. There is a high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, see Note 12 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Critical accounting estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting estimates discussed below are critical to understanding our historical and future performance, as these estimates relate to the more significant areas involving management’s judgments and assumptions. Refer to Note 2 to our consolidated financial statements for our significant accounting policies related to our critical accounting estimates.

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

Most term-based software license agreements include our patented units-based subscription model which allows customers to license a pool of units for their organizations, providing individual users flexible access to our portfolio of engineering software applications as well as to our growing portfolio of partner products. The amount of software usage is limited by the number of the units licensed by the customer. Revenue from these arrangements is fixed (based on the units licensed) and is not based on actual customer usage of each software product.

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

As of December 31, 2021, we do not have any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

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

As of December 31, 2021 and 2020, we had cash, cash equivalents and restricted cash of $413.7 million and $241.5 million, respectively, consisting primarily of bank deposits and money market funds. As of December 31, 2021, we had no borrowings outstanding under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of World Programming Limited, December 2015 Software Limited and S-FRAME Software Inc., which are included in our December 31, 2021 consolidated financial statements and constituted 1% and (16)% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2021, and less than 1% of revenues for the year then ended. We have excluded all current year acquisitions from our annual assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The results of management’s assessment have been reviewed with the Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair Engineering Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Software Revenue Recognition
Description of the Matter

As described in Note 3, the Company’s software contracts with customers typically include a promise to transfer licenses and services to a customer. Judgement is required to allocate the transaction price to each of these performance obligations. The Company’s determination of standalone selling price for performance obligations is based on the midpoint of the range of historical observable prices for goods and services sold separately. In addition, the Company estimates the standalone selling price for certain performance obligations where observable prices are not directly available or a significant portion of historical prices are not within the range. The Company estimates the standalone selling price for each performance obligation at contract inception considering all information that is reasonably available and based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer.

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

Business Combination
Description of the Matter

As described in Note 4, the Company completed the acquisition of World Programming Limited and December 2015 Software Limited for consideration of $70.3 million. This transaction was accounted for as a business combination.

Auditing the Company’s acquisition of World Programming Ltd. was challenging and complex due to significant estimation uncertainty in certain assumptions used to determine the fair value of intangible assets acquired and contingent consideration. The intangible assets acquired primarily consisted of developed technology of $30.5 million and customer relationships of $8.0 million. The significant assumptions used to estimate the fair value of the identified intangible assets included future expected cash flows from product sales, customer contracts and acquired technologies, expenses to operate the acquired business, and discount rates. The significant assumption used to estimate the fair value of the contingent consideration consisted of the Company’s assessment of certain legal proceedings.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets and contingent consideration, including management’s evaluation of the significant assumptions. In addition, we tested controls over management’s review of the valuation calculation performed by its specialist, including management’s procedures to validate the discount rates selected and methods used.

To test the estimated fair value of the identified intangible assets, our audit procedures included evaluating the Company's selected valuation methodology and testing the significant assumptions used in the model. We involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used to determine the fair value estimates, including discount rates used by the Company. We also performed procedures to test the assumptions used to develop the forecasted data used in the model. For example, we compared revenue growth rates to historical results of the acquired business, to third-party market data, to peer companies within the same industry, and to other acquisitions completed by the Company in the past. We compared expenses required to operate the acquired business as a percentage of revenue to historical results of the acquired company, and to other acquisitions completed by the Company in the past. To test the estimated fair value of the contingent consideration, our audit procedures included inquiries with internal counsel to gain an understanding of the status of the legal proceedings, reviewing letters addressing the proceedings from internal and external counsel, obtaining representations from management on the proceedings, and evaluating the Company’s disclosures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Detroit, Michigan
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on Internal Control over Financial Reporting

We have audited Altair Engineering Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altair Engineering Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of World Programming Limited, December 2015 Software Limited and S-FRAME Software, Inc., which are included in the December 31, 2021 consolidated financial statements of the Company and constituted 1% and (16)% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2021 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2022

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$413,743	$241,221
Accounts receivable, net	137,561	117,878
Income tax receivable	9,388	6,736
Prepaid expenses and other current assets	27,529	21,100
Total current assets	588,221	386,935
Property and equipment, net	40,478	36,332
Operating lease right of use assets	28,494	33,526
Goodwill	370,178	264,481
Other intangible assets, net	99,057	76,114
Deferred tax assets	8,495	7,125
Other long-term assets	28,352	25,389
TOTAL ASSETS	$1,163,275	$829,902
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$—	$29,962
Accounts payable	6,647	8,594
Accrued compensation and benefits	42,307	34,772
Current portion of operating lease liabilities	9,933	10,331
Other accrued expenses and current liabilities	122,226	31,404
Deferred revenue	93,160	85,691
Convertible senior notes, net	199,705	—
Total current liabilities	473,978	200,754
Convertible senior notes, net	—	188,300
Operating lease liabilities, net of current portion	19,550	24,323
Deferred revenue, non-current	12,872	9,388
Other long-term liabilities	42,894	27,767
TOTAL LIABILITIES	549,294	450,532
Commitments and contingencies
MEZZANINE EQUITY	784	784
STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued or outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 51,524 and 44,216 shares as of December 31, 2021 and 2020, respectively	5	4
Class B common stock, authorized 41,203 shares, issued and outstanding 27,745 and 30,111 shares as of December 31, 2021 and 2020, respectively	3	3
Additional paid-in capital	724,226	474,669
Accumulated deficit	(102,087)	(93,293)
Accumulated other comprehensive loss	(8,950)	(2,797)
TOTAL STOCKHOLDERS’ EQUITY	613,197	378,586
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$1,163,275	$829,902

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue
License	$324,808	$259,965	$244,321
Maintenance and other services	128,938	131,746	122,381
Total software	453,746	391,711	366,702
Software related services	31,823	26,454	34,576
Total software and related services	485,569	418,165	401,278
Client engineering services	39,282	44,320	48,987
Other	7,328	7,436	8,650
Total revenue	532,179	469,921	458,915
Cost of revenue
License	19,929	19,637	21,285
Maintenance and other services	47,862	38,688	38,401
Total software	67,791	58,325	59,686
Software related services	23,205	21,243	25,640
Total software and related services	90,996	79,568	85,326
Client engineering services	31,710	35,684	39,875
Other	6,960	6,053	7,398
Total cost of revenue	129,666	121,305	132,599
Gross profit	402,513	348,616	326,316
Operating expenses
Research and development	151,049	126,081	117,510
Sales and marketing	132,750	111,440	106,051
General and administrative	91,500	86,432	82,178
Amortization of intangible assets	18,357	16,376	14,442
Other operating income	(3,482)	(3,426)	(2,072)
Total operating expenses	390,174	336,903	318,109
Operating income	12,339	11,713	8,207
Interest expense	12,065	11,598	6,371
Other expense (income), net	562	(1,917)	(1,552)
(Loss) income before income taxes	(288)	2,032	3,388
Income tax expense	8,506	12,532	10,930
Net loss	$(8,794)	$(10,500)	$(7,542)
Loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.14)	$(0.11)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic and diluted	76,179	73,241	71,544

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(8,794)	$(10,500)	$(7,542)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(7,254)	7,782	1,895
Retirement related benefit plans (net of tax effect of $(296), $308 and $(16), respectively)	1,101	(1,051)	(133)
Total other comprehensive (loss) income	(6,153)	6,731	1,762
Comprehensive loss	$(14,947)	$(3,769)	$(5,780)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common stock				Additional		other	Total
(in thousands)	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at January 1, 2019	38,349	$4	32,171	$3	$379,832	$(74,863)	$(11,290)	$293,686
Net loss	—	—	—	—	—	(7,542)	—	(7,542)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	50,009	—	—	50,009
Issuance of common stock for acquisitions	250	—	—	—	7,637	—	—	7,637
Exercise of stock options and other	1,571	—	—	—	1,510	—	—	1,510
Vesting of restricted stock	61		—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,040	—	(1,040)	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,645	—	—	7,645
Foreign currency translation, net of tax	—	—	—	—	—	—	1,895	1,895
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(133)	(133)
Balance at December 31, 2019	41,271	4	31,131	3	446,633	(82,405)	(9,528)	354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	—	(10,500)	—	(10,500)
Issuance of common stock for acquisitions	230	—	—	—	3,504	—	—	3,504
Exercise of stock options	1,472	—	—	—	1,710	—	—	1,710
Vesting of restricted stock	223		—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,020	—	(1,020)	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,254	—	—	21,254
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	7,782	7,782
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(1,051)	(1,051)
Balance at December 31, 2020	44,216	4	30,111	3	474,669	(93,293)	(2,797)	378,586
Net loss	—	—	—	—	—	(8,794)	—	(8,794)
Issuance of common stock in private placement, net of issuance costs	2,936	1	—	—	199,871	—	—	199,872
Issuance of common stock for acquisitions	155	—	—	—	3,690	—	—	3,690
Exercise of stock options	1,478	—	—	—	2,262	—	—	2,262
Vesting of restricted stock	373	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	2,366	—	(2,366)	—	—	—	—	—
Stock-based compensation	—	—	—	—	43,734	—	—	43,734
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,254)	(7,254)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	1,101	1,101
Balance at December 31, 2021	51,524	$5	27,745	$3	$724,226	$(102,087)	$(8,950)	$613,197

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
OPERATING ACTIVITIES:
Net loss	$(8,794)	$(10,500)	$(7,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,644	23,806	21,522
Provision for credit loss	514	1,259	671
Amortization of debt discount and issuance costs	11,428	10,829	5,663
Stock-based compensation expense	44,549	21,355	8,528
Deferred income taxes	(1,502)	(10,350)	(950)
Other, net	757	118	6
Changes in assets and liabilities:
Accounts receivable	(15,645)	(11,032)	(7,901)
Prepaid expenses and other current assets	(9,026)	(2,131)	(2,396)
Other long-term assets	(6,682)	(4,527)	(2,591)
Accounts payable	(3,857)	(1,839)	(426)
Accrued compensation and benefits	7,761	1,985	(1,232)
Other accrued expenses and current liabilities	6,365	5,629	615
Deferred revenue	10,111	8,280	17,426
Net cash provided by operating activities	61,623	32,882	31,393
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(53,983)	(41,028)	(25,720)
Capital expenditures	(7,849)	(6,093)	(9,660)
Payments for acquisition of developed technology	(344)	(2,133)	(473)
Other investing activities, net	(306)	162	14
Net cash used in investing activities	(62,482)	(49,092)	(35,839)
FINANCING ACTIVITIES:
Proceeds from private placement of common stock	200,000	—	—
Payments on revolving commitment	(30,000)	—	(127,941)
Proceeds from employee stock purchase plan contributions	4,222	—	—
Proceeds from the exercise of common stock options	2,262	1,710	1,510
Borrowings under revolving commitment	—	30,000	96,992
Proceeds from issuance of convertible senior notes, net of underwriters' discounts and commissions	—	—	223,101
Payments for issuance costs of convertible senior notes	—	—	(1,233)
Other financing activities	(537)	(460)	(513)
Net cash provided by financing activities	175,947	31,250	191,916
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,623)	3,010	342
Net increase in cash, cash equivalents and restricted cash	172,465	18,050	187,812
Cash, cash equivalents and restricted cash at beginning of year	241,547	223,497	35,685
Cash, cash equivalents and restricted cash at end of period	$414,012	$241,547	$223,497
Supplemental disclosures of cash flow:
Interest paid	$633	$731	$664
Income taxes paid	$9,168	$12,666	$7,686
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$3,690	$3,504	$7,637
Promissory notes issued and deferred payment obligations for acquisitions	$86,936	$1,266	$497
Finance leases	$9	$118	$632
Property and equipment in accounts payable and other current liabilities	$1,056	$1,671	$259

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. Altair deliver’s software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair’s products and services help create a more sustainable future for the planet. The Company is based in Troy, Michigan.

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

Altair’s software products represent a comprehensive, open architecture solution for simulation, HPC, data analytics, and AI to empower decision making for improved product design and development, manufacturing, energy management and exploration, financial services, health care, and retail operations. Altair believes its products offer a comprehensive set of technologies to design and optimize high-performance, efficient, innovative and sustainable products and processes.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted future cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and third-party independent appraisals. No impairment losses were recognized in 2021, 2020, or 2019.

Goodwill and other indefinite-lived intangible assets

Goodwill represents the excess of the consideration transferred for an acquired entity over the estimated fair values of the net tangible assets and the identifiable assets acquired. As described in Note 4 – Acquisitions, the Company has recorded goodwill in connection with certain acquisitions. Goodwill and other indefinite-lived intangible assets are not amortized, but rather are reviewed for impairment annually or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

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

The Company performs its annual impairment review of goodwill in the fourth quarter of each year and when a triggering event occurs between annual impairment dates. For 2021, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of its reporting unit with goodwill was less than the carrying amounts. Accordingly, the Company determined that its goodwill was not impaired.

The Company performs its annual impairment review of indefinite-lived intangibles in the fourth quarter of each year and when a triggering event occurs between annual reporting dates. In 2021, the Company performed a qualitative assessment of indefinite-lived trade names and determined there was no indication of impairment. Accordingly, no impairment charges were recognized in 2021 .

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward for three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of December 31, 2021, the Company had approximately $12.0 million receivables from the French government related to CIR, of which $3.5 million is recorded in income tax receivable and the remaining $8.5 million is recorded in other long-term assets. As of December 31, 2020, the Company had approximately $13.2 million receivables from the French government related to CIR, of which $3.2 million was recorded in income tax receivable and the remaining $10.0 million was recorded in other long-term assets. CIR is subject to customary audit by the French tax authorities.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $4.3 million, $4.0 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Mezzanine equity

In 2017, the Company issued 200,000 shares of Class A common stock to a third-party as partial consideration for the purchase of developed technology. These shares have a put right that can be exercised by the holder five years from date of purchase at $12.50 per share that requires the shares to be recorded at fair value and classified as mezzanine equity in the consolidated balance sheet. The put right option is terminated if the shareholders sell their shares. As of December 31, 2017, the Company concluded that it is no longer probable that the put option will be exercised as the put value is substantially below market value and subsequent adjustment is not required.

During the year ended December 31, 2020, the third-party holder sold 133,336 shares on the open market and as a result, the issuance value of those shares was reclassified into permanent equity from mezzanine equity. As of December 31, 2021, the remaining 66,664 shares continue to be classified as mezzanine equity until one of the following three events take place: (1) the shares are sold on the open market; (2) a redemption feature lapses; or (3) there is a modification of the terms of the instrument.

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

Stock-based compensation

Employee stock-based awards, consisting of stock options, restricted stock units (RSUs) and employee stock purchase plan (ESPP) shares expected to be settled by issuing shares of Class A common stock, are recorded as equity awards. The fair value of stock options and ESPP shares on the date of grant is measured using the Black-Scholes option pricing model. The Company expenses the grant date fair value of its time-vested stock options subject to graded vesting using the straight-line method over the applicable service period. The Company expenses the fair value of ESPP shares over the offering period. The fair value of RSUs is measured using the fair value of the Company’s Class A common stock on the date of the grant. The fair value of RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally four years.

Business combinations

The Company accounts for business acquisitions using the acquisition method of accounting. The fair value of purchase consideration of the acquired businesses is allocated to the identifiable tangible and intangible assets acquired and liabilities assumed in the transaction based upon their estimated fair values as of the acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

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

Business Combinations – In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The Company elected to early adopt ASU 2021-08 on prospective basis, effective January 1, 2021. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Debt – In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The guidance allows entities to use a modified or full retrospective transition method. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company will adopt ASU 2020-06 on January 1, 2022 and is currently evaluating the effect of the new guidance on its consolidated financial statements and earnings per share attributable to common stockholders.

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

Disaggregation of revenue

The Company disaggregates its revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Term licenses and other (1)	$283,226	$224,472	$201,881
Perpetual licenses	41,582	35,493	42,440
Maintenance	122,733	117,159	103,699
Professional software services (1)	6,205	14,587	18,682
Software related services	31,823	26,454	34,576
Client engineering services	39,282	44,320	48,987
Other	7,328	7,436	8,650
Total revenue	$532,179	$469,921	$458,915
(1)

Term licenses and other includes hardware revenue of $9 million for the year ended December 31, 2021, and was reported in License revenue. Professional software services includes hardware revenue of $10 million and $12 million for the years ended December 31 2020 and 2019, respectively, and was reported in Maintenance and other services revenue.

The Company derived approximately 12.0%, 11.2% and 9.8% of its total revenue through indirect sales channels for the years ended December 31, 2021, 2020 and 2019, respectively.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of the transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of December 31, 2021 and 2020, respectively, capitalized costs to obtain a contract were $4.5 million and $3.7 million recorded in Prepaid and other current assets and $0.4 million and $0.6 million recorded in Other long-term assets. Sales commissions were $7.3 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively, and were included in sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of December 31, 2021, contract assets were $3.8 million included in Accounts receivable and $2.3 million included in Prepaid expenses and other current assets. As of December 31, 2020, contract assets were $6.7 million included in Accounts receivable, $1.4 million included in Prepaid expenses and other current assets, and $1.3 million included in Other long-term assets.

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

Approximately $78.0 million of revenue recognized during 2021 was included in the deferred revenue balances at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $146.4 million and $131.4 million as of December 31, 2021 and 2020, respectively, Of the amount recorded as of December 31, 2021, the Company expects to recognize approximately 80% over the next 12 months and the remainder thereafter.

4. Acquisitions

World Programming

In December 2021, the Company acquired all of the outstanding capital stock of two related privately held companies, World Programming Limited and December 2015 Software Limited (together “World Programming”), from the stockholders named therein, for preliminary aggregate consideration of $70.3 million. The closing consideration of $70.3 million consisted of cash in the amount of $50.0 million, subject to a customary working capital adjustment and an aggregate of $20.3 million of contingent consideration, consisting of the Company’s Class A Common Stock (the “Stock Consideration”). The dates on which the Stock Consideration is issuable and the number of shares issuable on such dates depend primarily on certain aspects of legal proceedings in which World Programming and SAS Institute, Inc. are engaged. For further information on the legal proceedings see Note 16.

In addition, per the stock purchase agreement, $29.5 million worth of Class A Common Stock will be issued subject to the continuing employment of certain key employees and are not reflected in aggregate consideration but will be recognized as stock-based compensation over the employment period. For further information on the stock-based compensation see Note 11.

World Programming is an enterprise software company based in the UK with a global customer base and focused on data analytics for financial services, insurance, manufacturing, life sciences, energy, consumer products, and retail applications. World Programming’s platform supports development and execution of multi-language software solutions leveraging popular languages used in data science including Python, R, and the SAS language in a single program.

The Company expects this acquisition to be accretive to its software business, broaden its market opportunities, and contribute to long-term growth goals.

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair value as of the acquisition date. The following table summarizes the preliminary purchase consideration transferred to acquire World Programming and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$70,340
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,895
Accounts receivable	6,685
Other assets	1,636
Property and equipment	2,209
Trade names (4-year life)	300
Developed technology (5-year life)	30,500
Customer relationships (7-year life)	8,000
SAS legal liability	(66,596)
Accounts payable and other liabilities	(3,574)
Deferred revenue	(2,737)
Deferred tax liabilities and other tax reserves	(9,893)
Total net identifiable assets acquired and liabilities assumed	(31,575)
Goodwill (1)	$101,915
(1)	Goodwill is primarily attributable to market synergies expected to arise after the acquisition and is not deductible for tax purposes. All goodwill is recorded in the Software segment.

The preliminary estimated fair values of assets acquired and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. The valuation was complex due to the significant estimation uncertainty in certain assumptions used to determine the fair value of intangible assets acquired and contingent consideration. The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, contingent consideration, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The Company did not incur any material acquisition costs in connection with the acquisition of World Programming. The financial results of World Programming have been included in the consolidated financial statements since the acquisition date.

Univa

In September 2020, the Company acquired all of the outstanding capital stock and equity interests of Univa Corporation (“Univa”) for aggregate consideration of $30.2 million. The allocation of fair value of purchase consideration was finalized in 2021, and there were no material changes to the fair value of assets acquired and liabilities assumed, as previously reported.

The following table summarizes the preliminary purchase consideration transferred to acquire Univa and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$30,184
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	193
Accounts receivable	956
Other assets	164
Trade names (4-year life)	200
Developed technology (6-year life)	9,000
Customer relationships (7-year life)	4,800
Accounts payable and other liabilities	(891)
Deferred revenue	(874)
Deferred tax liabilities	(1,100)
Total net identifiable assets acquired and liabilities assumed	12,448
Goodwill (1)	$17,736
(1)	Goodwill is primarily attributable to market synergies expected to arise after the acquisition and is not deductible for tax purposes. All goodwill is recorded in the Software segment.

Other business acquisitions

During the years ended December 31, 2021 and 2020, the Company completed other business acquisitions that were individually insignificant to the Company’s consolidated financial statements. The Company has accounted for all acquisitions using the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. All goodwill in recorded in the Software segment. The Company’s transaction costs related to these acquisitions was not material.

In addition to the World Programming acquisition, the Company completed another acquisition in 2021. The aggregate purchase price of fair value of assets acquired, liabilities assumed, goodwill and other intangible assets of the acquisition was not material. Goodwill is not deductible for tax purposes.

The aggregate purchase price of the 2020 acquisitions, excluding Univa, was $16.9 million and was allocated to assets acquired and liabilities assumed at their estimated fair values. The allocation included $6.2 million to developed technology, $2.2 million to customer relationships and $8.2 million to goodwill, and approximately $0.7 million was deductible for tax purposes.

5. Supplementary Information

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

	December 31,
	2021	2020
Cash and cash equivalents	$413,743	$241,221
Restricted cash included in other long-term assets	269	326
Total cash, cash equivalents, and restricted cash	$414,012	$241,547

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable, trade	$133,717	$111,162
Contract assets	3,844	6,716
Accounts receivable, net	$137,561	$117,878

A provision for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of a provision for credit loss of $2.5 million and $2.6 million at December 31, 2021 and 2020, respectively. Activity in the provision for credit loss was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$(2,559)	$(1,415)	$(1,150)
Adoption of ASC 326 on beginning allowance	—	(388)	—
Provision charged to expense	(514)	(1,259)	(671)
Write-off, net of recoveries	500	563	413
Effects of foreign currency translation	34	(60)	(7)
Balance, end of year	$(2,539)	$(2,559)	$(1,415)

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated	December 31,
	useful lives	2021	2020
Land	Indefinite	$9,888	$10,067
Building and improvements	5-39 years	18,358	15,630
Computer equipment and software	3-5 years	45,027	41,451
Office furniture and equipment	5-15 years	12,947	10,136
Leasehold improvements	(1)	9,829	9,652
Right of use assets under finance leases	(1)	2,532	2,665
Total property and equipment		98,581	89,601
Less: accumulated depreciation and amortization		58,103	53,269
Property and equipment, net		$40,478	$36,332

(1)	Shorter of lease term or estimated useful life, generally ranging from five to ten years.

Depreciation expense, including amortization of right of use assets under finance leases, was $7.3 million, $7.4 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	December 31,
	2021	2020
Obligations related to acquisition of businesses	$87,636	$1,957
Accrued VAT	6,047	6,604
Income taxes payable	5,887	7,250
Employee stock purchase plan obligations	4,222	—
Accrued professional fees	3,516	3,156
Accrued royalties	2,537	2,009
Non-income tax liabilities	1,653	1,366
Defined contribution plan liabilities	1,513	1,660
Billings in excess of cost	1,459	1,108
Other current liabilities	7,756	6,294
Total	$122,226	$31,404

The following table provides the details of other long-term liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax liabilities	$15,389	$8,028
Pension and other post retirement liabilities	15,086	14,497
Other liabilities	12,419	5,242
Total	$42,894	$27,767

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

Restructuring expense

During the first quarter of 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $5.1 million for the year ended December 31, 2021. There are no remaining costs as of December 31, 2021, and all amounts were paid in 2021. The restructuring costs were attributable primarily to the Software reportable segment.

Restructuring expense was recorded as follows (in thousands):

Year Ended
December 31, 2021
Cost of revenue - software	$1,025
Research and development	1,721
Sales and marketing	1,836
General and administrative	471
Total restructuring expense	$5,053

Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Foreign exchange loss (gain)	$1,103	$(787)	$745
Other	(541)	(1,130)	(2,297)
Other expense (income), net	$562	$(1,917)	$(1,552)

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, are as follows (in thousands):

Balance as of December 31, 2019	$233,683
Acquisitions	25,932
Effects of foreign currency translation and other	4,866
Balance as of December 31, 2020	264,481
Acquisitions	108,772
Effects of foreign currency translation and other	(3,075)
Balance as of December 31, 2021	$370,178

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	December 31, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$110,891	$49,672	$61,219
Customer relationships	7-10 years	48,277	21,859	26,418
Other intangibles	4-10 years	647	127	520
Total definite-lived intangible assets		159,815	71,658	88,157
Indefinite-lived intangible assets:
Trade names		10,900		10,900
Total other intangible assets		$170,715	$71,658	$99,057

	December 31, 2020
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$78,841	$37,651	$41,190
Customer relationships	7-10 years	40,207	16,673	23,534
Other intangibles	4-10 years	344	84	260
Total definite-lived intangible assets		119,392	54,408	64,984
Indefinite-lived intangible assets:
Trade names		11,130		11,130
Total other intangible assets		$130,522	$54,408	$76,114

Amortization expense related to amortizing intangible assets was $18.4 million, $16.4 million and $14.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense for the next five years as of December 31, 2021, is as follows (in thousands):

Year ending
December 31, 2022	$23,164
December 31, 2023	21,472
December 31, 2024	18,881
December 31, 2025	12,479
December 31, 2026	9,910
Thereafter	2,251
Total	$88,157

7. Debt

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

For more than twenty trading days during the thirty consecutive trading days ended December 31, 2021, the last reported sale price of the Company’s Class A common stock exceeded 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of December 31, 2021. As of the date of this filing, none of the holders of the Convertible Notes have submitted requests for conversion.

The Company may settle the Convertible Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election. The Company intends to settle the principal amount of the Convertible Notes in cash and the conversion spread in shares. As of December 31, 2021, the “if-converted value” exceeded the principal amount of the Convertible Notes by $111.1 million.

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

The net carrying value of the liability component of the Convertible Notes was as follows (in thousands):

	December 31,
	2021	2020
Principal	$230,000	$230,000
Less: unamortized debt discount	27,022	37,190
Less: unamortized debt issuance costs	3,273	4,510
Net carrying amount	$199,705	$188,300

The net carrying value of the equity component of the Convertible Notes was $50.0 million as of December 31, 2021 and 2020.

The interest expense related to the Convertible Notes was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Contractual interest expense	$575	$575	$313
Amortization of debt issuance cost and discount	11,405	10,806	5,635
Total	$11,980	$11,381	$5,948

Credit agreement

Revolving credit facility

The Company has a $150.0 million credit agreement with a maturity date of December 15, 2023 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement provides for an accordion feature that allows the Company to expand the size of the revolving line of credit by an additional $50.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2019 Amended Credit Agreement).

As of December 31, 2021, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing at that time. In January 2021, the Company repaid the $30.0 million borrowing outstanding as of December 31, 2020. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

Borrowings under the 2019 Amended Credit Agreement bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day plus 1/2 of 1.00% or (3) the Adjusted LIBO Rate (as defined in the 2019 Amended Credit Agreement) for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted LIBO Rate. The applicable margin for borrowings under the 2019 Amended Credit Agreement is based on the Company’s most recently tested consolidated total net leverage ratio and will vary from (a) in the case of Eurodollar loans, 1.25% to 2.00%, and (b) in the case of ABR loans or swingline loans, 0.25% to 1.00%. The Company pays a commitment fee ranging from 0.15% to 0.30% on the unused portion of the 2019 Amended Credit Agreement. The weighted average interest rate on borrowings under the 2019 Amended Credit Agreement was 1.7% for the year ended December 31, 2021.

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

As of December 31, 2021, the Company was in compliance with all of the above financial covenants.

Other

The Company has available overdraft and line of credit facilities in several countries in which it operates. These credit facilities are with various domestic and international banks and are at quoted market rates. As of December 31, 2021 and 2020, the Company had $3.3 million and $3.6 million, respectively, of availability under these facilities and there were no outstanding commitments.

8. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease obligations on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of long-term debt, and long-term debt on the consolidated balance sheets.

Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. At commencement date, the ROU asset also includes adjustments for lease prepayments, lease incentives received and the lessee's initial direct costs, if applicable. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The incremental borrowing rates are determined using rates specific to the term of the lease, economic environments where lease activity is concentrated, value of lease portfolio, and assuming full collateralization of the loans. Subsequent to the commencement date, the operating ROU asset is equal to the remeasured lease liability adjusted for cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, unamortized lease incentives, unamortized initial direct costs and any impairment of the ROU assets. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease cost for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company does not recognize a lease liability or ROU asset for short-term leases (leases with a term of twelve months or less). For contracts with lease and non-lease components, the Company does not allocate the contract consideration, and accounts for the lease and non-lease components as a single lease component.

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 6.7 years, some of which include one or more options to renew, with renewal terms up to six years and some of which include options to terminate the leases within the next three years.

The components of lease cost were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Operating lease cost	$13,754	$13,412	$13,287

Finance lease cost:
Amortization of ROU assets	$440	$634	$525
Interest on lease liabilities	18	32	21
Total finance lease cost	$458	$666	$546

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $12.2 million, $12.1 million and $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Supplemental balance sheet information related to lease liabilities was as follows:

	December 31,
(in thousands, except lease term and discount rate)	2021	2020
Operating leases:
Operating lease ROU assets	$28,494	$33,526

Current portion of operating lease liabilities	$9,933	$10,331
Operating lease liabilities, net of current portion	19,550	24,323
Total operating lease liabilities	$29,483	$34,654

Weighted average remaining lease term	3.8	4.2
Weighted average discount rate	4.3%	4.7%

Finance leases:
Property and equipment	$2,532	$2,665
Accumulated depreciation	(2,151)	(1,797)
Property and equipment, net	$381	$868

Other accrued expenses and current liabilities	$195	$422
Other long-term liabilities	146	353
Total finance lease liabilities	$341	$775

Weighted average remaining lease term	1.5	2.1
Weighted average discount rate	2.9%	3.1%

Supplemental cash flow information related to leases was as follows (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,058)	$(11,875)	$(11,355)
Operating cash flows from finance leases	$(18)	$(32)	$(46)
Financing cash flows from finance leases	$(407)	$(456)	$(438)

ROU assets obtained in exchange for lease obligations:
Operating leases	$6,577	$11,713	$11,251
Finance leases	$9	$118	$632

Maturities of operating lease liabilities as of December 31, 2021, were as follows (in thousands):

Year ending December 31,
2022	$11,255
2023	8,731
2024	5,412
2025	3,418
2026	2,486
Thereafter	1,542
Total lease payments	32,844
Less: imputed interest	3,361
Total operating lease liabilities	$29,483

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of December 31, 2021, the fair value of the Convertible Notes was $392.1 million and is presented for required disclosure purposes only. For further information on the Convertible Notes see Note 7.

The Company is exposed to certain financial market risks related to its ongoing business operations. The Company can manage foreign currency exchange rate risk and interest rate risk through derivative financial instruments and hedging activities. Derivative financial instruments and hedging activities can be utilized to protect the Company’s cash flow from adverse movements in foreign currency exchange rates and to manage interest costs. Although the Company is exposed to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments, the Company attempts to limit this exposure by entering into agreements directly with major financial institutions that meet the Company’s credit standards and that are expected to fully satisfy their obligations under the contracts. The Company had no foreign exchange contracts or derivative financial instruments as of December 31, 2021 or 2020.

10. Stockholders’ equity

Preferred stock

As of December 31, 2021, the Company had authorized 45,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common stock

As of December 31, 2021, the Company had authorized 513,796,572 shares of Class A common stock, par value $0.0001, and 41,203,428 shares of Class B common stock, par value $0.0001. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

The holders of Class A and Class B common stock are entitled to dividends at the sole discretion of the Board of Directors. No common stock dividends were declared or paid in 2021, 2020, or 2019.

11. Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 1,356,475 stock options with an exercise price of $.000025 remain outstanding as of December 31, 2021. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2021	2,533,931	$0.000025	16.0
Exercised	(1,177,456)	$0.000025
Forfeited	—	$—
Outstanding and exercisable as of December 31, 2021	1,356,475	$0.000025	15.0	$104.9

The total intrinsic value of the NSO Plan stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $78.7 million, $43.1 million and $28.8 million, respectively.

Incentive and nonqualified stock-based plan

Also, in 2001, the Company established the Incentive and Nonqualified Stock-based Plan (“ISO Plan”) which was authorized to issue nonqualified stock options and incentive stock options totaling 11,153,872 shares of Class A common stock. This plan was completed in 2020 and no options remained outstanding. The total intrinsic value of the ISO Plan stock options exercised during the years ended December 31, 2020 and 2019, was $3.8 million and $14.4 million, respectively.

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

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2021	824,652	$4.26	5.1
Granted	—	$—
Exercised	(279,563)	$4.46
Forfeited	(1,200)	$5.18
Outstanding and exercisable at December 31, 2020	543,889	$4.15	4.0	$39.8

The total intrinsic value of the 2012 Plan stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $17.5 million, $13.9 million and $11.2 million, respectively.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of January 1, 2021	1,154,936
Granted	579,464
Vested	(372,898)
Forfeited	(80,091)
Outstanding as of December 31, 2021	1,281,411

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2021	4,203,482	$45.68	9.7
Granted	887,431	$75.34
Exercised	(23,681)	$42.49
Forfeited	(191,670)	$47.50
Outstanding as of December 31, 2021	4,875,562	$51.02	8.8	$130.1
Exercisable as of December 31, 2021	24,542	$33.46	8.1	$1.1

The weighted average grant date fair value of the RSUs was $69.88 and the RSUs generally vest in four equal annual installments. The fair value of RSUs that vested during the year ended December 31, 2021, was $23.8 million. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2021, was $51.1 million and is expected to be recognized over a weighted average period of 2.1 years.

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

The fair values of the Company’s stock options granted during the year ended December 31, 2021, 2020 and 2019, were estimated using the following assumptions:

	2021 grants	2020 grants	2019 grants
Weighted average grant date fair value per share	$61.93 - 80.06	$29.22 - 57.72	$38.11
Expected volatility	35%	34 - 35%	42%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	1.1% - 1.2%	0.46 - 0.6%	1.80%
Expected dividend yield	0%	0%	0%

These assumptions and estimates are as follows:

•	Fair Value of Common Stock. The Company used the publicly quoted price as reported on the Nasdaq Global Select Market as the fair value of its common stock.

•	Expected Term. The Company used the simplified method to determine the expected term.
•	Risk-Free Interest Rate. The Company based the risk-free interest rate on U.S. Treasury zero-coupon yield curves with a remaining term equal to the expected term of the option.
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

Each offering period will last a number of months determined by the plan administrator, up to a maximum of 27 months. The initial offering period began on July 15, 2021, and ended on January 14, 2022, and new offering periods are expected to begin on each January 15 and July 15 thereafter, unless modified by the plan administrator. The ESPP allows participants to purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation or $25,000, whichever is lower, and subject to limitations under Section 423 of the Internal Revenue Code. The plan administrator has limited participant contributions to $1,000 per month to prevent prejudicial advantages to higher compensated employees. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date.

As of December 31, 2021, $4.2 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions. There were no purchases related to the ESPP for the year ended December 31, 2021.  The Company recognized $1.2 million of stock-based compensation expense related to the ESPP for the year ended December 31, 2021.

Other

In connection with the acquisition of Polliwog in October 2019, per the Stock Purchase Agreement, 256,594 shares of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment. The shares will be issued on the one-, two- and three-year anniversaries of the closing, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration.

The estimated post combination expense to the Company as a result of the Polliwog business combination was approximately $8.7 million which is recognized on a straight-line basis over the employment period that was stipulated in the Stock Purchase Agreement. As of December 31, 2021, the weighted average remaining service period is 0.8 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $2.9 million, $2.9 million and $0.7 million expense related to these shares for the years ended December 31, 2021, 2020 and 2019, respectively.

In connection with the acquisition of World Programming in December 2021, per the Stock Purchase Agreement, $29.5 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued on the one-, two- and three-year anniversaries of the certain legal matters being resolved, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration.

The estimated post combination expense to the Company as a result of the World Programming business combination was approximately $29.5 million which is recognized on an accelerated method over the employment period. As of December 31, 2021, the weighted average remaining service period is 3.0 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $0.7 million for the year ended December 31, 2021.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cost of revenue-software	$5,619	$2,473	$1,069
Research and development	16,561	8,372	2,917
Sales and marketing	15,044	6,423	2,250
General and administrative	7,325	4,087	2,292
Total stock-based compensation expense	$44,549	$21,355	$8,528

12. Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
U.S.	$(27,850)	$(22,127)	$(14,732)
Non-U.S.	27,562	24,159	18,120
	$(288)	$2,032	$3,388

The significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current
U.S. Federal	$—	$—	$—
Non-U.S.	9,781	23,197	11,434
U.S. State and Local	227	(315)	446
Total current	10,008	22,882	11,880
Deferred
U.S. Federal	26	(881)	193
Non-U.S.	(1,550)	(9,849)	(1,143)
U.S. State and Local	22	380	—
Total deferred	(1,502)	(10,350)	(950)
Income tax expense	$8,506	$12,532	$10,930

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate to income tax expense is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21%	21%	21%
Income taxes at U.S. federal statutory rate	$(60)	$427	$711
Foreign income taxes at rates other than the federal statutory rate	2,950	1,161	1,247
U.S. state and local income taxes, net of U.S. federal tax benefit	(4,826)	(4,892)	(6,836)
U.S. effect of changes in tax laws	—	4,946	—
U.S. effect of foreign operations	1,827	1,205	8,609
Change in valuation allowance	20,212	5,215	18,138
Foreign withholding taxes	(4,545)	5,236	5,975
U.S. foreign tax credit and deduction	(288)	(1,308)	(7,059)
Research and development tax credit	(784)	2,576	(2,600)
Stock-based compensation	(12,791)	(5,034)	(4,628)
Other	753	825	(768)
Uncertain tax positions	6,058	2,175	(1,859)
Income tax expense	$8,506	$12,532	$10,930

The Tax Cuts and Jobs Act, or the Tax Act, subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the years ended December 31, 2021 and 2020 due to a full valuation allowance on U.S. net deferred tax assets. In addition, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. On July 23, 2020, the Department of Treasury published final regulations under the GILTI and Subpart F provisions of the Code regarding the treatment of income that is subject to a high rate of foreign tax (“high-tax exclusion”). These regulations, among other things, permit U.S. shareholders of foreign corporations to make an election for a controlled foreign corporation to exclude from subpart F income any item of income received by the controlled foreign corporation if that income is subject to an effective tax rate greater than 90% of the maximum U.S. corporate income tax rate of 21%. The Company has evaluated the impact of these regulations and made an election to avail the high-tax exclusion for tax years 2018, 2019 and 2020. Since this is an annual election, the Company intends to make a high-tax exclusion election for 2021 tax year and has recorded the impact of the election in its 2021 year-end tax provision.

Deferred income tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. The approximate tax effect of each type of temporary difference, and operating losses and tax credit carryforwards that give rise to a significant portion of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$12,217	$12,135
Net operating loss carryforwards	87,144	66,160
Tax credit carryforwards	26,035	26,299
Stock-based compensation	5,011	3,766
Capitalized research and development	4,408	6,472
Lease obligation	8,518	9,956
Employee benefits	6,460	5,980
Other	3,866	2,618
Total gross deferred tax assets	153,659	133,386
Less: valuation allowances	(119,981)	(96,831)
Net deferred tax assets (1)	33,678	36,555
Deferred tax liabilities:
Prepaid royalties	—	584
Property and equipment and intangibles	21,834	16,177
Deferred tax on investment in subsidiary	1,500	790
Lease right of use asset	8,283	9,610
Convertible debt, net of issuance costs	6,331	8,685
Other	2,624	1,612
Total deferred tax liabilities	40,572	37,458
Total net deferred tax (liabilities) assets	$(6,894)	$(903)

(1)	Reflects gross amount before jurisdictional netting of deferred tax assets and liabilities.

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

The following table summarizes the changes to the valuation allowance balance (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$96,831	$84,356	$78,155
Additions charged to expense	20,212	5,215	18,138
Other	2,938	7,260	(11,937)
Ending balance	$119,981	$96,831	$84,356

The change in valuation allowance in Other for 2021 of $2.9 million is primarily related to a valuation allowance recorded on deferred tax assets established during purchase accounting from the World Programming acquisition. The change in valuation allowance in Other for 2020 of $7.3 million is primarily related to a valuation allowance recorded on deferred tax assets established during purchase accounting from the Univa acquisition. The change in valuation allowance in Other for 2019 of $11.9 million is related to the issuance of convertible debt, net of issuance costs.

The following table summarizes the amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2021 (in thousands):

	Expiration dates	Amounts
U.S. general business credits and loss carryforwards	2022-Indefinite	$91,144
Foreign general business credits and loss carryforwards	2022-Indefinite	17,593
U.S. foreign tax credits	2027	4,442
Total operating loss and tax credit carryforwards		$113,179

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefits—January 1	$8,310	$12,114	$13,743
Additions (reductions) for tax positions of current period	1,042	209	50
Additions for tax positions of prior periods	8,983	1,849	600
Reductions for tax positions of prior periods	(1,934)	(5,862)	(2,117)
Reductions due to statute of limitations	(25)	—	(162)
Unrecognized tax benefits—December 31	$16,376	$8,310	$12,114

As of December 31, 2021, the Company had $11.0 million of gross unrecognized tax benefits that if recognized would affect the effective tax rate. The Company expects a reduction over the next 12 months in the gross unrecognized tax benefits of approximately $0.2 million which if recognized would not impact the effective tax rate during 2022.

The Company operates globally but considers its more significant tax jurisdictions to include the United States, India, Germany, Japan, and China. India has tax years open for examination from 2010 through 2021. All other significant jurisdictions have open tax years from 2016 through 2021.

The Company records interest and penalties with respect to unrecognized tax benefits as a component of the provision for income taxes. For the years ended December 31, 2021, 2020, and 2019, accrued interest and penalties related to unrecognized tax benefits were approximately $1.0 million, $0.5 million, and $3.4 million, respectively.

13. Net loss per share

Basic net (loss) income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, RSUs and ESPP shares. Diluted net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options, RSUs and ESPP shares under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net (loss) income per share amounts (in thousands, except per share data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(8,794)	$(10,500)	$(7,542)
Denominator:
Denominator for basic loss per share — weighted average shares	76,179	73,241	71,544
Effect of dilutive securities, stock options and RSUs	—	—	—
Denominator for dilutive loss per share	76,179	73,241	71,544
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.14)	$(0.11)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Stock options and ESPP	3,425	3,123	5,710
Convertible shares	1,555	—	—
Total shares excluded from calculation	4,980	3,123	5,710

Since the Company was in a net loss position for the years ended December 31, 2021, 2020 and 2019, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for those periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

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

14. Retirement benefits

The Company sponsors a 401(k) profit sharing plan (the “Plan”) for all eligible U.S. employees. This Plan allows eligible employees to contribute up to 80% of their compensation to the Plan. The Company makes discretionary matching contributions to the Plan provided the employee is employed on the last day of the year. Such discretionary contributions vest ratably over five years of service. The Company’s contributions to the Plan were $1.6 million for each of the years ended December 31, 2021, 2020 and 2019.

The Company also participates in government-mandated retirement and/or termination indemnity plans, benefiting certain non-U.S. employees. Termination benefits are generally lump sum payments based upon an individual’s years of credited service and annual salary at retirement. These plans are generally unfunded, and employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The amount of net benefit cost recorded in the consolidated statements of operations for these plans was $3.0 million, $2.7 million and $1.8 million in 2021, 2020 and 2019, respectively. The amount of benefits paid under these plans was $0.4 million, $0.5 million and $0.4 million in 2021, 2020 and 2019, respectively. The accumulated benefit obligation, unlike the projected benefit obligation, does not reflect expected benefit increases from future salary levels, and was $10.0 million and $8.7 million as of December 31, 2021and 2020, respectively, under these plans. The projected benefit obligation, net of plan assets, was $15.7 million and $15.2 million as of December 31, 2021 and 2020, respectively.

A summary of the components of the pension benefits obligation recorded in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2021	2020
Accrued compensation and benefits	$650	$657
Other long-term liabilities	15,086	14,497
	$15,736	$15,154

The estimated future benefit payments, which reflect expected future service, that are expected to be paid for each of the next five years are as follows (in thousands):

Year ending
December 31, 2022	$689
December 31, 2023	$810
December 31, 2024	$768
December 31, 2025	$737
December 31, 2026	$894
Next five years	$4,982

15. Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2018	$(8,823)	$(2,467)	$(11,290)
Other comprehensive income (loss) before reclassification	1,895	62	1,957
Amounts reclassified from accumulated other comprehensive loss	—	(179)	(179)
Tax effects	—	(16)	(16)
Other comprehensive income (loss)	1,895	(133)	1,762
Balance as of December 31, 2019	(6,928)	(2,600)	(9,528)
Other comprehensive income (loss) before reclassification	7,782	(501)	7,281
Amounts reclassified from accumulated other comprehensive loss	—	(858)	(858)
Tax effects	—	308	308
Other comprehensive income (loss)	7,782	(1,051)	6,731
Balance as of December 31, 2020	854	(3,651)	(2,797)
Other comprehensive income (loss) before reclassification	(7,254)	198	(7,056)
Amounts reclassified from accumulated other comprehensive loss	—	1,199	1,199
Tax effects	—	(296)	(296)
Other comprehensive income (loss)	(7,254)	1,101	(6,153)
Balance as of December 31, 2021	$(6,400)	$(2,550)	$(8,950)

16. Commitments and contingencies

World Programming

The Company acquired World Programming in December 2021. In 2010 SAS Institute, Inc. (“SAS”) filed an action against World Programing in the United States District Court for the Eastern District of North Carolina alleging copyright infringement, breach of contract, fraudulent inducement to contract, and violations of the North Carolina Unfair and Deceptive Trade Practices Act (UDTPA). SAS was unsuccessful on its copyright claims but prevailed on its breach of contract, fraudulent inducement, and UDTPA claims and was awarded damages of $79.1 million in 2016 (the “NC Judgment”). The North Carolina District Court subsequently enjoined World Programming from licensing its WPL software to new customers for use in the United States until the NC Judgment was satisfied. At the time that Altair acquired World Programming, World Programming had partially paid the NC Judgment. On January 3, 2022, the Company paid the outstanding balance of $65.9 million on the NC Judgment. Despite payment in full, SAS has asserted that the Company has not satisfied the Judgment. A hearing to address this issue is scheduled for March 2022.

In 2018, SAS filed litigation in the United States District Court for the Eastern District of Texas asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas court entered judgment in favor of World Programming on the copyright claims. SAS appealed this judgment to the United States Court of Appeals for the Federal Circuit. A decision from the Court of Appeals is pending.

Other legal proceedings

From time to time, the Company may be subject to other legal proceedings and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish and enforce the Company’s proprietary rights.

Effects of proceedings

The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Commitments

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell or use the technology in the Company’s products. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees were $10.9 million, $10.4 million, and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are reported in Cost of revenue—software.

Additionally, the Company has current contractual purchase obligations for services supporting business operations, including non-cancelable agreements. The future purchase obligations for these agreements are as follows (in thousands):

Year ending December 31,
2022	$96,139
2023	7,476
2024	4,047
2025	3,664
2026	1,654
Thereafter	—
Total	$112,980

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

The following tables are in thousands:

Year ended December 31, 2021	Software	CES	All other	Total
Revenue	$485,569	$39,282	$7,328	$532,179
Adjusted EBITDA	$82,845	$4,723	$(2,315)	$85,253

Year ended December 31, 2020	Software	CES	All other	Total
Revenue	$418,165	$44,320	$7,436	$469,921
Adjusted EBITDA	$53,820	$5,129	$(1,661)	$57,288

Year ended December 31, 2019	Software	CES	All other	Total
Revenue	$401,278	$48,987	$8,650	$458,915
Adjusted EBITDA	$38,834	$5,255	$(4,540)	$39,549

	Year ended December 31,
	2021	2020	2019
Reconciliation of Adjusted EBITDA to GAAP (loss) income before income taxes:
Adjusted EBITDA	$85,253	$57,288	$39,549
Stock-based compensation expense	(44,549)	(21,355)	(8,528)
Interest expense	(12,065)	(11,598)	(6,371)
Depreciation and amortization	(25,644)	(23,806)	(21,522)
Restructuring expense	(5,053)	—	—
Special adjustments, interest income and other (1)	1,770	1,503	260
(Loss) income before income taxes	$(288)	$2,032	$3,388

(1)

Included for the year ended December 31, 2021, is $1.2 million currency gains on acquisition-related intercompany loans. Included for the year ended December 31, 2020, are $1.0 million of proceeds from settlements related to a historical acquisition and $0.6 million of severance expense. Included for the year ended December 31, 2019, are acquisition-related costs of $0.6 million, severance expense of $0.4 million, and impairment charges for royalty contracts of $1.0 million.

Revenue is attributed to geographic areas based on the country of origin. The following table provides sales to external customers and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Revenue			Long-lived assets (1)
	Year ended December 31,			December 31,
	2021	2020	2019	2021	2020
United States	$259,344	$233,611	$219,053	$54,559	$60,479
Other countries	12,249	12,127	14,753	8,777	8,378
Total Americas	271,593	245,738	233,806	63,336	68,857
Germany	52,227	48,559	50,102	7,212	9,201
France	19,694	15,287	17,210	1,155	1,078
Other countries	52,264	49,403	49,312	48,474	11,730
Total Europe, Middle East and Africa	124,185	113,249	116,624	56,841	22,009
Japan	42,322	41,109	37,757	1,346	2,009
Other countries	94,079	69,825	70,728	7,112	8,441
Total Asia Pacific	136,401	110,934	108,485	8,458	10,450
Total	$532,179	$469,921	$458,915	$128,635	$101,316

(1)	Includes property and equipment, net and definite-lived intangible assets, net.

Concentrations of credit risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The risk with respect to trade receivables is partially mitigated by the diversity, both by geography and by industry, of the Company’s customer base. The Company’s accounts receivable is derived from sales to a large number of direct customers and resellers around the world. Sales to customers within the automotive industry accounted for approximately 33%, 36%, and 40% of the Company’s 2021, 2020 and 2019 revenue, respectively, with no other industry representing more than 10% of revenue. No individual customer accounted for 10% or more of revenue in the years ended December 31, 2021, 2020 or 2019

18. Subsequent events

Stock repurchase program

In February 2022, the Company’s Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to $50.0 million of the Company’s outstanding Class A Common Stock. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. The Company intends to use the share repurchase plan to opportunistically return capital to shareholders while still focusing on its primary goal of investing in the business to drive growth.

The authorization provides that: (1) the new stock repurchase program shall continue until the earlier of the date an aggregate of $50.0 million of common stock has been repurchased , or until suspended or terminated by the Board of Directors, in its sole discretion; and (2) all shares of common stock repurchased pursuant to the new program shall be retired and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Company's 2017 Equity Incentive Plan and the Company’s 2021 Employee Stock Purchase Plan.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of November 5, 2018, by and among the Registrant, Dallas Merger Sub, Inc. and Datawatch Corporation	8-K	333-220710	2.1	11/5/2018

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock	10-K		4.1	3/2/2020

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K		4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K		4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association attached as Exhibit 4.2 hereto).	8-K		4.3	6/10/2019

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13+	Consulting Agreement, effective as of January 1, 2017, by and between the Registrant and Advanced Studies Holding Future SRL, an Italian Company, as amended	S-1	333-220710	10.15	9/29/2017

10.14	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.15	First Amendment to 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K		10.1	11/5/2018

10.16	Second Amendment to the Company’s Third Amended and Restated Credit Agreement, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K		10.1	6/6/2019

10.17+	Form of 2020 Stock Option Award Agreement	8-K		10.1	6/8/2020

10.18+	Altair Engineering Inc. 2021 Employee Stock Purchase Plan	DEF 14A		Appendix B	4/9/2021

10.19+	Employment Letter dated December 6, 2020, by and between Altair Engineering Inc. and Matthew Brown	10-Q		10.2	5/6/2021

10.20+	Executive Severance Agreement dated January 26, 2021, between Altair Engineering Inc. and Matthew Brown	10-Q		10.3	5/6/2021

10.21+	Employment Transition and Separation Agreement dated January 15, 2021, between Altair Engineering Inc. and Howard Morof	10-Q		10.4	5/6/2021

10.22+	Amended and Restated Executive Severance Agreement dated March 8, 2021, between Altair Engineering Inc. and James Scapa	10-Q		10.5	5/6/2021

10.23+	Amended and Restated Executive Severance Agreement dated March 8, 2021, between Altair Engineering Inc. and Gilma Saravia	10-Q		10.6	5/6/2021

10.24+	Amended and Restated Executive Severance Agreement dated March 8, 2021, between Altair Engineering Inc. and Amy Messano	10-Q		10.7	5/6/2021

10.25+	Amended and Restated Executive Severance Agreement dated March 8, 2021, between Altair Engineering Inc. and Uwe Schramm	10-Q		10.8	5/6/2021

10.26+	Amended and Restated Executive Severance Agreement dated March 8, 2021, between Altair Engineering Inc. and Brett Chouinard	10-Q		10.9	5/6/2021

10.27	Securities Purchase Agreement, dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	10.1	9/27/2021

10.28	Registration Rights Agreement dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	10.2	9/27/2021

10.29	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of World Programming Limited named therein and a sellers’ representative named therein	8-K	10.1	12/15/2021

10.30	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of December 2015 Software Limited named therein and a sellers’ representative named therein	8-K	10.2	12/15/2021

21.1	List of Subsidiaries of the Registrant				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended				X
F
32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

+	Indicates management contract or compensatory plan.
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

ALTAIR ENGINEERING INC.

Date: February 28, 2022	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James R. Scapa and Matthew Brown, jointly and severally, his or her true and lawful attorneys-in-fact and agent, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Scapa James R. Scapa	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022

/s/ Matthew Brown Matthew Brown	Chief Financial Officer (Principal Financial Officer)	February 28, 2022

/s/ Brian Gayle Brian Gayle	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022

/s/ Jim F. Anderson Jim F. Anderson	Director	February 28, 2022

/s/ Shekar Ayyar Shekar Ayyar	Director	February 28, 2022

/s/ Mary C. Boyce Mary C. Boyce	Director	February 28, 2022

/s/ Sandy Carter Sandy Carter	Director	February 28, 2022

/s/ Stephen Earhart Stephen Earhart	Director	February 28, 2022

/s/ Trace Harris Trace Harris	Director	February 28, 2022