Form 10-Q
period 2022-03-31
Altair Engineering Inc.
filed 2022-05-05
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On April 18, 2022, there were 52,025,249 shares of the registrant’s Class A common stock outstanding and 27,744,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405,578	$413,743
Accounts receivable, net	112,444	137,561
Income tax receivable	12,185	9,388
Prepaid expenses and other current assets	25,467	27,529
Total current assets	555,674	588,221
Property and equipment, net	40,188	40,478
Operating lease right of use assets	27,910	28,494
Goodwill	379,320	370,178
Other intangible assets, net	93,345	99,057
Deferred tax assets	8,228	8,495
Other long-term assets	29,025	28,352
TOTAL ASSETS	$1,133,690	$1,163,275
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,061	$6,647
Accrued compensation and benefits	35,038	42,307
Current portion of operating lease liabilities	9,948	9,933
Other accrued expenses and current liabilities	56,978	122,226
Deferred revenue	96,529	93,160
Convertible senior notes, net	226,187	199,705
Total current liabilities	430,741	473,978
Operating lease liabilities, net of current portion	18,847	19,550
Deferred revenue, non-current	21,874	12,872
Other long-term liabilities	43,019	42,894
TOTAL LIABILITIES	514,481	549,294
Commitments and contingencies
MEZZANINE EQUITY	784	784
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 52,011 and 51,524 shares as of March 31, 2022, and December 31, 2021, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,745 shares as of March 31, 2022, and December 31, 2021	3	3
Additional paid-in capital	698,045	724,226
Accumulated deficit	(66,620)	(102,087)
Accumulated other comprehensive loss	(13,008)	(8,950)
TOTAL STOCKHOLDERS’ EQUITY	618,425	613,197
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$1,133,690	$1,163,275

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue
License	$106,169	$96,395
Maintenance and other services	34,728	33,146
Total software	140,897	129,541
Software related services	9,061	8,098
Total software and related services	149,958	137,639
Client engineering services	8,012	10,677
Other	1,811	1,847
Total revenue	159,781	150,163
Cost of revenue
License	4,687	5,395
Maintenance and other services	12,719	11,555
Total software	17,406	16,950
Software related services	6,035	6,122
Total software and related services	23,441	23,072
Client engineering services	6,641	8,888
Other	1,521	1,462
Total cost of revenue	31,603	33,422
Gross profit	128,178	116,741
Operating expenses:
Research and development	43,094	38,276
Sales and marketing	35,682	32,070
General and administrative	23,569	23,926
Amortization of intangible assets	5,903	4,877
Other operating income, net	(781)	(617)
Total operating expenses	107,467	98,532
Operating income	20,711	18,209
Interest expense	585	2,973
Other expense, net	2,068	835
Income before income taxes	18,058	14,401
Income tax expense	6,530	41
Net income	$11,528	$14,360
Income per share:
Net income per share attributable to common stockholders, basic	$0.15	$0.19
Net income per share attributable to common stockholders, diluted	$0.13	$0.18
Weighted average shares outstanding:
Weighted average number of shares used in computing net income per share, basic	79,462	74,651
Weighted average number of shares used in computing net income per share, diluted	87,261	79,295

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$11,528	$14,360
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(4,163)	(3,975)
Retirement related benefit plans (net of tax effect of $0 for all periods)	105	143
Total other comprehensive loss	(4,058)	(3,832)
Comprehensive income	$7,470	$10,528

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2021	51,524	$5	27,745	$3	$724,226	$(102,087)	$(8,950)	$613,197
Cumulative effect of an accounting change	—	—	—	—	(50,009)	23,939	—	(26,070)
Net income	—	—	—	—	—	11,528	—	11,528
Issuance of common stock for employee stock purchase program	77	—	—	—	4,187	—	—	4,187
Exercise of stock options	86	—	—	—	238	—	—	238
Vesting of restricted stock	324	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,403	—	—	19,403
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,163)	(4,163)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	105	105
Balance as of March 31, 2022	52,011	$5	27,745	$3	$698,045	$(66,620)	$(13,008)	$618,425

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2020	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net income	—	—	—	—	—	14,360	—	14,360
Exercise of stock options	490	—	—	—	271	—	—	271
Vesting of restricted stock	278	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,644	—	—	9,644
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,975)	(3,975)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	143	143
Balance as of March 31, 2021	45,494	$4	$29,601	$3	$484,584	$(78,933)	$(6,629)	$399,029

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net income	$11,528	$14,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,686	6,686
Provision for credit loss	48	89
Amortization of debt discount and issuance costs	418	2,800
Stock-based compensation expense	18,614	9,648
Deferred income taxes	(67)	(687)
Other, net	107	(18)
Changes in assets and liabilities:
Accounts receivable	21,735	8,768
Prepaid expenses and other current assets	(138)	(805)
Other long-term assets	2,139	(3,628)
Accounts payable	(302)	(767)
Accrued compensation and benefits	(6,896)	2,626
Other accrued expenses and current liabilities	(61,759)	309
Deferred revenue	12,673	(2,810)
Net cash provided by operating activities	5,786	36,571
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(12,971)	—
Capital expenditures	(2,190)	(3,039)
Other investing activities, net	(343)	(412)
Net cash used in investing activities	(15,504)	(3,451)
FINANCING ACTIVITIES:
Proceeds from employee stock purchase plan contributions	2,362	—
Proceeds from the exercise of common stock options	237	271
Payments on revolving commitment	—	(30,000)
Other financing activities	(90)	(107)
Net cash provided by (used in) financing activities	2,509	(29,836)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(970)	(1,331)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,179)	1,953
Cash, cash equivalents and restricted cash at beginning of year	414,012	241,547
Cash, cash equivalents and restricted cash at end of period	$405,833	$243,500
Supplemental disclosure of cash flow:
Interest paid	$1	$47
Income taxes paid	$3,187	$2,381
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable, other current liabilities and other liabilities	$772	$619

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. Altair delivers software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair’s products and services help create a more sustainable future for the planet. The Company is headquartered in Troy, Michigan.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information.  Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2021, included in the most recent Annual Report on Form 10-K filed with the SEC.

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

2.	Recent accounting guidance

Accounting standards adopted

Debt – In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. The Company adopted ASU 2020-06 effective as of January 1, 2022, using the modified retrospective approach. Adoption of the new standard resulted in a decrease to accumulated deficit of $23.9 million, a decrease to additional paid-in capital of $50.0 million, and an increase to convertible senior notes, net of $26.1 million. Interest expense recognized in the current and future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

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

Government Assistance – In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendment requires disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. ASU 2021-10 is effective for annual periods beginning after December 15, 2021, with early application permitted. The Company is currently evaluating the effect the adoption of this new guidance will have on its consolidated financial statement disclosures.
3.	Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Term licenses and other (1)	$94,045	$84,934
Perpetual licenses	12,124	11,461
Maintenance	33,337	29,694
Professional software services (1)	1,391	3,452
Software related services	9,061	8,098
Client engineering services	8,012	10,677
Other	1,811	1,847
Total revenue	$159,781	$150,163

(1)

Term licenses and other includes hardware revenue of $0.7 million for the three months ended March 31, 2022, and was reported in License revenue. Professional software services includes hardware revenue of $1.7 million for the three months ended March 31, 2021, and was reported in Maintenance and other services revenue.

The Company derived approximately 12.2% and 9.9% of its total revenue through indirect sales channels for the three months ended March 31, 2022 and 2021, respectively.

Costs to obtain a contract

As of March 31, 2022, and December 31, 2021, respectively, capitalized costs to obtain a contract were $4.9 million and $4.5 million recorded in Prepaid and other current assets and $0.3 million and $0.4 million recorded in Other long-term assets. Sales commissions were $2.1 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively, and were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of March 31, 2022, and December 31, 2021, respectively, contract assets were $4.8 million and $3.8 million included in Accounts receivable, and $3.4 million and $2.3 million included in Prepaid expenses and other current assets.

Deferred revenue

Approximately $44.4 million of revenue recognized during the three months ended March 31, 2022, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $148.7 million and $121.2 million as of March 31, 2022 and 2021, respectively. Of the amount recorded as of March 31, 2022, the Company expects to recognize approximately 76% over the next 12 months and the remainder thereafter.
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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$405,578	$413,743
Restricted cash included in other long-term assets	255	269
Total cash, cash equivalents, and restricted cash	$405,833	$414,012

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Land	$9,852	$9,888
Building and improvements	18,238	18,358
Computer equipment and software	45,633	45,027
Furniture, equipment and other	12,782	12,947
Leasehold improvements	9,152	9,829
Right-of-use assets under finance leases	2,541	2,532
Total property and equipment	98,198	98,581
Less: accumulated depreciation and amortization	58,010	58,103
Property and equipment, net	$40,188	$40,478

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.8 million for each of the three months ended March 31, 2022 and 2021.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Obligations for acquisition of businesses	$24,099	$87,636
Income taxes payable	8,374	5,887
Accrued VAT	5,576	6,047
Accrued royalties	4,030	2,537
Accrued professional fees	3,668	3,516
Employee stock purchase plan obligations	2,362	4,222
Billings in excess of cost	1,449	1,459
Defined contribution plan liabilities	1,097	1,513
Non-income tax liabilities	1,081	1,653
Other current liabilities	5,242	7,756
Total	$56,978	$122,226

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2022	2021
Pension and other post retirement liabilities	$15,329	$15,086
Deferred tax liabilities	15,304	15,389
Other long-term liabilities	12,386	12,419
Total	$43,019	$42,894

Restructuring expense

In 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $3.3 million for the three months ended March 31, 2021. There were no restructuring costs for the three months ended March 31, 2022. The restructuring costs were attributable primarily to the Software reportable segment. The restructuring plan was completed, and all amounts were paid in 2021.

 Other expense, net

Other expense, net consists of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Foreign exchange loss	$1,913	$929
Other expense (income), net	155	(94)
Other expense, net	$2,068	$835

5.	Acquisitions

2022 Acquisitions

During the three months ended March 31, 2022, the Company completed two business acquisitions that will be accounted for as business combinations under the acquisition method. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. The Company’s transaction costs related to these acquisitions were not material. As of March 31, 2022, the $13.2 million aggregate consideration for these acquisitions was reported in goodwill in the consolidated balance sheet pending fair value allocation. All goodwill is recorded in the Software segment. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. These acquisitions were not material to the Company’s consolidated financial statements.

2021 Acquisitions

World Programming

In December 2021, the Company acquired all of the outstanding capital stock of two related privately held companies, World Programming Limited and December 2015 Software Limited (together “World Programming”), from the stockholders named therein, for preliminary aggregate consideration of $73.1 million. The closing consideration of $73.1 million consisted of cash in the amount of $50.0 million, subject to a customary working capital adjustment, and contingent consideration of $23.1 million, including $20.3 million of the Company’s Class A Common Stock (the “Stock Consideration”) and a measurement period adjustment of $2.8 million in the first quarter of 2022. The dates on which the Stock Consideration is issuable and the number of shares issuable on such dates depend primarily on certain aspects of legal proceedings in which World Programming and SAS Institute, Inc. are engaged. For further information on the legal proceedings see Note 13.

In addition, per the stock purchase agreement, $29.5 million worth of Class A Common Stock will be issued subject to the continuing employment of certain key employees and are not reflected in aggregate consideration but will be recognized as stock-based compensation over the service period of three years.

As of March 31, 2022, Other accrued expenses and current liabilities included $2.8 million of contingent consideration due to employees.

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

Fair value of consideration transferred	$73,050
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,895
Accounts receivable	4,859
Other assets	6,085
Property and equipment	2,208
Trade names (4-year life)	300
Developed technology (5-year life)	33,000
Customer relationships (7-year life)	7,000
SAS legal liability	(66,596)
Accounts payable and other liabilities	(3,401)
Deferred revenue	(2,737)
Deferred tax liabilities and other tax reserves	(11,406)
Total net identifiable assets acquired and liabilities assumed	(28,793)
Goodwill (1)	$101,843

(1)	Goodwill is primarily attributable to market synergies expected to arise after the acquisition and is not deductible for tax purposes. All goodwill is recorded in the Software segment.

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
6.	Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of January 1, 2022	$370,178
Acquisitions	$13,227
Effects of foreign currency translation and other	(4,085)
Balance as of March 31, 2022	$379,320

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$112,716	$54,209	$58,507
Customer relationships	7-10 years	46,849	23,439	23,410
Other intangibles	4-10 years	641	165	476
Total definite-lived intangible assets		160,206	77,813	82,393
Indefinite-lived intangible assets:
Trade names		10,952		10,952
Total other intangible assets		$171,158	$77,813	$93,345

	December 31, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$110,891	$49,672	$61,219
Customer relationships	7-10 years	48,277	21,859	26,418
Other intangibles	4-10 years	647	127	520
Total definite-lived intangible assets		159,815	71,658	88,157
Indefinite-lived intangible assets:
Trade names		10,900		10,900
Total other intangible assets		$170,715	$71,658	$99,057

Amortization expense related to intangible assets was $5.9 million and $4.9 million for the three months ended March 31, 2022 and 2021, respectively.
7.	Debt

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

The Convertible Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. Refer to the Company’s consolidated financial statements for the year ended December 31, 2021, for details of the issuance of the Convertible Notes.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended March 31, 2022, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the Convertible Notes. As a result, the Convertible Notes were convertible at the option of the holders and remained classified as current liabilities on the consolidated balance sheet as of March 31, 2022.

The Company may settle the Convertible Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election. The Company intends to settle the principal amount of the Convertible Notes in cash and the conversion spread in shares. As of March 31, 2022, the “if converted value” exceeded the principal amount of the Convertible Notes by $88.5 million.

The net carrying value of the Convertible Notes was as follows (in thousands):

	March 31,	December 31,
	2022	2021
Principal	$230,000	$230,000
Less: unamortized debt discount (1)	—	27,022
Less: unamortized debt issuance costs	3,813	3,273
Net carrying amount	$226,187	$199,705

(1)	The Company adopted ASU 2020-06 on January 1, 2022, which resulted in the convertible notes to be accounted for as a single liability.

Prior to January 1, 2022, the Company separated the Convertible Notes into liability and equity components. On issuance, the carrying amount of the equity component was recorded as a debt discount and subsequently amortized to interest expense. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach. As a result, the Convertible Notes are accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to Accumulated deficit of $23.9 million, a decrease to Additional paid-in capital of $50.0 million, and an increase to Convertible senior notes, net of $26.1 million.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$144	$144
Amortization of debt issuance costs and discount (1)	412	2,794
Total	$556	$2,938

(1)	The 2021 amount includes the amortization of the debt discount prior to the adoption of ASU 2020-06 of January 1, 2022.

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

As of March 31, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $150.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of March 31, 2022, the fair value of the Convertible Notes was $333.3 million and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 7. – Debt.

9.   Stock-based compensation

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 16,999,318 authorized shares of the Company’s Class A common stock reserved for issuance.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of January 1, 2022	1,281,411
Granted	227,803
Vested	(323,999)
Forfeited	(10,006)
Outstanding as of March 31, 2022	1,175,209

The weighted average grant date fair value of the RSUs was $62.25 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of March 31, 2022, totaled $75.7 million, and is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2022	4,875,562	$51.02	8.8
Granted	350,862	$62.47
Exercised	(299)	$29.22
Forfeited	(23,355)	$49.37
Outstanding as of March 31, 2022	5,202,770	$51.85	8.7	$75.9
Exercisable as of March 31, 2022	106,826	$47.38	7.7	$1.8

The total intrinsic value of the 2017 Plan stock options exercised during the three months ended March 31, 2022, was not material.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. As of March 31, 2022, the Company had 3,123,191 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company purchased 76,809 shares of common stock under the ESPP during the three months ended March 31, 2022. As of March 31, 2022, $2.4 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is reported in Other accrued expenses and current liabilities. The Company recognized $0.7 million of stock-based compensation expense related to the ESPP for the three months ended March 31, 2022.

Other

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

The estimated post combination expense to the Company as a result of the World Programming business combination was approximately $29.5 million which is recognized on an accelerated method over the employment period. As of March 31, 2022, the weighted average remaining service period is 2.75 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $4.4 million for the three months ended March 31, 2022.

In connection with the acquisition of Powersim Inc. in March 2022, per the Stock Purchase Agreement, $4.3 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued on the one - and two-year anniversaries of the certain matters being resolved, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. Stock-based compensation expense includes $0.2 million for the three months ended March 31, 2022.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue – software	$1,903	$1,158
Research and development	7,358	3,186
Sales and marketing	7,035	3,468
General and administrative	2,318	1,836
Total stock-based compensation expense	$18,614	$9,648

10.	Net income per share

The Company adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method, applicable to its convertible senior notes outstanding as of adoption. The Company has not changed any previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, shares related to convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period.

Basic net income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, RSUs, and ESPP shares. Diluted net income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options, RSUs and ESPP shares under the treasury stock method. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income per share amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$11,528	$14,360
Interest expense related to Convertible Notes, net of tax	144	—
Numerator for diluted income per share	$11,672	$14,360
Denominator:
Denominator for basic income per share— weighted average shares	79,462	74,651
Effect of dilutive securities, stock options, RSUs and ESPP shares	7,799	4,644
Denominator for dilutive income per share	87,261	79,295
Net income per share attributable to common stockholders, basic	$0.15	$0.19
Net income per share attributable to common stockholders, diluted	$0.13	$0.18

There were no anti-dilutive shares excluded from the computation of diluted net income per share for the three months ended March 31, 2022 or 2021.
11.	Income taxes

The Company’s income tax expense and effective tax rate for the three months ended March 31, 2022 and 2021, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Income tax expense	$6,530	$41
Effective tax rate	36%	0%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021, also includes net discrete expense of $1.8 million and net discrete benefit of $3.6 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.
12.	Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2021	$(6,400)	$(2,550)	$(8,950)
Other comprehensive loss before reclassification	(4,163)	74	(4,089)
Amounts reclassified from accumulated other comprehensive loss	—	31	31
Tax effects	—	—	—
Other comprehensive (loss) income	(4,163)	105	(4,058)
Balance as of March 31, 2022	$(10,563)	$(2,445)	$(13,008)

13.	Commitments and contingencies

World Programming

The Company acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021. In 2010, SAS Institute, Inc. (“SAS”) filed an action against World Programing in the United States District Court for the Eastern District of North Carolina (the “NC Court”) alleging copyright infringement, breach of contract, fraudulent inducement to contract, and violations of the North Carolina Unfair and Deceptive Trade Practices Act (UDTPA). SAS was unsuccessful on its copyright claims but prevailed on its breach of contract, fraudulent inducement, and UDTPA claims and was awarded damages of $79.1 million in 2016 (the “NC Judgment”). The NC Court subsequently enjoined World Programming from licensing its WPS Analytics software to new customers for use in the United States until the NC Judgment was satisfied. At the time that the Company acquired World Programming, World Programming had partially paid the NC Judgment.

In relation to the NC Court order that enjoined World Programming from licensing its WPS Analytics Software to new customers for use in the United States, SAS filed a related matter in California, which resulted in the California court issuing an order that required certain then existing customers of World Programming to direct payment (of their licensing fees for WPS Analytics software) to SAS until the NC Judgment was satisfied.

On January 3, 2022, the Company paid the outstanding balance of $65.9 million on the NC Judgment. Despite payment in full, SAS has asserted that the Company has not satisfied the Judgment. The NC Court scheduled a hearing to address this issue for March 3, 2022 (the “March Hearing”).  At the March Hearing, the NC Court confirmed that the Company’s January 3, 2022 payment fully satisfied the NC Judgment, and lifted the injunction that had enjoined World Programming from licensing its WPS Analytics software to new customers for use in the United States. On March 7, 2022, SAS agreed that the California court order was no longer necessary and together with World Programming, filed a joint notice of satisfaction of the NC Judgment with the California court, thereby allowing customers of World Programming to resume payment of their licensing fees to World Programming directly.

In 2018, SAS filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022.  A decision from the Court of Appeals is pending.

Other legal proceedings

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners, and its customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish and enforce the Company’s proprietary rights.

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

The following tables are in thousands:

Three months ended March 31, 2022	Software	CES	All other	Total
Revenue	$149,958	$8,012	$1,811	$159,781
Adjusted EBITDA	$46,184	$798	$(392)	$46,590

Three months ended March 31, 2021	Software	CES	All other	Total
Revenue	$137,639	$10,677	$1,847	$150,163
Adjusted EBITDA	$36,238	$1,010	$(288)	$36,960

	Three Months Ended March 31,
	2022	2021
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$46,590	$36,960
Stock-based compensation expense	(18,614)	(9,648)
Interest expense	(585)	(2,973)
Depreciation and amortization	(7,686)	(6,686)
Restructuring expense	—	(3,346)
Special adjustments, interest income and other (1)	(1,647)	94
Income before income taxes	$18,058	$14,401

(1)	The three months ended March 31, 2022, includes $1.5 million currency losses on acquisition-related intercompany loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. All statements in this quarterly report regarding the future impact of COVID-19 are forward-looking in nature and thus subject to the safe harbor provisions described below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential,” and other similar words and expressions of the future.

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
•

the uncertain effect of COVID-19 or other future pandemics or events on our business, operating results, and financial condition, including disruption to our customers, our employees, the global economy, and financial markets.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022, and other information appearing elsewhere in our Annual Report on Form 10-K, this report on Form 10-Q and our other filings with the SEC.

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

We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the full scope of the disease, the duration of the outbreak, the number and intensity of subsequent waves of infections, actions that may be taken by governmental authorities, the impact to the businesses of our customers and partners, the development of treatments and vaccines, and other factors identified in Part I, Item 1A – Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Increase / (decrease)
(in thousands)	2022	2021	%
Revenue:
Software	$140,897	$129,541	9%
Software related services	9,061	8,098	12%
Total software and related services	149,958	137,639	9%
Client engineering services	8,012	10,677	(25%)
Other	1,811	1,847	(2%)
Total revenue	159,781	150,163	6%
Cost of revenue:
Software	17,406	16,950	3%
Software related services	6,035	6,122	(1%)
Total software and related services	23,441	23,072	2%
Client engineering services	6,641	8,888	(25%)
Other	1,521	1,462	4%
Total cost of revenue	31,603	33,422	(5%)
Gross profit	128,178	116,741	10%
Operating expenses:
Research and development	43,094	38,276	13%
Sales and marketing	35,682	32,070	11%
General and administrative	23,569	23,926	(1%)
Amortization of intangible assets	5,903	4,877	21%
Other operating income, net	(781)	(617)	27%
Total operating expenses	107,467	98,532	9%
Operating income	20,711	18,209	14%
Interest expense	585	2,973	(80%)
Other expense, net	2,068	835	148%
Income before income taxes	18,058	14,401	25%
Income tax expense	6,530	41	NM
Net income	$11,528	$14,360	(20%)
Other financial information:
Billings(1)	$171,337	$145,813	18%
Adjusted EBITDA(2)	$46,590	$36,960	26%
Net cash provided by operating activities	$5,786	$36,571	(84%)
Free cash flow(3)	$3,596	$33,532	(89%)
NM	Not meaningful.
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

(3)	We define Free Cash Flow as net cash provided by operating activities less capital expenditures. For a reconciliation of Free Cash Flow, see “Non-GAAP financial measures” contained herein.

Three months ended March 31, 2022 and 2021

Revenue

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Software revenue	$140,897	$129,541	$11,356	9%
As a percent of software segment revenue	94%	94%
As a percent of consolidated revenue	88%	86%

The 9% increase in our software revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily the result of an increase in software license revenue. The increase was driven by growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Software related services revenue	$9,061	$8,098	$963	12%
As a percent of software segment revenue	6%	6%
As a percent of consolidated revenue	6%	5%

Software related services revenue increased 12% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily the result of an increase in customer demand for these services.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Client engineering services revenue	$8,012	$10,677	$(2,665)	(25%)
As a percent of consolidated revenue	5%	7%

CES revenue decreased 25% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours. In addition, we had some difficulty fillings some CES positions due to a challenging labor market in the U.S.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Other revenue	$1,811	$1,847	$(36)	(2%)
As a percent of consolidated revenue	1%	1%

Other revenue remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Cost of revenue

 Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software revenue	$17,406	$16,950	$456	3%
As a percent of software revenue	12%	13%
As a percent of consolidated revenue	11%	11%

Cost of software revenue increased $0.5 million, or 3%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Employee compensation and related expense increased $1.3 million, primarily due to increased headcount in the current year and stock-based compensation expense increased $0.7 million. These increases were partially offset by decreases in hardware costs of $0.9 million and restructuring costs of $0.8 million. The decrease in hardware costs was because of reduced sales of hardware products and the restructuring costs were non-recurring in the current period.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software related services revenue	$6,035	$6,122	$(87)	(1%)
As a percent of software related services revenue	67%	76%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of client engineering services revenue	$6,641	$8,888	$(2,247)	(25%)
As a percent of client engineering services revenue	83%	83%
As a percent of consolidated revenue	4%	6%

Cost of CES revenue decreased 25% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of other revenue	$1,521	$1,462	$59	4%
As a percent of other revenue	84%	79%
As a percent of consolidated revenue	1%	1%

Cost of other revenue remained consistent for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Gross profit

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Gross profit	$128,178	$116,741	$11,437	10%
As a percent of consolidated revenue	80%	78%

Gross profit increased by $11.4 million, or 10%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase in gross profit was primarily attributable to the increase in software revenue, partially offset by an increase in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Research and development	$43,094	$38,276	$4,818	13%
As a percent of consolidated revenue	27%	25%

Research and development expenses increased by $4.8 million, or 13%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Stock-based compensation expense increased $4.2 million, and employee compensation and related expense increased $2.2 million, primarily due to increased headcount in the current year. These increases were partially offset by a decrease in restructuring costs of $1.1 million and a decrease in consulting expense of $0.7 million.

Sales and marketing

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Sales and marketing	$35,682	$32,070	$3,612	11%
As a percent of consolidated revenue	22%	21%

Sales and marketing expenses increased by $3.6 million, or 11%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Stock-based compensation expense increased $3.6 million, advertising and trade show related expenses increased $0.9 million, and cloud hosting expense increased $0.3 million for the three months ended March 31, 2022. These increases were partially offset by a decrease in restructuring costs of $0.9 million and a decrease in employee compensation and related expense of $0.5 million.

General and administrative

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
General and administrative	$23,569	$23,926	$(357)	(1%)
As a percent of consolidated revenue	15%	16%

General and administrative expenses decreased by $0.4 million, or 1%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Employee compensation and related expense decreased $1.2 million and restructuring costs decreased $0.5 million for the three months ended March 31, 2022. These decreases were partially offset by a $0.7 million increase in professional fees and a $0.5 million increase in stock-based compensation expense.

Amortization of intangible assets

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Amortization of intangible assets	$5,903	$4,877	$1,026	21%
As a percent of consolidated revenue	4%	3%

Amortization of intangible assets increased by $1.0 million, or 21%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Other operating income, net	$(781)	$(617)	$164	27%
As a percent of consolidated revenue	(0%)	(0%)

Other operating income, net increased $0.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease in income is a result of a change to provision for credit loss for the three months ended March 31, 2022.

Interest expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Interest expense	$585	$2,973	$(2,388)	(80%)
As a percent of consolidated revenue	0%	2%

Interest expense decreased $2.4 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, due to the adoption of ASU 2020-06 on January 1, 2022. As a result of this adoption, we account for the Convertible Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2022, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $0.4 million for the three months ended March 31, 2022, while interest expense related to the amortization of debt discount and issuance costs was $2.8 million for the three months ended March 31, 2021.

Other expense, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Other expense, net	$2,068	$835	$1,233	148%
As a percent of consolidated revenue	1%	1%

Other expense, net increased by $1.2 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Foreign currency fluctuations in the United States dollar relative to other functional currencies resulted in an additional $1.0 million losses during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

 Income tax expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Income tax expense	$6,530	$41	$6,489	NM

The effective tax rate was 36% and 0% for the three months ended March 31, 2022 and 2021 respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021, also includes net discrete expense of $1.8 million and net discrete benefit of $3.6 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments. The change in effective tax rate is primarily a result of the change in net discrete expense of $5.4 million between three months ended March 31, 2022 and 2021. For the three months ended March 31, 2021, the Company recorded a net discrete benefit related to withholding tax refund claims of $4.2 million and a valuation allowance release of $0.7 million.

Net income

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2022	2021	$	%
Net income	$11,528	$14,360	$(2,832)	(20%)

Net income decreased by $2.8 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This decrease in net income was primarily attributable to an increase in revenue, offset by increased stock-based compensation expense and increased tax expense in the current year, as described above.

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Other financial data:
Billings	$171,337	$145,813
Adjusted EBITDA	$46,590	$36,960
Free Cash Flow	$3,596	$33,532

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$159,781	$150,163
Ending deferred revenue	118,403	90,729
Beginning deferred revenue	(106,032)	(95,079)
Deferred revenue acquired	(815)	—
Billings	$171,337	$145,813

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$11,528	$14,360
Income tax expense	6,530	41
Stock-based compensation expense	18,614	9,648
Interest expense	585	2,973
Depreciation and amortization	7,686	6,686
Restructuring expense	—	3,346
Special adjustments, interest income and other (1)	1,647	(94)
Adjusted EBITDA	$46,590	$36,960

(1)	The three months ended March 31, 2022, includes $1.5 million currency losses on acquisition-related intercompany loans.

Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities (1)	$5,786	$36,571
Capital expenditures	(2,190)	(3,039)
Free cash flow (1)	$3,596	$33,532

(1)	The three months ended March 31, 2022, includes $65.9 million payment for legal judgement acquired in December 2021.

Recurring software license rate

A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the three months ended March 31, 2022 and 2021, our recurring software license rate was 93% and 94%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of March 31, 2022, our principal sources of liquidity were $405.6 million in cash and cash equivalents and $150.0 million availability on our credit facility. We have outstanding debt in the form of convertible senior notes with a $230.0 million principal amount as of March 31, 2022.

For at least twenty trading days during the last thirty consecutive trading days for the quarter ended March 31, 2022, the last reported sale price of our common stock was greater than or equal to 130% of the conversion price of the convertible senior notes. As a result, the convertible senior notes were convertible at the option of the holders, and the $226.2 million carrying amount of the convertible senior notes remains classified as a short-term liability as of March 31, 2022. We have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions.

Our existing cash and cash equivalents may fluctuate during fiscal 2022, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and global unrest. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however our customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

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

As of March 31, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of March 31, 2022, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Cash flows

As of March 31, 2022, we had cash and cash equivalents of $405.6 million available for working capital purposes, acquisitions, and capital expenditures; $334.2 million of this amount was held in the United States and $66.2 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$5,786	$36,571
Net cash used in investing activities	(15,504)	(3,451)
Net cash provided by (used in) financing activities	2,509	(29,836)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(970)	(1,331)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,179)	$1,953

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2022, was $5.8 million, which reflects a decrease of $30.8 million compared to the three months ended March 31, 2021. This decrease was the result of a $65.9 million payment in January on an existing legal judgment against World Programming, and changes to our working capital position for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2022, was $15.5 million, which reflects an increase of $12.1 million compared to the three months ended March 31, 2021. The increase was primarily the result of $13.0 million in cash payments for business acquisitions in the current year.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2022, was $2.5 million, which reflects an increase $32.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2021, we made a payment on our revolving credit facility of $30.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $1.0 million and $1.3 million, respectively, for the three months ended March 31, 2022, and March 31, 2021.

Commitments

As of December 31, 2021, there was a balance payable on an existing legal judgment against World Programming. We paid this judgment in January 2022, for $65.9 million. There were no other material changes in our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently issued accounting pronouncements

Effective January 1, 2022, we adopted Accounting Standards Update, or ASU, 2020-06 using the modified retrospective approach. As a result, the Convertible Notes are accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to Accumulated deficit of $23.9 million, a decrease to Additional paid-in capital of $50.0 million, and an increase to Convertible senior notes, net of $26.1 million.

See Note 2 in the Notes to consolidated financial statements in Item 1, Part I of this Quarterly Report on Form 10-Q for a full description of the recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain global market risks, including foreign currency exchange risk and interest rate risk associated with our revolving credit facility.

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

As of March 31, 2022, we do not have any foreign currency hedging contracts and exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024. Our Convertible Notes have fixed annual interest rates at 0.250% and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of March 31, 2022, we had cash, cash equivalents and restricted cash of $405.8 million, consisting primarily of bank deposits and money market funds. As of March 31, 2022, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

World Programming

We acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021. In 2010, SAS Institute, Inc. (“SAS”) filed an action against World Programing in the United States District Court for the Eastern District of North Carolina (the “NC Court”) alleging copyright infringement, breach of contract, fraudulent inducement to contract, and violations of the North Carolina Unfair and Deceptive Trade Practices Act (UDTPA). SAS was unsuccessful on its copyright claims but prevailed on its breach of contract, fraudulent inducement, and UDTPA claims and was awarded damages of $79.1 million in 2016 (the “NC Judgment”). The NC Court subsequently enjoined World Programming from licensing its WPS Analytics software to new customers for use in the United States until the NC Judgment was satisfied. At the time that we acquired World Programming, World Programming had partially paid the NC Judgment.

In relation to the NC Court order that enjoined World Programming from licensing its WPS Analytics Software to new customers for use in the United States, SAS filed a related matter in California, which resulted in the California court issuing an order that required certain then existing customers of World Programming to direct payment (of their licensing fees for WPS Analytics software) to SAS until the NC Judgment was satisfied.

On January 3, 2022, we paid the outstanding balance of $65.9 million on the NC Judgment. Despite payment in full, SAS continued to assert that we had not fully satisfied the NC Judgment. The NC Court scheduled a hearing to address this issue for March 3, 2022 (the “March Hearing”).  At the March Hearing, the NC Court confirmed that our January 3, 2022 payment fully satisfied the NC Judgment, and lifted the injunction that had enjoined World Programming from licensing its WPS Analytics software to new customers for use in the United States. On March 7, 2022, SAS agreed that the California court order was no longer necessary and together with World Programming, filed a joint notice of satisfaction of the NC Judgment with the California court, thereby allowing customers of World Programming to resume payment of their licensing fees to World Programming directly.

In 2018, SAS filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022.  A decision from the Court of Appeals is pending.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 2, 2022, in connection with our acquisition of Powersim Inc. (“Powersim”), we agreed to issue to the stockholders of Powersim an aggregate of 68,788 shares of the Company’s Class A Common Stock, par value $0.0001 per share, with 34,394 shares issuable on each of March 2, 2023 and March 2, 2024, subject to potential reduction in certain circumstances. All shares are subject to customary securities law restrictions on transferability. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Powersim’s existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

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

ALTAIR ENGINEERING INC.

Date: May 5, 2022	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2022
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)