Form 10-Q
period 2022-06-30
Altair Engineering Inc.
filed 2022-08-04
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On July 22, 2022, there were 52,201,672 shares of the registrant’s Class A common stock outstanding and 27,744,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$416,137	$413,743
Accounts receivable, net	103,483	137,561
Income tax receivable	11,412	9,388
Prepaid expenses and other current assets	23,282	27,529
Total current assets	554,314	588,221
Property and equipment, net	39,370	40,478
Operating lease right of use assets	24,977	28,494
Goodwill	385,989	370,178
Other intangible assets, net	90,327	99,057
Deferred tax assets	7,943	8,495
Other long-term assets	25,588	28,352
TOTAL ASSETS	$1,128,508	$1,163,275
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,962	$6,647
Accrued compensation and benefits	31,084	42,307
Current portion of operating lease liabilities	9,433	9,933
Other accrued expenses and current liabilities	49,444	122,226
Deferred revenue	92,141	93,160
Convertible senior notes, net	—	199,705
Total current liabilities	187,064	473,978
Operating lease liabilities, net of current portion	16,340	19,550
Deferred revenue, non-current	20,785	12,872
Convertible senior notes, net	304,676	—
Other long-term liabilities	41,471	42,894
TOTAL LIABILITIES	570,336	549,294
Commitments and contingencies
MEZZANINE EQUITY	—	784
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 52,191 and 51,524 shares as of June 30, 2022, and December 31, 2021, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,745 shares as of June 30, 2022, and December 31, 2021	3	3
Additional paid-in capital	687,338	724,226
Accumulated deficit	(100,394)	(102,087)
Accumulated other comprehensive loss	(28,780)	(8,950)
TOTAL STOCKHOLDERS’ EQUITY	558,172	613,197
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$1,128,508	$1,163,275

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue
License	$82,688	$66,632	$188,857	$163,027
Maintenance and other services	34,205	32,926	68,933	66,072
Total software	116,893	99,558	257,790	229,099
Software related services	7,376	7,481	16,437	15,579
Total software and related services	124,269	107,039	274,227	244,678
Client engineering services	7,047	10,268	15,059	20,945
Other	1,340	2,605	3,151	4,452
Total revenue	132,656	119,912	292,437	270,075
Cost of revenue
License	4,120	3,617	8,807	9,012
Maintenance and other services	12,884	12,043	25,603	23,598
Total software	17,004	15,660	34,410	32,610
Software related services	5,464	5,731	11,499	11,853
Total software and related services	22,468	21,391	45,909	44,463
Client engineering services	5,914	8,293	12,555	17,181
Other	1,141	2,262	2,662	3,724
Total cost of revenue	29,523	31,946	61,126	65,368
Gross profit	103,133	87,966	231,311	204,707
Operating expenses:
Research and development	46,477	38,757	89,571	77,033
Sales and marketing	39,116	31,909	74,798	63,979
General and administrative	24,367	21,861	47,936	45,787
Amortization of intangible assets	6,208	4,615	12,111	9,492
Other operating income, net	(5,767)	(585)	(6,548)	(1,202)
Total operating expenses	110,401	96,557	217,868	195,089
Operating (loss) income	(7,268)	(8,591)	13,443	9,618
Interest expense	700	2,988	1,285	5,961
Other expense, net	21,907	708	23,975	1,543
(Loss) income before income taxes	(29,875)	(12,287)	(11,817)	2,114
Income tax expense	3,899	1,361	10,429	1,402
Net (loss) income	$(33,774)	$(13,648)	$(22,246)	$712
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.43)	$(0.18)	$(0.28)	$0.01
Net (loss) income per share attributable to common stockholders, diluted	$(0.43)	$(0.18)	$(0.28)	$0.01
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	78,948	75,263	79,204	74,959
Weighted average number of shares used in computing net (loss) income per share, diluted	78,948	75,263	79,204	79,851

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(33,774)	$(13,648)	$(22,246)	$712
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(15,949)	2,640	(20,112)	(1,335)
Retirement related benefit plans (net of tax effect of $7, $0, $7 and $0, respectively)	177	84	282	227
Total other comprehensive (loss) income	(15,772)	2,724	(19,830)	(1,108)
Comprehensive loss	$(49,546)	$(10,924)	$(42,076)	$(396)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2021	51,524	$5	27,745	$3	$724,226	$(102,087)	$(8,950)	$613,197
Cumulative effect of an accounting change	—	—	—	—	(50,009)	23,939	—	(26,070)
Net income	—	—	—	—	—	11,528	—	11,528
Issuance of common stock for employee stock purchase program	77	—	—	—	4,187	—	—	4,187
Exercise of stock options	86	—	—	—	238	—	—	238
Vesting of restricted stock	324	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,403	—	—	19,403
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,163)	(4,163)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	105	105
Balance as of March 31, 2022	52,011	5	27,745	3	698,045	(66,620)	(13,008)	618,425
Net loss	—	—	—	—	—	(33,774)	—	(33,774)
Settlement of convertible senior notes	—	—	—	—	(29,756)	—	—	(29,756)
Repurchase and retirement of common stock	(85)	—	—	—	(4,387)	—	—	(4,387)
Reclassification of mezzanine equity to permanent equity	—	—	—	—	784	—	—	784
Exercise of stock options	222	—	—	—	1,452	—	—	1,452
Vesting of restricted stock	43	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,200	—	—	21,200
Foreign currency translation, net of tax	—	—	—	—	—	—	(15,949)	(15,949)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	177	177
Balance as of June 30, 2022	52,191	$5	27,745	$3	$687,338	$(100,394)	$(28,780)	$558,172

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2020	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net income	—	—	—	—	—	14,360	—	14,360
Exercise of stock options	490	—	—	—	271	—	—	271
Vesting of restricted stock	278	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,644	—	—	9,644
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,975)	(3,975)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	143	143
Balance as of March 31, 2021	45,494	4	29,601	3	484,584	(78,933)	(6,629)	399,029
Net loss	—	—	—	—	—	(13,648)	—	(13,648)
Exercise of stock options	334	—	—	—	614	—	—	614
Vesting of restricted stock	54	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,626	—	—	10,626
Foreign currency translation, net of tax	—	—	—	—	—	—	2,640	2,640
Retirement related benefit plans, net of tax	—	—	—	—	—	—	84	84
Balance as of June 30, 2021	46,392	$4	$29,091	$3	$495,824	$(92,581)	$(3,905)	$399,345

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net (loss) income	$(22,246)	$712
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,819	13,180
Provision for credit loss	114	205
Amortization of debt discount and issuance costs	829	5,631
Stock-based compensation expense	39,814	20,296
Deferred income taxes	(64)	(1)
Gain on mark-to-market adjustment of contingent consideration	(5,304)	—
Expense on repurchase of convertible senior notes	16,621	—
Other, net	115	34
Changes in assets and liabilities:
Accounts receivable	29,270	24,852
Prepaid expenses and other current assets	2,056	(3,367)
Other long-term assets	4,397	(5,067)
Accounts payable	(2,070)	(967)
Accrued compensation and benefits	(9,742)	1,548
Other accrued expenses and current liabilities	(61,648)	2,999
Deferred revenue	10,080	(5,333)
Net cash provided by operating activities	18,041	54,722
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(37,660)	—
Capital expenditures	(3,457)	(5,391)
Other investing activities, net	(322)	(389)
Net cash used in investing activities	(41,439)	(5,780)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discounts and commissions	224,265	—
Repurchase of convertible senior notes	(192,792)	—
Proceeds from employee stock purchase plan contributions	4,431	—
Repurchase and retirement of common stock	(4,387)	—
Proceeds from the exercise of common stock options	1,689	885
Payments of debt issuance costs	(1,157)	—
Payments on revolving commitment	—	(30,000)
Other financing activities	(131)	(206)
Net cash provided by (used in) financing activities	31,918	(29,321)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,226)	(847)
Net increase in cash, cash equivalents and restricted cash	2,294	18,774
Cash, cash equivalents and restricted cash at beginning of year	414,012	241,547
Cash, cash equivalents and restricted cash at end of period	$416,306	$260,321
Supplemental disclosure of cash flow:
Interest paid	$289	$339
Income taxes paid	$4,891	$3,744
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable, other current liabilities and other liabilities	$1,530	$631

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global leader in computational science and artificial intelligence (”AI”) that provides software and cloud solutions in simulation, high-performance computing (“HPC”), data analytics, and AI. Altair enables organizations across all industries to compete more effectively and drive smarter decisions in an increasingly connected world - all while creating a greener, more sustainable future. The Company is headquartered in Troy, Michigan.

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Term licenses and other (1)	$72,485	$57,624	$166,530	$142,558
Perpetual licenses	10,203	9,008	22,327	20,469
Maintenance	33,035	30,549	66,372	60,243
Professional software services (1)	1,170	2,377	2,561	5,829
Software related services	7,376	7,481	16,437	15,579
Client engineering services	7,047	10,268	15,059	20,945
Other	1,340	2,605	3,151	4,452
Total revenue	$132,656	$119,912	$292,437	$270,075

(1)
Term licenses and other includes hardware revenue of $1.7 million and $2.4 million, respectively, for the three and six months ended June 30, 2022, and was reported in License revenue. Professional software services includes hardware revenue of $1.3 million and $3.0 million, respectively, for the three and six months ended June 30, 2021, and was reported in Maintenance and other services revenue.

The Company derived approximately 12.7% and 10.7% of its total revenue through indirect sales channels for the six months ended June 30, 2022 and 2021, respectively.

Costs to obtain a contract

As of June 30, 2022, and December 31, 2021, respectively, capitalized costs to obtain a contract were $4.3 million and $4.5 million recorded in Prepaid and other current assets and $0.2 million and $0.4 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2022, and $1.9 million and $3.5 million, respectively, for the three and six months ended June 30, 2021. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of June 30, 2022, and December 31, 2021, respectively, contract assets were $4.5 million and $3.8 million included in Accounts receivable, and $2.7 million and $2.3 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $65.0 million of revenue recognized during the six months ended June 30, 2022, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $147.6 million and $128.5 million as of June 30, 2022 and 2021, respectively. Of the amount recorded as of June 30, 2022, the Company expects to recognize approximately 73% over the next 12 months and the remainder thereafter.

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

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$416,137	$413,743
Restricted cash included in other long-term assets	169	269
Total cash, cash equivalents, and restricted cash	$416,306	$414,012

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Land	$9,728	$9,888
Building and improvements	18,002	18,358
Computer equipment and software	46,092	45,027
Furniture, equipment and other	12,445	12,947
Leasehold improvements	8,746	9,829
Right-of-use assets under finance leases	2,033	2,532
Total property and equipment	97,046	98,581
Less: accumulated depreciation and amortization	57,676	58,103
Property and equipment, net	$39,370	$40,478

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.9 million and $3.7 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2021, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Obligations for acquisition of businesses	$17,103	$87,636
Income taxes payable	8,524	5,887
Accrued VAT	4,197	6,047
Accrued professional fees	4,621	3,516
Employee stock purchase plan obligations	4,431	4,222
Accrued royalties	2,316	2,537
Defined contribution plan liabilities	1,368	1,513
Non-income tax liabilities	1,133	1,653
Billings in excess of cost	990	1,459
Other current liabilities	4,761	7,756
Total	$49,444	$122,226

The following table provides details of other long-term liabilities (in thousands):

	June 30,	December 31,
	2022	2021
Pension and other post retirement liabilities	$14,833	$15,086
Deferred tax liabilities	14,485	15,389
Other long-term liabilities	12,153	12,419
Total	$41,471	$42,894

Stock repurchase program

In February 2022, the Company’s Board of Directors approved a stock repurchase program to repurchase up to $50.0 million of the Company’s Class A Common Stock. Purchases under the stock repurchase program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. The Company is not obligated to repurchase any dollar amount or number of shares, and the stock repurchase program may be suspended or terminated at any time. All shares repurchased under the stock repurchase program are retired.

During the period ended June 30, 2022, under our stock repurchase program, we repurchased 85,119 shares at an average price of $51.52 per share for a total cost of $4.4 million. As of June 30, 2022, $45.6 million of shares of Class A Common Stock remained available for repurchase under the program.

Mezzanine equity

In 2017, the Company issued 200,000 shares of Class A Common Stock to a third-party as partial consideration for the purchase of developed technology. These shares had a put right that could be exercised by the holder five years from date of purchase at $12.50 per share that required the shares to be recorded at issuance date fair value and classified as mezzanine equity in the consolidated balance sheet.

During the year ended December 31, 2020, the third-party holder sold 133,336 shares on the open market and as a result, the issuance date fair value of those shares was reclassified into permanent equity from mezzanine equity. As of June 30, 2022, the put right has lapsed and the issuance date fair value of the remaining 66,664 shares were reclassified into permanent equity from mezzanine equity.

Restructuring expense

In 2021, the Company initiated a restructuring plan to realign resources with the Company’s business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $1.7 million and $5.1 million for the three and six months ended June 30, 2021, respectively. There were no restructuring costs for the three and six months ended June 30, 2022. The restructuring costs were attributable primarily to the Software reportable segment. The restructuring plan was completed, and all amounts were paid in 2021.

Other expense, net

Other expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expense on repurchase of convertible senior notes	$16,621	$—	$16,621	$—
Foreign exchange loss	5,741	787	7,654	1,716
Other income, net	(455)	(79)	(300)	(173)
Other expense, net	$21,907	$708	$23,975	$1,543

5.
Acquisitions

2022 Acquisitions

Concept Engineering

In June 2022, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of Concept Engineering, a leading provider of electronic system visualization software that accelerates the development, manufacture, and service of complex electrical and electronic systems, for preliminary aggregate consideration of $25.7 million. See Note 9 for further information on this acquisition. Concept Engineering’s software will be integrated into Altair’s Electronic System Design suite and will be available via Altair Units.

The acquisition of Concept Engineering will be accounted for as a business combination under the acquisition method of accounting. As of June 30, 2022, the book value of assets acquired and liabilities assumed were reported in the Company’s consolidated balance sheet. The remaining purchase price of $22.7 million has been recorded in goodwill pending fair value allocation. All goodwill is recorded in the Software segment.

The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Other business acquisitions

During the six months ended June 30, 2022, the Company completed three other business acquisitions that will be accounted for as business combinations under the acquisition method for preliminary transaction consideration of $18.0 million. As of June 30, 2022, $7.8 million of preliminary consideration for two of these acquisitions was reported in goodwill in the consolidated balance sheet pending fair value allocation. All goodwill is recorded in the Software segment. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. These acquisitions were not material to the Company’s consolidated financial statements.

The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. The Company’s transaction costs related to its 2022 acquisitions were not material.

2021 Acquisitions

World Programming

In December 2021, the Company acquired all of the outstanding capital stock of two related privately held companies, World Programming Limited and December 2015 Software Limited (together “World Programming”), from the stockholders named therein, for preliminary aggregate consideration of $73.0 million. The preliminary consideration consisted of cash in the amount of $50.0 million, subject to a customary working capital adjustment, and contingent consideration of $23.0 million, including $19.5 million of the Company’s Class A Common Stock (the “Contingent Stock Consideration”) and a measurement period adjustment of $3.5 million recognized in 2022. The dates on which the Contingent Stock Consideration is issuable and the number of shares issuable on such dates depend primarily on certain aspects of legal proceedings in which World Programming and SAS Institute, Inc. are engaged. For further information on the legal proceedings see Note 13.

The Company is required to mark-to-market the Contingent Stock Consideration liability based on the trading price of the Company’s Class A Common Stock. For the three and six months ended June 30, 2022, the Company recognized a gain of $5.3 million on the mark-to-market adjustment of contingent consideration which is included in Other operating income, net in the consolidated statements of operations.

In addition, per the stock purchase agreement, $29.5 million of Class A Common Stock will be issued subject to the continuing employment of certain key employees and are not reflected in aggregate consideration but will be recognized as stock-based compensation over the service period of three years.

As of June 30, 2022, Other accrued expenses and current liabilities included $0.4 million of contingent consideration due to employees.

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

Fair value of consideration transferred	$73,043
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	1,895
Accounts receivable	5,656
Other assets	6,085
Property and equipment	2,209
Trade names (4-year life)	300
Developed technology (5-year life)	33,000
Customer relationships (7-year life)	7,000
SAS legal liability	(66,596)
Accounts payable and other liabilities	(3,401)
Deferred revenue	(2,737)
Deferred tax liabilities and other tax reserves	(11,406)
Total net identifiable assets acquired and liabilities assumed	(27,995)
Goodwill (1)	$101,038
(1)
Goodwill is primarily attributable to market synergies expected to arise after the acquisition and is not deductible for tax purposes. All goodwill is recorded in the Software segment.

The preliminary estimated fair values of assets acquired and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. The valuation was complex due to the significant estimation uncertainty in certain assumptions used to determine the fair value of intangible assets acquired and contingent consideration. The Company continues to collect information with regard to its estimates and assumptions, including the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, contingent consideration, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

6.
Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of January 1, 2022	$370,178
Acquisitions	32,568
Effects of foreign currency translation and other	(16,757)
Balance as of June 30, 2022	$385,989

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	June 30, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$113,072	$57,398	$55,674
Customer relationships	7-10 years	48,359	24,768	23,591
Other intangibles	4-10 years	656	195	461
Total definite-lived intangible assets		162,087	82,361	79,726
Indefinite-lived intangible assets:
Trade names		10,601		10,601
Total other intangible assets		$172,688	$82,361	$90,327

	December 31, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$110,891	$49,672	$61,219
Customer relationships	7-10 years	48,277	21,859	26,418
Other intangibles	4-10 years	647	127	520
Total definite-lived intangible assets		159,815	71,658	88,157
Indefinite-lived intangible assets:
Trade names		10,900		10,900
Total other intangible assets		$170,715	$71,658	$99,057

Amortization expense related to intangible assets was $6.2 million and $12.1 million for the three and six months ended June 30, 2022, respectively, and $4.6 million and $9.5 million for the three and six months ended June 30, 2021, respectively.

7.
Debt

Convertible senior notes

2027 Notes

In June 2022, the Company issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027 (the "2027 Notes"), which includes the initial purchaser’s exercise in full of its option to purchase an additional $30.0 million principal amount of the 2027 Notes, in a private offering. The net proceeds from the issuance of the 2027 Notes was $224.3 million after deducting discounts, commissions and estimated issuance costs.

The Company entered into an Indenture relating to the issuance of the 2027 Notes dated June 14, 2022 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2027 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2027 Notes become automatically due and payable. The 2027 Notes are senior unsecured obligations of the Company.

The 2027 Notes mature on June 15, 2027, unless earlier repurchased, redeemed or converted. The Company may redeem for cash all or, subject to certain limitations, any portion of the 2027 Notes, at its option, on or after June 20, 2025 if the last reported sale price of Altair's Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The 2027 Notes bear interest at a rate of 1.750% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2022.

The 2027 Notes have an initial conversion rate of 13.9505 shares of the Company's Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $71.68 per share of Class A common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make whole fundamental change or a redemption period (each as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder who elects to convert its 2027 Notes in connection with such make whole fundamental change or during the relevant redemption period.

Holders of the 2027 Notes may convert all or any portion of their 2027 Notes at any time prior to the close of business on the business day immediately preceding December 15, 2026, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2022, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day;
•
if the Company calls the 2027 Notes for redemption (which the Company may not do prior to June 20, 2025), at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date but only with respect to the 2027 Notes called (or deemed called) for redemption; or

•
upon the occurrence of specified corporate events.

On or after December 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

During the period ended June 30, 2022, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of June 30, 2022.

2024 Notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "2024 Notes" and together with the 2027 Notes, the “Convertible Notes”), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the 2024 Notes, in a public offering. The net proceeds from the issuance of the 2024 Notes were $221.9 million after deducting the underwriting discounts and commissions and estimated issuance costs. The 2024 Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, commencing December 1, 2019. The 2024 Notes mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms. The 2024 Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. Refer to the Company’s consolidated financial statements for the year ended December 31, 2021, for details of the issuance of the 2024 Notes.

Prior to January 1, 2022, the Company separated the 2024 Notes into liability and equity components. On issuance, the carrying amount of the equity component was recorded as a debt discount and subsequently amortized to interest expense. Effective January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective approach. As a result, the 2024 Notes are accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to Accumulated deficit of $23.9 million, a decrease to Additional paid-in capital of $50.0 million, and an increase to Convertible senior notes, net of $26.1 million.

During the three months ended June 30, 2022, using proceeds from the issuance of the 2027 Notes, the Company entered into separate privately negotiated transactions with certain holders of the 2024 notes to repurchase and retire $148.2 million aggregate principal amount of the 2024 notes for an aggregate amount of $192.4 million of cash including accrued and unpaid interest. The Company recognized expense of $16.6 million, representing the fair value of the consideration paid to certain holders of the 2024 Notes in excess of the value to which they were entitled to receive on the respective settlement dates. The amount is included in Other expense, net in the Company’s consolidated statement of operations.

As of June 30, 2022, $81.8 million principal amount of the 2024 Notes remained outstanding. The Company may settle the 2024 Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election.

During the period ended June 30, 2022, the conditions allowing holders of the 2024 Notes to convert were not met. Therefore, the 2024 Notes were classified as long-term debt on the consolidated balance sheet as of June 30, 2022. As of December 31, 2021, the conditions allowing the holders of the 2024 Notes to convert were met. Therefore, the 2024 Notes were classified as current on the consolidated balance sheet as of December 31, 2021.

The Convertible Notes consisted of the following (in thousands):

	June 30, 2022		December 31, 2021
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,754	$—	$230,000
Less: unamortized debt discount (1)	—	—	—	27,022
Less: unamortized debt issuance costs	5,835	1,243	—	3,273
Net carrying amount	$224,165	$80,511	$—	$199,705

(1)
The Company adopted ASU 2020-06 on January 1, 2022, which resulted in the convertible notes to be accounted for as a single liability.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$194	$144	$338	$288
Amortization of debt issuance costs and discount (1)	406	2,831	818	5,625
Total	$600	$2,975	$1,156	$5,913

(1)
The 2021 amount includes the amortization of the debt discount prior to the adoption of ASU 2020-06 of January 1, 2022.

As of June 30, 2022, the if converted value of the 2027 Notes did not exceed the principal amount. As of June 30, 2022, the if converted value of the 2024 Notes exceeded the principal amount by $10.5 million.

Credit agreement

Revolving credit facility

The Company has a $150.0 million credit facility with a maturity date of December 15, 2025 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement provides for an accordion feature that allows the Company to expand the size of the revolving line of credit by an additional $50.0 million, subject to certain conditions, by obtaining additional commitments from the existing lenders or by causing a person acceptable to the administrative agent to become a lender (in each case subject to the terms and conditions set forth in the 2019 Amended Credit Agreement). In June 2022, the Company amended the 2019 Amended Credit Agreement to, among other things, permit the issuance of the 2027 Notes and extend the maturity date of the credit facility to December 2025.

As of June 30, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $150.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of June 30, 2022, the estimated fair value of the 2027 Notes and 2024 Notes was $224.0 million and $101.3 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 7. – Debt.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of January 1, 2022	1,281,411
Granted	435,614
Vested	(366,667)
Forfeited	(19,008)
Outstanding as of June 30, 2022	1,331,350

The weighted average grant date fair value of the RSUs was $57.21 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2022, totaled $70.4 million, and is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2022	4,875,562	$51.02	8.8
Granted	885,262	$56.26
Exercised	(32,038)	$41.44
Forfeited	(57,726)	$51.16
Outstanding as of June 30, 2022	5,671,060	$51.96	8.6	$27.7
Exercisable as of June 30, 2022	1,037,227	$40.58	7.9	$12.8

The total intrinsic value of the 2017 Plan stock options exercised during the six months ended June 30, 2022, was $0.4 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. As of June 30, 2022, the Company had 3,123,191 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company purchased 76,809 shares of common stock under the ESPP during the six months ended June 30, 2022. As of June 30, 2022, $4.4 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is reported in Other accrued expenses and current liabilities. The Company recognized $0.6 million and $1.3 million of stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2022, respectively.

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

The estimated post combination expense to the Company as a result of the World Programming business combination was $29.5 million which is recognized on an accelerated method over the employment period. As of June 30, 2022, the weighted average remaining service period is 2.5 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $4.5 million and $8.9 million for the three and six months ended June 30, 2022, respectively.

In connection with the acquisition of Powersim Inc. in March 2022, per the stock purchase agreement, $4.3 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued on the one - and two-year anniversaries of certain matters being resolved, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. Stock-based compensation expense includes $0.9 million and $1.1 million for the three and six months ended June 30, 2022, respectively.

In connection with the acquisition of Concept Engineering in June 2022, per the stock purchase agreement, $6.0 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued on the one, and two-year anniversaries of certain matters being resolved, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. Stock-based compensation expense includes $0.2 million for both the three and six months ended June 30, 2022.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue – software	$2,030	$1,222	$3,933	$2,380
Research and development	8,979	4,143	16,337	7,329
Sales and marketing	7,664	3,659	14,699	7,127
General and administrative	2,527	1,624	4,845	3,460
Total stock-based compensation expense	$21,200	$10,648	$39,814	$20,296

10.
Net (loss) income per share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(33,774)	$(13,648)	$(22,246)	$712
Interest expense related to Convertible Notes, net of tax	194	—	338	—
Numerator for diluted (loss) income per share	$(33,580)	$(13,648)	$(21,908)	$712
Denominator:
Denominator for basic (loss) income per share— weighted average shares	78,948	75,263	79,204	74,959
Effect of dilutive securities, stock options, RSUs and ESPP shares	—	—	—	4,892
Denominator for dilutive (loss) income per share	78,948	75,263	79,204	79,851
Net (loss) income per share attributable to common stockholders, basic	$(0.43)	$(0.18)	$(0.28)	$0.01
Net (loss) income per share attributable to common stockholders, diluted	$(0.43)	$(0.18)	$(0.28)	$0.01

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options and ESPP shares	2,366	3,580	2,345	—
Convertible shares	4,967	1,460	4,967	—
Total shares excluded from calculation	7,333	5,040	7,312	—

11.
Income taxes

The Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2022 and 2021, were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	$3,899	$1,361	$10,429	$1,402
Effective tax rate	(13%)	(11%)	(88%)	66%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021, also includes net discrete expense of $3.4 million and net discrete benefit of $2.4 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

12.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2021	$(6,400)	$(2,550)	$(8,950)
Other comprehensive loss before reclassification	(20,112)	217	(19,895)
Amounts reclassified from accumulated other comprehensive loss	—	58	58
Tax effects	—	7	7
Other comprehensive (loss) income	(20,112)	282	(19,830)
Balance as of June 30, 2022	$(26,512)	$(2,268)	$(28,780)

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

The following tables are in thousands:

Three months ended June 30, 2022	Software	CES	All other	Total
Revenue	$124,269	$7,047	$1,340	$132,656
Adjusted EBITDA	$16,531	$406	$(497)	$16,440

Three months ended June 30, 2021	Software	CES	All other	Total
Revenue	$107,039	$10,268	$2,605	$119,912
Adjusted EBITDA	$8,616	$1,212	$(332)	$9,496

Six months ended June 30, 2022	Software	CES	All other	Total
Revenue	$274,227	$15,059	$3,151	$292,437
Adjusted EBITDA	$62,715	$1,204	$(889)	$63,030

Six months ended June 30, 2021	Software	CES	All other	Total
Revenue	$244,678	$20,945	$4,452	$270,075
Adjusted EBITDA	$44,854	$2,222	$(620)	$46,456

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA to U.S. GAAP (loss) income before income taxes:
Adjusted EBITDA	$16,440	$9,496	$63,030	$46,456
Stock-based compensation expense	(21,200)	(10,648)	(39,814)	(20,296)
Interest expense	(700)	(2,988)	(1,285)	(5,961)
Depreciation and amortization	(8,133)	(6,494)	(15,819)	(13,180)
Restructuring expense	—	(1,732)	—	(5,078)
Special adjustments, interest income and other (1)	(16,282)	79	(17,929)	173
(Loss) income before income taxes	$(29,875)	$(12,287)	$(11,817)	$2,114

(1)
The three months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $5.4 million currency losses on acquisition-related intercompany loans, and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The six months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.9 million currency losses on acquisition-related intercompany loans and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

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

Overview

We are a global leader in computational science and artificial intelligence (”AI”) that provides software and cloud solutions in simulation, high-performance computing (“HPC”), data analytics, and AI. We enable organizations across all industries to compete more effectively and drive smarter decisions in an increasingly connected world - all while creating a greener, more sustainable future.

Acquisitions

In June 2022, we acquired Concept Engineering, a leading provider of electronic system visualization software that accelerates the development, manufacture, and service of complex electrical and electronic systems. Concept Engineering’s software will be integrated into Altair’s Electronic System Design suite and will be available via Altair Units.

In June 2022, we acquired Gen3D, a startup out of the University of Bath, U.K. Gen3D is a pioneer implementing the implicit geometry method for describing highly complex geometries such as lattice structures in additive manufacturing. The technology will be integrated into Altair Inspire, an intuitive and powerful family of software products that enables simulation-driven design throughout the entire product lifecycle, from concept to reality.

In March 2022, we acquired Powersim, a market-leading provider of simulation and design tools for power electronics, including power supplies, motor drives, control systems, and microgrids. This acquisition expands Altair’s electronic system design technology into the domain of power electronics. Powersim’s software will be integrated into Altair’s Electronic System Design suite and will be available via Altair Units.

In February 2022, we acquired Cassini, a next-generation cloud native technology for Industry 4.0. With this acquisition, we deepen our expertise and strengthen our ability to offer digital thread solutions via the Altair One cloud platform.

Convertible Senior Notes

2027 Notes

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027 (the "2027 Notes"), which includes the initial purchaser’s exercise in full of its option to purchase an additional $30.0 million principal amount of the 2027 Notes, in a private offering. The net proceeds from the issuance of the 2027 Notes was approximately $224.3 million after deducting discounts, commissions and estimated issuance costs.

We entered into an Indenture relating to the issuance of the 2027 Notes dated June 14, 2022 (the “Indenture”), by and between the Company and U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2027 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2027 Notes become automatically due and payable. The 2027 Notes are senior unsecured obligations of the Company.

The 2027 Notes mature on June 15, 2027, unless earlier repurchased, redeemed or converted. We may redeem for cash all or, subject to certain limitations, any portion of the 2027 Notes, at our option, on or after June 20, 2025 if the last reported sale price of our Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The 2027 Notes bear interest at a rate of 1.750% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on December 15, 2022.

The 2027 Notes have an initial conversion rate of 13.9505 shares of our Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $71.68 per share of Class A common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make whole fundamental change or a redemption period (each as defined in the Indenture), we will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder who elects to convert its 2027 Notes in connection with such make whole fundamental change or during the relevant redemption period.

Holders of the 2027 Notes may convert all or any portion of their 2027 Notes at any time prior to the close of business on the business day immediately preceding December 15, 2026, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on September 30, 2022, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2027 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day;
•
if we call the 2027 Notes for redemption (which the Company may not do prior to June 20, 2025), at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date but only with respect to the 2027 Notes called (or deemed called) for redemption; or

•
upon the occurrence of specified corporate events.

On or after December 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.

2024 Notes

In June 2022, using proceeds from the issuance of the 2027 Notes, we retired approximately $148.2 million principal amount of our convertible senior notes which mature in 2024 (the "2024 Notes" and together with the 2027 Notes, the “Convertible Notes”), by paying cash of approximately $192.4 million including accrued and unpaid interest.

Credit Agreement

In June 2022, we amended our $150.0 million credit facility to, among other things, permit the issuance of the 2027 Notes and extend the maturity date of the credit facility to December 15, 2025.

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19 a pandemic and a public health emergency of international concern. The global spread of COVID-19, including new and emerging variants, has created significant volatility and uncertainty since March 2020 and may continue into the future.

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

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To identify changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis. For the remainder of our current fiscal year, we anticipate that our revenues and profit may be adversely impacted by changes in foreign currency rates.

Business Segments

We have identified two reportable segments: Software and Client Engineering Services:

•
Software —Our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, high-performance computing software applications and hardware products, modeling and visualization tools, data analytics and analysis products, IoT platform and analytics tools, as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue, to manufacturing process simulation and cost estimation. The software related services component of this segment includes consulting, and training focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle.
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

Results of operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Increase / (decrease)	Six Months Ended June 30,		Increase / (decrease)
(in thousands)	2022	2021	%	2022	2021	%
Revenue:
Software	$116,893	$99,558	17%	$257,790	$229,099	13%
Software related services	7,376	7,481	(1%)	16,437	15,579	6%
Total software and related services	124,269	107,039	16%	274,227	244,678	12%
Client engineering services	7,047	10,268	(31%)	15,059	20,945	(28%)
Other	1,340	2,605	(49%)	3,151	4,452	(29%)
Total revenue	132,656	119,912	11%	292,437	270,075	8%
Cost of revenue:
Software	17,004	15,660	9%	34,410	32,610	6%
Software related services	5,464	5,731	(5%)	11,499	11,853	(3%)
Total software and related services	22,468	21,391	5%	45,909	44,463	3%
Client engineering services	5,914	8,293	(29%)	12,555	17,181	(27%)
Other	1,141	2,262	(50%)	2,662	3,724	(29%)
Total cost of revenue	29,523	31,946	(8%)	61,126	65,368	(6%)
Gross profit	103,133	87,966	17%	231,311	204,707	13%
Operating expenses:
Research and development	46,477	38,757	20%	89,571	77,033	16%
Sales and marketing	39,116	31,909	23%	74,798	63,979	17%
General and administrative	24,367	21,861	11%	47,936	45,787	5%
Amortization of intangible assets	6,208	4,615	35%	12,111	9,492	28%
Other operating income, net	(5,767)	(585)	886%	(6,548)	(1,202)	445%
Total operating expenses	110,401	96,557	14%	217,868	195,089	12%
Operating (loss) income	(7,268)	(8,591)	(15%)	13,443	9,618	40%
Interest expense	700	2,988	(77%)	1,285	5,961	(78%)
Other expense, net	21,907	708	NM	23,975	1,543	NM
(Loss) income before income taxes	(29,875)	(12,287)	143%	(11,817)	2,114	NM
Income tax expense	3,899	1,361	186%	10,429	1,402	644%
Net (loss) income	$(33,774)	$(13,648)	147%	$(22,246)	$712	NM
Other financial information:
Billings(1)	$125,423	$117,762	7%	$296,759	$263,575	13%
Adjusted EBITDA(2)	$16,440	$9,496	73%	$63,030	$46,456	36%
Net cash provided by operating activities				$18,041	$54,722	(67%)
Free cash flow(3)				$14,584	$49,331	(70%)

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

Three months ended June 30, 2022 and 2021

Revenue

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software revenue	$116,893	$99,558	$17,335	17%
As a percent of software segment revenue	94%	93%
As a percent of consolidated revenue	88%	83%

The 17% increase in our software revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily the result of an increase in software license revenue. The increase was driven by growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software related services revenue	$7,376	$7,481	$(105)	(1%)
As a percent of software segment revenue	6%	7%
As a percent of consolidated revenue	6%	6%

Software related services revenue remained consistent for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Client engineering services revenue	$7,047	$10,268	$(3,221)	(31%)
As a percent of consolidated revenue	5%	9%

CES revenue decreased 31% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours. In addition, we had difficulty filling some CES positions due to a challenging labor market in the U.S.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other revenue	$1,340	$2,605	$(1,265)	(49%)
As a percent of consolidated revenue	1%	2%

The 49% decrease in other revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was due to reduced unit sales by toggled, our LED lighting business.

Cost of revenue

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software revenue	$17,004	$15,660	$1,344	9%
As a percent of software revenue	15%	16%
As a percent of consolidated revenue	13%	13%

Cost of software revenue increased $1.3 million, or 9%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Stock-based compensation expense increased $0.8 million and hardware costs increased $0.6 million. The increase in hardware costs was due to increased sales of hardware products in the current period.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software related services revenue	$5,464	$5,731	$(267)	(5%)
As a percent of software related services revenue	74%	77%
As a percent of consolidated revenue	4%	5%

Cost of software related services revenue decreased 5% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The decrease is primarily a result of a reduction in employee-related expense in the current year.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of client engineering services revenue	$5,914	$8,293	$(2,379)	(29%)
As a percent of client engineering services revenue	84%	81%
As a percent of consolidated revenue	4%	7%

Cost of CES revenue decreased 29% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of other revenue	$1,141	$2,262	$(1,121)	(50%)
As a percent of other revenue	85%	87%
As a percent of consolidated revenue	1%	2%

Cost of other revenue decreased 50% for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, consistent with the decrease in other revenue.

Gross profit

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Gross profit	$103,133	$87,966	$15,167	17%
As a percent of consolidated revenue	78%	73%

Gross profit increased by $15.2 million, or 17%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase in gross profit was primarily attributable to the increase in software revenue and decrease in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Research and development	$46,477	$38,757	$7,720	20%
As a percent of consolidated revenue	35%	32%

Research and development expenses increased by $7.7 million, or 20%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Stock-based compensation expense increased $4.8 million, employee compensation and related expense increased $3.1 million, and cloud hosting and software maintenance expense increased $0.7 million for the three months ended June 30, 2022. The increase in employee compensation and related expense is primarily a result of increased headcount and annual merit increases in the current year period. These increases were partially offset by a decreases in restructuring costs and consulting expense of $0.6 million and $0.5 million, respectively.

Sales and marketing

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Sales and marketing	$39,116	$31,909	$7,207	23%
As a percent of consolidated revenue	29%	27%

Sales and marketing expenses increased by $7.2 million, or 23%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Stock-based compensation expense increased $4.0 million, employee compensation and related expense increased $2.4 million, advertising and trade show related expenses increased $0.8 million, cloud hosting and software maintenance expense increased $0.5 million, and travel costs increased $0.4 million for the three months ended June 30, 2022. These increases were partially offset by a decrease in restructuring costs of $1.0 million, which were non-recurring in the current period.

General and administrative

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
General and administrative	$24,367	$21,861	$2,506	11%
As a percent of consolidated revenue	18%	18%

General and administrative expenses increased by $2.5 million, or 11%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Stock-based compensation expense increased $0.9 million, travel costs increased $0.6 million, employee compensation and related expense increased $0.5 million, and professional fees increased $0.3 million for the three months ended June 30, 2022.

Amortization of intangible assets

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Amortization of intangible assets	$6,208	$4,615	$1,593	35%
As a percent of consolidated revenue	5%	4%

Amortization of intangible assets increased by $1.6 million, or 35%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other operating income, net	$(5,767)	$(585)	$5,182	886%
As a percent of consolidated revenue	-4%	0%

Other operating income, net increased $5.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $5.3 million gain recognized on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

Interest expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Interest expense	$700	$2,988	$(2,288)	(77%)
As a percent of consolidated revenue	1%	2%

Interest expense decreased $2.3 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2022. As a result of this adoption, we account for the 2024 Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2022, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $0.4 million for the three months ended June 30, 2022, while interest expense related to the amortization of debt discount and issuance costs was $2.8 million for the three months ended June 30, 2021.

Other expense, net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other expense, net	$21,907	$708	$21,199	NM
As a percent of consolidated revenue	17%	1%

Other expense, net increased by $21.2 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. We recognized expense of $16.6 million on the repurchase of a portion of our 2024 Notes, and an increase of $5.0 million in net foreign currency losses during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Income tax expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Income tax expense	$3,899	$1,361	$2,538	186%

The effective tax rate was -13% and -11% for the three months ended June 30, 2022 and 2021, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rate for the three months ended June 30, 2022 and 2021, also includes net discrete expense of $1.5 million and net discrete expense of $1.2 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Net loss	$(33,774)	$(13,648)	$(20,126)	147%

Net loss increased by $20.1 million for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. The increase in net loss was primarily attributable to expense recognized on the repurchase of a portion of our 2024 Notes, increased stock-based compensation expense and increased foreign currency losses in the current year period, partially offset by an increase in revenue and a gain on the mark-to-market adjustment of contingent consideration, as described above.

Six months ended June 30, 2022 and 2021

Revenue

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software revenue	$257,790	$229,099	$28,691	13%
As a percent of software segment revenue	94%	94%
As a percent of consolidated revenue	88%	85%

The 13% increase in our software revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily the result of an increase in software license revenue. The increase was driven by growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software related services revenue	$16,437	$15,579	$858	6%
As a percent of software segment revenue	6%	6%
As a percent of consolidated revenue	6%	6%

Software related services revenue increased 6% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. The increase was primarily the result of an increase in customer demand for these services.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Client engineering services revenue	$15,059	$20,945	$(5,886)	(28%)
As a percent of consolidated revenue	5%	8%

CES revenue decreased 28% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours. In addition, we had difficulty filling some CES positions due to a challenging labor market in the U.S.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other revenue	$3,151	$4,452	$(1,301)	(29%)
As a percent of consolidated revenue	1%	2%

The 29% decrease in other revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was due to reduced unit sales in the second quarter by toggled, our LED lighting business.

Cost of revenue

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software revenue	$34,410	$32,610	$1,800	6%
As a percent of software revenue	13%	14%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased $1.8 million, or 6%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Employee compensation and related expense increased $1.7 million, primarily due to increased headcount in the current year, and stock-based compensation expense increased $1.6 million. These increases were partially offset by decreases in restructuring costs and third-party consulting fees of $0.8 million and $0.4 million, respectively. The restructuring costs were non-recurring in the current period.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software related services revenue	$11,499	$11,853	$(354)	(3%)
As a percent of software related services revenue	70%	76%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue decreased $0.4 million, or 3%, for six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to a decrease in employee-related expense.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of client engineering services revenue	$12,555	$17,181	$(4,626)	(27%)
As a percent of client engineering services revenue	83%	82%
As a percent of consolidated revenue	4%	6%

Cost of CES revenue decreased 27% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of other revenue	$2,662	$3,724	$(1,062)	(29%)
As a percent of other revenue	84%	84%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 29% for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, consistent with the decrease in other revenue.

Gross profit

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Gross profit	$231,311	$204,707	$26,604	13%
As a percent of consolidated revenue	79%	76%

Gross profit increased by $26.6 million, or 13%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase in gross profit was primarily attributable to the increase in software revenue and decrease in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Research and development	$89,571	$77,033	$12,538	16%
As a percent of consolidated revenue	31%	29%

Research and development expenses increased by $12.5 million, or 16%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Stock-based compensation expense increased $9.0 million, employee compensation and related expense increased $5.3 million, primarily due to increased headcount, and cloud hosting and software maintenance expense increased $0.7 million in the current year. These increases were partially offset by a decrease in restructuring costs and consulting expense of $1.7 million and $1.2 million, respectively. The restructuring costs were non-recurring in the current period.

Sales and marketing

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Sales and marketing	$74,798	$63,979	$10,819	17%
As a percent of consolidated revenue	26%	24%

Sales and marketing expenses increased by $10.8 million, or 17%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Stock-based compensation expense increased $7.6 million, employee compensation and related expense increased $1.9 million, primarily due to increased headcount, advertising and trade show related expenses increased $1.7 million, cloud hosting and software maintenance expense increased $0.8 million, and travel costs increased $0.6 million for the six months ended June 30, 2022. These increases were partially offset by a decrease in restructuring costs of $1.9 million which were non-recurring in the current period.

General and administrative

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
General and administrative	$47,936	$45,787	$2,149	5%
As a percent of consolidated revenue	16%	17%

General and administrative expenses increased by $2.1 million, or 5%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Stock-based compensation expense increased $1.4 million, professional fees increased $1.0 million, travel costs increased $0.7 million, and cloud hosting and software maintenance expense increased $0.4 million for the six months ended June 30, 2022. These increases were partially offset by decreases in employee compensation and related expense, and restructuring costs of $0.7 million and $0.5 million, respectively.

Amortization of intangible assets

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Amortization of intangible assets	$12,111	$9,492	$2,619	28%
As a percent of consolidated revenue	4%	4%

Amortization of intangible assets increased by $2.6 million, or 28%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Amortization of intangible assets in the current year period increased primarily as a result of prior year acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other operating income, net	$(6,548)	$(1,202)	$5,346	445%
As a percent of consolidated revenue	-2%	0%

Other operating income, net increased $5.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to a $5.3 million gain recognized on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

Interest expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Interest expense	$1,285	$5,961	$(4,676)	(78%)
As a percent of consolidated revenue	0%	2%

Interest expense decreased $4.7 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2022. As a result of this adoption, we account for the 2024 Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2022, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $0.8 million for the six months ended June 30, 2022, while interest expense related to the amortization of debt discount and issuance costs was $5.6 million for the six months ended June 30, 2021.

Other expense, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other expense, net	$23,975	$1,543	$22,432	NM
As a percent of consolidated revenue	8%	1%

Other expense, net increased by $22.4 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. We recognized expense of $16.6 million on the repurchase of a portion of our 2024 Notes, and an increase of $5.9 million in net foreign currency losses during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Income tax expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Income tax expense	$10,429	$1,402	$9,027	644%

The effective tax rate was -88% and 66% for the six months ended June 30, 2022 and 2021 respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rate for the six months ended June 30, 2022 and 2021, also includes net discrete expense of $3.4 million and net discrete benefit of $2.4 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net (loss) income

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Net (loss) income	$(22,246)	$712	$(22,958)	NM

Net loss was $22.2 million for the six months ended June 30, 2022, as compared to net income of $0.7 million for the six months ended June 30, 2021. The net loss was primarily attributable to expense recognized on the repurchase of a portion of our 2024 Notes, increased stock-based compensation expense and increased foreign currency losses in the current year period, partially offset by an increase in revenue and a gain on the mark-to-market adjustment of contingent consideration, as described above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Other financial data:
Billings	$125,423	$117,762	$296,759	$263,575
Adjusted EBITDA	$16,440	$9,496	$63,030	$46,456
Free Cash Flow			$14,584	$49,331
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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$132,656	$119,912	$292,437	$270,075
Ending deferred revenue	112,926	88,579	112,926	88,579
Beginning deferred revenue	(118,403)	(90,729)	(106,032)	(95,079)
Deferred revenue acquired	(1,756)	—	(2,572)	—
Billings	$125,423	$117,762	$296,759	$263,575

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(33,774)	$(13,648)	$(22,246)	$712
Income tax expense	3,899	1,361	10,429	1,402
Stock-based compensation expense	21,200	10,648	39,814	20,296
Interest expense	700	2,988	1,285	5,961
Depreciation and amortization	8,133	6,494	15,819	13,180
Restructuring expense	—	1,732	—	5,078
Special adjustments, interest income and other (1)	16,282	(79)	17,929	(173)
Adjusted EBITDA	$16,440	$9,496	$63,030	$46,456

(1)
The three months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $5.4 million currency losses on acquisition-related intercompany loans, and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The six months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.9 million currency losses on acquisition-related intercompany loans and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

Free Cash Flow

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities (1)	$18,041	$54,722
Capital expenditures	(3,457)	(5,391)
Free cash flow (1)	$14,584	$49,331

(1)
The six months ended June 30, 2022, includes $65.9 million payment for legal judgement acquired in December 2021.

Recurring software license rate

A key factor to our success is our recurring software license rate which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. Recurring revenue streams allow us to create more consistent, predictable cash flows and drive greater long-term customer value. We believe the recurring software license rate is a key factor to our success and we monitor this measure to ensure our go-to-market strategy is driving long-term success of our business.

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the six months ended June 30, 2022 and 2021, our recurring software license rate was 93% and 92%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of June 30, 2022, our principal sources of liquidity were $416.1 million in cash and cash equivalents and $150.0 million availability on our credit facility. We have outstanding debt in the form of our Convertible Notes with a $311.8 million principal amount as of June 30, 2022.

During the period ended June 30, 2022, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of June 30, 2022. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

During the period ended June 30, 2022, under our stock repurchase program, we repurchased 85,119 shares of our Class A Common Stock at an average price of $51.52 per share for a total cost of approximately $4.4 million. As of June 30, 2022, approximately $45.6 million of shares remained available for repurchase under the program.

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

Revolving credit facility

We have a $150.0 million credit facility with a maturity date of December 15, 2025 (“2019 Amended Credit Agreement”). The 2019 Amended Credit Agreement allows us to request that the aggregate commitments under the 2019 Amended Credit Agreement be increased by up to $50.0 million for a total of $200.0 million, subject to certain conditions. In June 2022, we amended our 2019 Amended Credit Agreement to, among other things, permit the issuance of the 2027 Notes and extend the maturity date of the credit facility to December 2025.

As of June 30, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of June 30, 2022, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Cash flows

As of June 30, 2022, we had cash and cash equivalents of $416.1 million available for working capital purposes, acquisitions, and capital expenditures; $329.2 million of this amount was held in the United States and $81.1 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$18,041	$54,722
Net cash used in investing activities	(41,439)	(5,780)
Net cash provided by (used in) financing activities	31,918	(29,321)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,226)	(847)
Net increase in cash, cash equivalents and restricted cash	$2,294	$18,774

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2022, was $18.0 million, which reflects a decrease of $36.7 million compared to the six months ended June 30, 2021. This decrease was the result of a $65.9 million payment in January on an existing legal judgment against World Programming, and changes to our working capital position for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2022, was $41.4 million, which reflects an increase of $35.7 million compared to the six months ended June 30, 2021. The increase was primarily the result of $37.7 million in cash payments for business acquisitions in the current year.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended June 30, 2022, was $31.9 million, which reflects an increase in cash provided of $61.2 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, we received aggregate proceeds of $224.3 million from the issuance of our 2027 Notes, net of certain discounts and commissions, partially offset by $192.8 million proceeds used for the repurchase of a portion of our 2024 Notes. For the six months ended June 30, 2021, we made a payment on our revolving credit facility of $30.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $6.2 million and $0.8 million, respectively, for the six months ended June 30, 2022, and June 30, 2021.

Commitments

As of June 30, 2022, our principal commitments consist of our $81.8 million and $230.0 million convertible notes due in 2024 and 2027, respectively.

As of December 31, 2021, there was a balance payable on an existing legal judgment against World Programming. We paid this judgment in January 2022, for $65.9 million.

There were no other material changes in our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently issued accounting pronouncements

Effective January 1, 2022, we adopted Accounting Standards Update, or ASU, 2020-06 using the modified retrospective approach. As a result, our 2024 Notes are accounted for as a single liability measured at amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to Accumulated deficit of $23.9 million, a decrease to Additional paid-in capital of $50.0 million, and an increase to Convertible senior notes, net of $26.1 million.

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

As of June 30, 2022, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027. In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 of which $148.2 million aggregate principal amount had been repurchased as of June 30, 2022. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of June 30, 2022, we had cash, cash equivalents and restricted cash of $416.3 million, consisting primarily of bank deposits and money market funds. As of June 30, 2022, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors set forth below supplement the risk factors previously disclosed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The following risk factors should be read in conjunction with the risk factors regarding the 2024 Notes set forth in our Annual Report on 10-K for the year ended December 31, 2021.

The 2027 Notes will be effectively subordinated to our secured debt (including borrowings under our revolving credit facility) and any liabilities of our subsidiaries.

The 2027 Notes will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2027 Notes; equal in right of payment to any of our liabilities that are not so subordinated, such as our existing 2024 Notes; effectively junior in right of payment to any of our secured indebtedness (including all amounts outstanding under our revolving credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the 2027 Notes (including all amounts outstanding under our revolving credit facility) will be available to pay obligations on the 2027 Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the 2027 Notes only after all indebtedness and other liabilities (including trade payables) of our subsidiaries have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the 2027 Notes then outstanding. The indenture governing the 2027 Notes will not prohibit us from incurring additional senior debt or secured debt, nor will it prohibit any of our subsidiaries from incurring indebtedness or additional liabilities.

The 2027 Notes are our obligations only and a substantial portion of our operations are conducted through, and a substantial portion of our consolidated assets are held by, our subsidiaries.

The 2027 Notes are our obligations exclusively and are not guaranteed by any of our operating subsidiaries. A substantial portion of our operations is conducted through, and a substantial portion of our consolidated assets is held by, our subsidiaries. Accordingly, our ability to service our debt, including the 2027 Notes, depends in part on the results of operations of our subsidiaries and upon the ability of such subsidiaries to provide us with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on our obligations, including the 2027 Notes. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to make payments on the 2027 Notes or to make any funds available for that purpose. In addition, dividends, loans or other distributions to us from such subsidiaries may be subject to contractual and other restrictions and are subject to other business considerations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the amounts payable under our revolving credit facility, the 2027 Notes and the 2024 Notes, or to make cash payments in connection with any conversion of 2027 Notes or the 2024 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement governing our revolving credit facility contains, and any of our future debt agreements may contain, restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our then-existing debt instruments, some of which may be secured debt, and other agreements. We are not restricted under the terms of the indenture governing the 2027 Notes, or the indenture governing the 2024 Notes, from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the 2027 Notes or the indenture governing the 2024 Notes that could have the effect of diminishing our ability to make payments on the 2027 Notes when due. Our existing revolving credit facility restricts our ability to incur additional indebtedness, including secured indebtedness, but if those restrictions are waived, or the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequently incurred indebtedness.

We may not have the ability to raise the funds necessary to settle for cash conversions of the 2027 Notes or to repurchase for cash the 2027 Notes upon a fundamental change, and our current debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the 2027 Notes.

Holders of the 2027 Notes will have the right to require us to repurchase their 2027 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2027 Notes surrendered therefore or 2027 Notes being converted.

In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of the 2027 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness including our existing revolving credit facility. Our 2024

Notes contain substantially identical conversion and repurchase features. Our failure to repurchase the 2027 Notes or the 2024 Notes at a time when the repurchase is required by the indenture governing the 2027 Notes or the indenture governing the 2024 Notes or to pay any cash payable on future conversions of the 2024 Notes or the 2027 Notes as required by the indentures governing the 2024 Notes or the 2027 Notes would constitute a default under the applicable indenture. A default under the indenture governing the 2027 Notes or the indenture governing the 2024 Notes or the occurrence of a fundamental change itself would likely also lead to a default under our revolving credit facility, and may lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2027 Notes or make cash payments upon conversions thereof.

Our revolving credit facility limits our ability to pay any cash amount upon the conversion or repurchase of the 2027 Notes.

Our existing revolving credit facility prohibits us from making any cash payments on the conversion or repurchase of the 2027 Notes if a default under such credit facility exists or would be created thereby. In addition, our ability to make cash payments on the conversion or repurchase of the 2027 Notes will be limited to the extent we do not satisfy certain financial covenant tests after giving effect to such payments. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the 2027 Notes as required under the terms of the 2027 Notes would permit holders of the 2027 Notes to accelerate our obligations under the 2027 Notes.

The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

Our 2024 Notes contain substantially identical conversion features. Neither the 2024 Notes nor the 2027 Notes are convertible under this feature during the quarter ending September 30, 2022. Whether the 2024 Notes or the 2027 Notes will be convertible following this fiscal quarter will depend on the satisfaction of this condition or another conversion condition in the future. As of June 30, 2022, our 2024 Notes and 2027 Notes are classified as long-term liabilities. In addition, even if holders do not elect to convert their 2027 Notes or the 2024 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes or the 2024 Notes, as applicable, as a current rather than a long-term liability, which would result in a material reduction of our net working capital.

Provisions in the indenture for the 2027 Notes may deter or prevent a business combination that may be favorable to you.

If a fundamental change occurs prior to the maturity date, holders of the 2027 Notes will have the right, at their option, to require us to repurchase all or a portion of their 2027 Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its 2027 Notes in connection with such make-whole fundamental change. Furthermore, the indenture for the 2027 Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2027 Notes. These and other provisions in the indenture for the 2027 Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you. Comparable provisions exist in the indenture for the 2024 Notes.

Conversion of the 2027 Notes will dilute the ownership interest of existing stockholders, including holders who had previously converted their 2027 Notes, and may otherwise depress the price of our Class A common stock.

The conversion of some or all of the 2027 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our Class A common stock upon conversion of any of the 2027 Notes. The 2027 Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, and the anticipated conversion of the 2027 Notes into shares of our common stock could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Concept Engineering

On June 9, 2022, in connection with our acquisition of Concept Engineering (“Concept”), we agreed to issue to the stockholders of Concept an aggregate of 112,296 shares of the Company’s Class A Common Stock, par value $0.0001 per share, with 56,148 shares issuable on each of June 9, 2023 and June 9, 2024, subject to potential reduction in certain circumstances. All shares are subject to customary securities law restrictions on transferability. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Concept’s existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

Repurchase of 2024 Notes

On June 14, 2022, in connection with our issuance of our 2027 Notes, we entered into separate privately negotiated agreements with certain holders of our 2024 Notes to repurchase an aggregate of $148.2 million aggregate principal amount of the 2024 Notes for approximately $192.8 million in cash.

Purchases of Equity Securities by the Issuer

In February 2022, our Board of Directors approved a stock repurchase program to repurchase up to $50.0 million of our Class A Common Stock. Purchases under the stock repurchase program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. We are not obligated to repurchase any dollar amount or number of shares, and the stock repurchase program may be suspended or terminated at any time. All shares repurchased under the stock repurchase program are retired.

The following table presents information regarding our purchases of Class A Common Stock during the quarter ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs
April 1, 2022 through April 30, 2022	—	$—	—	$50,000,000
May 1, 2022 through May 31, 2022	85,119	$51.52	85,119	$45,612,733
June 1, 2022 through June 30, 2022	—	$—	—	$45,612,733
Total	85,119	$51.52	85,119	$45,612,733
(1)
All shares were repurchased in open market transactions pursuant to the $50.0 million share repurchase program authorized by our Board of Directors and publicly announced on February 24, 2022. Shares repurchased under this program may be repurchased in open market transactions, by block purchase, in privately negotiated transactions or otherwise.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

4.1

Indenture, dated as of June 14, 2022, between Altair Engineering Inc. and U.S. Bank Trust Company, National Association as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2022)

4.2	Form of 1.750% Convertible Senior Notes due 2027 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2022)

31.1*	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

ALTAIR ENGINEERING INC.

Date: August 4, 2022	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: August 4, 2022
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)