Form 10-Q
period 2022-09-30
Altair Engineering Inc.
filed 2022-11-04
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38263

ALTAIR ENGINEERING INC.

(Exact name of registrant as specified in its charter)

Delaware	38-2591828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1820 East Big Beaver Road, Troy, Michigan	48083
(Address of principal executive offices)	(Zip Code)

(248) 614-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock $0.0001 par value per share	ALTR	The NASDAQ Global Select Market

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

On October 21, 2022, there were 52,397,844 shares of the registrant’s Class A common stock outstanding and 27,744,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,853	$413,743
Accounts receivable, net	119,921	137,561
Income tax receivable	10,465	9,388
Prepaid expenses and other current assets	23,492	27,529
Total current assets	465,731	588,221
Property and equipment, net	38,938	40,478
Operating lease right of use assets	32,627	28,494
Goodwill	455,211	370,178
Other intangible assets, net	86,080	99,057
Deferred tax assets	7,605	8,495
Other long-term assets	38,736	28,352
TOTAL ASSETS	$1,124,928	$1,163,275
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,235	$6,647
Accrued compensation and benefits	37,036	42,307
Current portion of operating lease liabilities	9,996	9,933
Other accrued expenses and current liabilities	50,686	122,226
Deferred revenue	94,523	93,160
Convertible senior notes, net	—	199,705
Total current liabilities	198,476	473,978
Operating lease liabilities, net of current portion	23,466	19,550
Deferred revenue, non-current	22,017	12,872
Convertible senior notes, net	305,158	—
Other long-term liabilities	40,282	42,894
TOTAL LIABILITIES	589,399	549,294
Commitments and contingencies
MEZZANINE EQUITY	—	784
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 52,377 and 51,524 shares as of September 30, 2022, and December 31, 2021, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,745 shares as of September 30, 2022, and December 31, 2021	3	3
Additional paid-in capital	715,736	724,226
Accumulated deficit	(133,642)	(102,087)
Accumulated other comprehensive loss	(46,573)	(8,950)
TOTAL STOCKHOLDERS’ EQUITY	535,529	613,197
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$1,124,928	$1,163,275

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue
License	$67,245	$67,603	$256,102	$230,630
Maintenance and other services	36,520	34,686	105,453	100,758
Total software	103,765	102,289	361,555	331,388
Software related services	6,706	7,650	23,143	23,229
Total software and related services	110,471	109,939	384,698	354,617
Client engineering services	7,355	10,060	22,414	31,005
Other	1,525	1,308	4,676	5,760
Total revenue	119,351	121,307	411,788	391,382
Cost of revenue
License	2,579	4,694	11,386	13,706
Maintenance and other services	13,025	11,770	38,628	35,368
Total software	15,604	16,464	50,014	49,074
Software related services	5,240	5,707	16,739	17,560
Total software and related services	20,844	22,171	66,753	66,634
Client engineering services	5,835	7,982	18,390	25,163
Other	1,230	1,348	3,892	5,072
Total cost of revenue	27,909	31,501	89,035	96,869
Gross profit	91,442	89,806	322,753	294,513
Operating expenses:
Research and development	48,781	35,839	138,352	112,872
Sales and marketing	39,244	30,589	114,042	94,568
General and administrative	24,677	22,196	72,613	67,983
Amortization of intangible assets	6,571	4,432	18,682	13,924
Other operating income, net	(2,835)	(1,324)	(9,383)	(2,526)
Total operating expenses	116,438	91,732	334,306	286,821
Operating (loss) income	(24,996)	(1,926)	(11,553)	7,692
Interest expense	1,566	3,037	2,851	8,998
Other expense, net	2,107	124	26,082	1,667
Loss before income taxes	(28,669)	(5,087)	(40,486)	(2,973)
Income tax expense	4,579	3,022	15,008	4,424
Net loss	$(33,248)	$(8,109)	$(55,494)	$(7,397)
Loss per share:
Net loss per share attributable to common stockholders, basic	$(0.42)	$(0.11)	$(0.70)	$(0.10)
Net loss per share attributable to common stockholders, diluted	$(0.42)	$(0.11)	$(0.70)	$(0.10)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic	79,207	75,750	79,205	75,226
Weighted average number of shares used in computing net loss per share, diluted	79,207	75,750	79,205	75,226

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(33,248)	$(8,109)	$(55,494)	$(7,397)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(17,817)	(4,350)	(37,929)	(5,685)
Retirement related benefit plans (net of tax effect of $0, $0, $7 and $0, respectively)	24	117	306	344
Total other comprehensive loss	(17,793)	(4,233)	(37,623)	(5,341)
Comprehensive loss	$(51,041)	$(12,342)	$(93,117)	$(12,738)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2021	51,524	$5	27,745	$3	$724,226	$(102,087)	$(8,950)	$613,197
Cumulative effect of an accounting change	—	—	—	—	(50,009)	23,939	—	(26,070)
Net income	—	—	—	—	—	11,528	—	11,528
Issuance of common stock for employee stock purchase program	77	—	—	—	4,187	—	—	4,187
Exercise of stock options	86	—	—	—	238	—	—	238
Vesting of restricted stock	324	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	19,403	—	—	19,403
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,163)	(4,163)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	105	105
Balance as of March 31, 2022	52,011	5	27,745	3	698,045	(66,620)	(13,008)	618,425
Net loss	—	—	—	—	—	(33,774)	—	(33,774)
Settlement of convertible senior notes	—	—	—	—	(29,756)	—	—	(29,756)
Repurchase and retirement of common stock	(85)	—	—	—	(4,387)	—	—	(4,387)
Reclassification of mezzanine equity to permanent equity	—	—	—	—	784	—	—	784
Exercise of stock options	222	—	—	—	1,452	—	—	1,452
Vesting of restricted stock	43	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,200	—	—	21,200
Foreign currency translation, net of tax	—	—	—	—	—	—	(15,949)	(15,949)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	177	177
Balance as of June 30, 2022	52,191	5	27,745	3	687,338	(100,394)	(28,780)	558,172
Net loss	—	—	—	—	—	(33,248)	—	(33,248)
Issuance of common stock for employee stock purchase program	108	—	—	—	4,536	—	—	4,536
Exercise of stock options	56	—	—	—	1,152	—	—	1,152
Vesting of restricted stock	22	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,710	—	—	22,710
Foreign currency translation, net of tax	—	—	—	—	—	—	(17,817)	(17,817)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	24	24
Balance as of September 30, 2022	52,377	$5	27,745	$3	$715,736	$(133,642)	$(46,573)	$535,529

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2020	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net income	—	—	—	—	—	14,360	—	14,360
Exercise of stock options	490	—	—	—	271	—	—	271
Vesting of restricted stock	278	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,644	—	—	9,644
Foreign currency translation, net of tax	—	—	—	—	—	—	(3,975)	(3,975)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	143	143
Balance as of March 31, 2021	45,494	4	29,601	3	484,584	(78,933)	(6,629)	399,029
Net loss	—	—	—	—	—	(13,648)	—	(13,648)
Exercise of stock options	334	—	—	—	614	—	—	614
Vesting of restricted stock	54	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	510	—	(510)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,626	—	—	10,626
Foreign currency translation, net of tax	—	—	—	—	—	—	2,640	2,640
Retirement related benefit plans, net of tax	—	—	—	—	—	—	84	84
Balance as of June 30, 2021	46,392	4	29,091	3	495,824	(92,581)	(3,905)	399,345
Net loss	—	—	—	—	—	(8,109)	—	(8,109)
Issuance of common stock in private placement, net of issuance costs	2,936	1	—	—	199,871	—	—	199,872
Issuance of common stock for acquisitions	53	—	—	—	3,280	—	—	3,280
Exercise of stock options	264	—	—	—	1,174	—	—	1,174
Vesting of restricted stock	28	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	885	—	(885)	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,933	—	—	10,933
Foreign currency translation, net of tax	—	—	—	—	—	—	(4,350)	(4,350)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	117	117
Balance as of September 30, 2021	50,558	$5	$28,206	$3	$711,082	$(100,690)	$(8,138)	$602,262

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
OPERATING ACTIVITIES:
Net loss	$(55,494)	$(7,397)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,092	19,355
Provision for credit loss	183	330
Amortization of debt discount and issuance costs	1,330	8,513
Stock-based compensation expense	62,524	31,229
Deferred income taxes	4	(510)
Gain on mark-to-market adjustment of contingent consideration	(7,482)	—
Expense on repurchase of convertible senior notes	16,621	—
Other, net	153	40
Changes in assets and liabilities:
Accounts receivable	13,859	26,770
Prepaid expenses and other current assets	1,906	(7,612)
Other long-term assets	3,134	(5,018)
Accounts payable	(270)	(2,432)
Accrued compensation and benefits	(3,639)	481
Other accrued expenses and current liabilities	(48,698)	483
Deferred revenue	18,311	(8,638)
Net cash provided by operating activities	26,534	55,594
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(134,130)	(5,472)
Capital expenditures	(6,721)	(6,811)
Other investing activities, net	(10,322)	(628)
Net cash used in investing activities	(151,173)	(12,911)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discounts and commissions	224,265	—
Repurchase of convertible senior notes	(192,422)	—
Proceeds from employee stock purchase plan contributions	6,549	2,110
Repurchase and retirement of common stock	(4,387)	—
Proceeds from the exercise of common stock options	2,840	2,059
Payments of debt issuance costs	(1,523)	—
Proceeds from private placement of common stock	—	200,000
Payments on revolving commitment	—	(30,000)
Other financing activities	(170)	(434)
Net cash provided by financing activities	35,152	173,735
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,142)	(1,951)
Net (decrease) increase in cash, cash equivalents and restricted cash	(101,629)	214,467
Cash, cash equivalents and restricted cash at beginning of year	414,012	241,547
Cash, cash equivalents and restricted cash at end of period	$312,383	$456,014
Supplemental disclosure of cash flow:
Interest paid	$296	$344
Income taxes paid	$6,818	$8,077
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable, other current liabilities and other liabilities	$707	$480

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2022, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Term licenses and other (1)	$58,441	$55,907	$224,971	$198,465
Perpetual licenses	8,804	11,696	31,131	32,165
Maintenance	34,271	31,296	100,643	91,539
Professional software services (1)	2,249	3,390	4,810	9,219
Software related services	6,706	7,650	23,143	23,229
Client engineering services	7,355	10,060	22,414	31,005
Other	1,525	1,308	4,676	5,760
Total revenue	$119,351	$121,307	$411,788	$391,382

(1)
Term licenses and other includes hardware revenue of $0.7 million and $3.1 million, respectively, for the three and nine months ended September 30, 2022, and was reported in License revenue. Professional software services includes hardware revenue of $2.3 million and $5.3 million, respectively, for the three and nine months ended September 30, 2021, and was reported in Maintenance and other services revenue.

The Company derived approximately 13.7% and 11.8% of its total revenue through indirect sales channels for the nine months ended September 30, 2022 and 2021, respectively.

Costs to obtain a contract

As of September 30, 2022, and December 31, 2021, respectively, capitalized costs to obtain a contract were $3.5 million and $4.5 million recorded in Prepaid and other current assets and $0.1 million and $0.4 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.1 million and $6.3 million, respectively, for the three and nine months ended September 30, 2022, and $2.4 million and $5.9 million, respectively, for the three and nine months ended September 30, 2021. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of September 30, 2022, and December 31, 2021, respectively, contract assets were $9.1 million and $3.8 million included in Accounts receivable, and $3.0 million and $2.3 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $77.8 million of revenue recognized during the nine months ended September 30, 2022, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $127.0 million and $121.1 million as of September 30, 2022 and 2021, respectively. Of the amount recorded as of September 30, 2022, the Company expects to recognize approximately 79% over the next 12 months and the remainder thereafter.

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

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$311,853	$413,743
Restricted cash included in other long-term assets	530	269
Total cash, cash equivalents, and restricted cash	$312,383	$414,012

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Land	$9,564	$9,888
Building and improvements	17,719	18,358
Computer equipment and software	47,185	45,027
Furniture, equipment and other	11,104	12,947
Leasehold improvements	8,502	9,829
Right-of-use assets under finance leases	2,413	2,532
Total property and equipment	96,487	98,581
Less: accumulated depreciation and amortization	57,549	58,103
Property and equipment, net	$38,938	$40,478

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.7 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.4 million for the three and nine months ended September 30, 2021, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Obligations for acquisition of businesses	$15,141	$87,636
Income taxes payable	10,207	5,887
Accrued professional fees	5,762	3,516
Accrued VAT	4,455	6,047
Accrued royalties	2,216	2,537
Employee stock purchase plan obligations	1,960	4,222
Non-income tax liabilities	1,571	1,653
Defined contribution plan liabilities	1,499	1,513
Accrued interest	1,253	48
Billings in excess of cost	808	1,459
Other current liabilities	5,814	7,708
Total	$50,686	$122,226

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2022	2021
Pension and other post retirement liabilities	$14,472	$15,086
Deferred tax liabilities	14,439	15,389
Other long-term liabilities	11,371	12,419
Total	$40,282	$42,894

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

During the nine months ended September 30, 2022, under the Company’s stock repurchase program, the Company repurchased 85,119 shares at an average price of $51.52 per share for a total cost of $4.4 million. The Company did not make any purchases under its stock repurchase program during the three months ended September 30, 2022. As of September 30, 2022, $45.6 million of shares of Class A Common Stock remained available for repurchase under the program.

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

During the year ended December 31, 2020, the third-party holder sold 133,336 shares on the open market and as a result, the issuance date fair value of those shares was reclassified into permanent equity from mezzanine equity. As of September 30, 2022, the put right has lapsed and the issuance date fair value of the remaining 66,664 shares were reclassified into permanent equity from mezzanine equity.

Restructuring expense

In 2021, the Company initiated a restructuring plan to realign resources with the Company’s business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $(0.1) million and $5.0 million for the three and nine months ended September 30, 2021, respectively. There were no restructuring costs for the three and nine months ended September 30, 2022. The restructuring costs were attributable primarily to the Software reportable segment. The restructuring plan was completed, and all amounts were paid in 2021.

Other expense, net

Other expense, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expense on repurchase of convertible senior notes	$—	$—	$16,621	$—
Foreign exchange loss	3,815	226	11,469	1,942
Other income, net	(1,708)	(102)	(2,008)	(275)
Other expense, net	$2,107	$124	$26,082	$1,667

5.
Acquisitions

2022 Acquisitions

RapidMiner

In September 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RapidMiner, Inc., a Delaware corporation (“RapidMiner”), and a wholly-owned subsidiary of the Company (“Merger Sub”).

RapidMiner's low-code platform is used to develop production-scale data pipelines and ML models, putting advanced data analytics into the hands of those who know the domain problems best. It provides powerful, drag-and-drop building blocks to transform and augment data, and its flexible delivery models provide users and enterprises with the scale they need, from a user's desktop to on-premises servers to secure, multi-tenant cloud. The acquisition of RapidMiner strengthens the Company’s end-to-end data analytics portfolio.

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding capital stock of RapidMiner and completed the acquisition of RapidMiner through the merger of the Merger Sub with and into RapidMiner, with RapidMiner surviving as a wholly-owned subsidiary of the Company.

The preliminary aggregate merger consideration payable pursuant to the Merger Agreement was approximately $100.0 million in cash, subject to adjustments for the repayment of debt, the payment of RapidMiner’s transaction expenses and customary working capital arrangements. Pursuant to an escrow agreement entered into at closing, the Company deposited $8.0 million in cash (the “Escrow Cash”) into an escrow account, which will be available to indemnify the Company for certain losses it may incur as a result of a breach of any representation, warranty or covenant of RapidMiner contained in the Merger Agreement. The Company will also be able to recover from the Escrow Cash certain severance payments that may be made to those employees of RapidMiner that the Company elects not to retain after the closing. The Company financed the acquisition with cash on hand.

The acquisition of RapidMiner will be accounted for as a business combination under the acquisition method of accounting. As of the acquisition date, the book value of tangible assets acquired and liabilities assumed were reported in the Company’s consolidated balance sheet. The remaining purchase price of $91.0 million has been recorded in goodwill pending fair value allocation. All goodwill is recorded in the Software segment.

The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Concept Engineering

In June 2022, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of Concept Engineering, a leading provider of electronic system visualization software that accelerates the development, manufacture, and service of complex electrical and electronic systems, for preliminary aggregate consideration of $25.7 million. See Note 9 for further information on post-combination stock-based compensation expense related to this acquisition. Concept Engineering’s software will be integrated into Altair’s Electronic System Design suite and will be available via Altair Units.

The acquisition of Concept Engineering will be accounted for as a business combination under the acquisition method of accounting. As of the acquisition date, the book value of assets acquired and liabilities assumed were reported in the Company’s consolidated balance sheet. The remaining purchase price of $22.0 million has been recorded in goodwill pending fair value allocation. All goodwill is recorded in the Software segment.

The primary areas that remain preliminary relate to the fair value of intangible assets acquired, certain tangible assets and liabilities acquired, income taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Other business acquisitions

During the nine months ended September 30, 2022, the Company completed three other business acquisitions that were accounted for as business combinations under the acquisition method. The preliminary transaction consideration of $18.0 million was allocated to assets acquired and liabilities assumed at their estimated fair values. The allocation included $11.5 million to developed technology, $2.9 million to customer relationships, $(0.9) million to net liabilities acquired and $4.5 million to goodwill. All goodwill is recorded in the Software segment and is not deductible for tax purposes. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. These acquisitions were not material to the Company’s consolidated financial statements.

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

The Company is required to mark-to-market the Contingent Stock Consideration liability based on the trading price of the Company’s Class A Common Stock. For the three and nine months ended September 30, 2022, the Company recognized a gain of $2.2 million and $7.5 million, respectively, on the mark-to-market adjustment of contingent consideration which is included in Other operating income, net in the consolidated statements of operations.

In addition, per the stock purchase agreement, $29.5 million of Class A Common Stock will be issued subject to the continuing employment of certain key employees and are not reflected in aggregate consideration but will be recognized as stock-based compensation over the service period of three years.

As of September 30, 2022, Other accrued expenses and current liabilities included $0.2 million of contingent consideration due to employees.

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

Other

The allocation of fair value of purchase consideration for the Company’s other 2021 acquisition was finalized as of September 30, 2022. There were no changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

6.
Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of December 31, 2021	$370,178
Acquisitions	117,540
Effects of foreign currency translation and other	(32,507)
Balance as of September 30, 2022	$455,211

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$115,135	$60,621	$54,514
Customer relationships	7-10 years	46,815	25,818	20,997
Other intangibles	4-10 years	621	225	396
Total definite-lived intangible assets		162,571	86,664	75,907
Indefinite-lived intangible assets:
Trade names		10,173		10,173
Total other intangible assets		$172,744	$86,664	$86,080

	December 31, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$110,891	$49,672	$61,219
Customer relationships	7-10 years	48,277	21,859	26,418
Other intangibles	4-10 years	647	127	520
Total definite-lived intangible assets		159,815	71,658	88,157
Indefinite-lived intangible assets:
Trade names		10,900		10,900
Total other intangible assets		$170,715	$71,658	$99,057

Amortization expense related to intangible assets was $6.6 million and $18.7 million for the three and nine months ended September 30, 2022, respectively, and $4.4 million and $13.9 million for the three and nine months ended September 30, 2021, respectively.

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

During the period ended September 30, 2022, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2022.

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

As of September 30, 2022, $81.8 million principal amount of the 2024 Notes remained outstanding. The Company may settle the 2024 Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election.

During the period ended September 30, 2022, the conditions allowing holders of the 2024 Notes to convert were not met. Therefore, the 2024 Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2022. As of December 31, 2021, the conditions allowing the holders of the 2024 Notes to convert were met. Therefore, the 2024 Notes were classified as current on the consolidated balance sheet as of December 31, 2021.

The Convertible Notes consisted of the following (in thousands):

	September 30, 2022		December 31, 2021
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,754	$—	$230,000
Less: unamortized debt discount (1)	—	—	—	27,022
Less: unamortized debt issuance costs	5,542	1,054	—	3,273
Net carrying amount	$224,458	$80,700	$—	$199,705

(1)
The Company adopted ASU 2020-06 on January 1, 2022, which resulted in the convertible notes to be accounted for as a single liability.

The interest expense recognized related to the Convertible Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,057	$143	$1,395	$431
Amortization of debt issuance costs and discount (1)	481	2,871	1,299	8,496
Total	$1,538	$3,014	$2,694	$8,927

(1)
The 2021 amount includes the amortization of the debt discount prior to the adoption of ASU 2020-06 of January 1, 2022.

As of September 30, 2022, the if converted values of the 2027 Notes and the 2024 Notes did not exceed the principal amounts.

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

As of September 30, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $150.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt discount and issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of September 30, 2022, the estimated fair value of the 2027 Notes and 2024 Notes was $206.1 million and $90.1 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 7. – Debt.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2021	1,281,411
Granted	463,840
Vested	(388,944)
Forfeited	(28,170)
Outstanding as of September 30, 2022	1,328,137

The weighted average grant date fair value of the RSUs was $56.97 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2022, totaled $58.7 million, and is expected to be recognized over a weighted average period of 2.4 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2021	4,875,562	$51.02	8.8
Granted	922,940	$56.04
Exercised	(57,984)	$41.03
Forfeited	(69,039)	$53.97
Outstanding as of September 30, 2022	5,671,479	$51.97	8.2	$9.3
Exercisable as of September 30, 2022	1,014,281	$40.59	7.6	$4.6

The total intrinsic value of the 2017 Plan stock options exercised during the nine months ended September 30, 2022, was $0.9 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. As of September 30, 2022, the Company had 3,014,960 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company issued 185,040 shares of common stock under the ESPP during the nine months ended September 30, 2022. As of September 30, 2022, $2.0 million has been withheld on behalf of employees for a future purchase under the ESPP due to the timing of payroll deductions and is reported in current liabilities. The Company recognized $0.7 million and $2.0 million of stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022, respectively.

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

The estimated post combination expense recognized by the Company as a result of the World Programming business combination was $29.5 million which is recognized on an accelerated method over the employment period. As of September 30, 2022, the weighted average remaining service period is 2.21 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $4.5 million and $13.5 million for the three and nine months ended September 30, 2022, respectively.

In connection with the acquisition of Powersim Inc. in March 2022, per the stock purchase agreement, $4.3 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued on the one- and two-year anniversaries of certain matters being resolved, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense is recognized on an accelerated method over the employment period. As of September 30, 2022, the weighted average remaining service period is 1.4 years. Stock-based compensation expense includes $0.8 million and $1.9 million for the three and nine months ended September 30, 2022, respectively.

In connection with the acquisition of Concept Engineering in June 2022, per the stock purchase agreement, $6.0 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued on the one- and two-year anniversaries of certain matters being resolved, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense is recognized on an accelerated method over the employment period. As of September 30, 2022, the weighted average remaining service period is 1.7 years. Stock-based compensation expense includes $1.2 million and $1.4 million for the three and nine months ended September 30, 2022, respectively.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue – software	$2,332	$1,411	$6,265	$3,791
Research and development	10,243	3,894	26,580	11,223
Sales and marketing	7,806	3,673	22,505	10,800
General and administrative	2,329	1,955	7,174	5,415
Total stock-based compensation expense	$22,710	$10,933	$62,524	$31,229

10.
Net loss per share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(33,248)	$(8,109)	$(55,494)	$(7,397)
Interest expense related to Convertible Notes, net of tax	1,057	—	1,395	—
Numerator for diluted loss per share	$(32,191)	$(8,109)	$(54,099)	$(7,397)
Denominator:
Denominator for basic loss per share— weighted average shares	79,207	75,750	79,205	75,226
Effect of dilutive securities, stock options, RSUs and ESPP shares	—	—	—	—
Denominator for dilutive loss per share	79,207	75,750	79,205	75,226
Net loss per share attributable to common stockholders, basic	$(0.42)	$(0.11)	$(0.70)	$(0.10)
Net loss per share attributable to common stockholders, diluted	$(0.42)	$(0.11)	$(0.70)	$(0.10)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and ESPP shares	3,926	3,634	2,549	3,699
Convertible shares	4,967	1,680	4,954	1,420
Total shares excluded from calculation	8,893	5,314	7,503	5,119

11.
Income taxes

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2022 and 2021, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	$4,579	$3,022	$15,008	$4,424
Effective tax rate	(16%)	(59%)	(37%)	(149%)

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021, also includes net discrete expense of $4.3 million and net discrete benefit of $1.2 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

12.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2021	$(6,400)	$(2,550)	$(8,950)
Other comprehensive loss before reclassification	(37,929)	216	(37,713)
Amounts reclassified from accumulated other comprehensive loss	—	83	83
Tax effects	—	7	7
Other comprehensive (loss) income	(37,929)	306	(37,623)
Balance as of September 30, 2022	$(44,329)	$(2,244)	$(46,573)

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

On January 3, 2022, the Company paid the outstanding balance of $65.9 million on the NC Judgment. Despite payment in full, SAS asserted that the Company had not satisfied the NC Judgment. The NC Court held a hearing to address this issue on March 3, 2022 (the “March Hearing”). At the March Hearing, the NC Court confirmed that the Company’s January 3, 2022 payment fully satisfied the NC Judgment, and lifted the injunction that had enjoined World Programming from licensing its WPS Analytics software to new customers for use in the United States. On March 7, 2022, SAS agreed that the California court order was no longer necessary and together with World Programming, filed a joint notice of satisfaction of the NC Judgment with the

California court, thereby allowing customers of World Programming to resume payment of their licensing fees to World Programming directly.

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

The following tables are in thousands:

Three months ended September 30, 2022	Software	CES	All other	Total
Revenue	$110,471	$7,355	$1,525	$119,351
Adjusted EBITDA	$6,368	$856	$(395)	$6,829

Three months ended September 30, 2021	Software	CES	All other	Total
Revenue	$109,939	$10,060	$1,308	$121,307
Adjusted EBITDA	$14,103	$1,408	$(679)	$14,832

Nine months ended September 30, 2022	Software	CES	All other	Total
Revenue	$384,698	$22,414	$4,676	$411,788
Adjusted EBITDA	$69,083	$2,060	$(1,284)	$69,859

Nine months ended September 30, 2021	Software	CES	All other	Total
Revenue	$354,617	$31,005	$5,760	$391,382
Adjusted EBITDA	$58,957	$3,630	$(1,299)	$61,288

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation of Adjusted EBITDA to U.S. GAAP loss before income taxes:
Adjusted EBITDA	$6,829	$14,832	$69,859	$61,288
Stock-based compensation expense	(22,710)	(10,933)	(62,524)	(31,229)
Interest expense	(1,566)	(3,037)	(2,851)	(8,998)
Depreciation and amortization	(8,273)	(6,175)	(24,092)	(19,355)
Restructuring expense	—	124	—	(4,954)
Special adjustments, interest income and other (1)	(2,949)	102	(20,878)	275
Loss before income taxes	$(28,669)	$(5,087)	$(40,486)	$(2,973)

(1)
The three months ended September 30, 2022, includes $6.8 million currency losses on acquisition-related intercompany loans and a $2.2 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The nine months ended September 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $13.7 million currency losses on acquisition-related intercompany loans and a $7.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

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

Acquisitions

In September 2022, we acquired RapidMiner, a leader in advanced data analytics and machine learning software. RapidMiner will be integrated with existing tools, such as Altair Knowledge Studio, Altair SmartWorks, and Altair SLC, to provide a comprehensive, code-optional, multi-language, SaaS-ready, cloud-scale platform for enterprise data analytics and data science.

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

Results of operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands)	2022	2021	%	2022	2021	%
Revenue:
Software	$103,765	$102,289	1%	$361,555	$331,388	9%
Software related services	6,706	7,650	(12%)	23,143	23,229	(0%)
Total software and related services	110,471	109,939	0%	384,698	354,617	8%
Client engineering services	7,355	10,060	(27%)	22,414	31,005	(28%)
Other	1,525	1,308	17%	4,676	5,760	(19%)
Total revenue	119,351	121,307	(2%)	411,788	391,382	5%
Cost of revenue:
Software	15,604	16,464	(5%)	50,014	49,074	2%
Software related services	5,240	5,707	(8%)	16,739	17,560	(5%)
Total software and related services	20,844	22,171	(6%)	66,753	66,634	0%
Client engineering services	5,835	7,982	(27%)	18,390	25,163	(27%)
Other	1,230	1,348	(9%)	3,892	5,072	(23%)
Total cost of revenue	27,909	31,501	(11%)	89,035	96,869	(8%)
Gross profit	91,442	89,806	2%	322,753	294,513	10%
Operating expenses:
Research and development	48,781	35,839	36%	138,352	112,872	23%
Sales and marketing	39,244	30,589	28%	114,042	94,568	21%
General and administrative	24,677	22,196	11%	72,613	67,983	7%
Amortization of intangible assets	6,571	4,432	48%	18,682	13,924	34%
Other operating income, net	(2,835)	(1,324)	114%	(9,383)	(2,526)	271%
Total operating expenses	116,438	91,732	27%	334,306	286,821	17%
Operating (loss) income	(24,996)	(1,926)	1,198%	(11,553)	7,692	NM
Interest expense	1,566	3,037	(48%)	2,851	8,998	(68%)
Other expense, net	2,107	124	NM	26,082	1,667	NM
Loss before income taxes	(28,669)	(5,087)	464%	(40,486)	(2,973)	1,262%
Income tax expense	4,579	3,022	52%	15,008	4,424	239%
Net loss	$(33,248)	$(8,109)	NM	$(55,494)	$(7,397)	NM
Other financial information:
Billings(1)	$122,939	$117,156	5%	$419,698	$380,731	10%
Adjusted EBITDA(2)	$6,829	$14,832	(54%)	$69,859	$61,288	14%
Net cash provided by operating activities				$26,534	$55,594	(52%)
Free cash flow(3)				$19,813	$48,783	(59%)

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

Three months ended September 30, 2022 and 2021

Revenue

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software revenue	$103,765	$102,289	$1,476	1%
As a percent of software segment revenue	94%	93%
As a percent of consolidated revenue	87%	84%

Software revenue increased 1% or for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, or 10% in constant currency. The increase was driven by growth across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software related services revenue	$6,706	$7,650	$(944)	(12%)
As a percent of software segment revenue	6%	7%
As a percent of consolidated revenue	6%	6%

Software related services revenue decreased $0.9 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease was a result of fewer projects in the current quarter.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Client engineering services revenue	$7,355	$10,060	$(2,705)	(27%)
As a percent of consolidated revenue	6%	8%

CES revenue decreased 27% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours. In addition, we had difficulty filling some CES positions due to a challenging labor market in the U.S.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other revenue	$1,525	$1,308	$217	17%
As a percent of consolidated revenue	1%	1%

Other revenue remained consistent for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Cost of revenue

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software revenue	$15,604	$16,464	$(860)	(5%)
As a percent of software revenue	15%	16%
As a percent of consolidated revenue	13%	14%

Cost of software revenue decreased $0.9 million, or 5%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Hardware costs and third-party royalty costs decreased $1.5 million and $0.4 million, respectively. These decreases were partially offset by a $0.9 million increase in stock-based compensation expense.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software related services revenue	$5,240	$5,707	$(467)	(8%)
As a percent of software related services revenue	78%	75%
As a percent of consolidated revenue	4%	5%

Cost of software related services revenue decreased 8% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The decrease is primarily a result of a reduction in employee-related expense in the current year.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of client engineering services revenue	$5,835	$7,982	$(2,147)	(27%)
As a percent of client engineering services revenue	79%	79%
As a percent of consolidated revenue	5%	7%

Cost of CES revenue decreased 27% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of other revenue	$1,230	$1,348	$(118)	(9%)
As a percent of other revenue	81%	103%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 9% for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Gross profit	$91,442	$89,806	$1,636	2%
As a percent of consolidated revenue	77%	74%

Gross profit increased by $1.6 million, or 2%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase in gross profit was primarily attributable to the decrease in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Research and development	$48,781	$35,839	$12,942	36%
As a percent of consolidated revenue	41%	30%

Research and development expenses increased by $12.9 million, or 36%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Stock-based compensation expense increased $6.3 million and employee compensation and related expense increased $5.8 million, primarily a result of increased headcount and annual merit increases in the current year period.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Sales and marketing	$39,244	$30,589	$8,655	28%
As a percent of consolidated revenue	33%	25%

Sales and marketing expenses increased by $8.7 million, or 28%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Stock-based compensation expense increased $4.1 million, employee compensation and related expense increased $1.7 million, advertising and trade show related expenses increased $1.3 million, cloud hosting and software maintenance expense increased $0.6 million, and travel costs increased $0.5 million for the three months ended September 30, 2022.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
General and administrative	$24,677	$22,196	$2,481	11%
As a percent of consolidated revenue	21%	18%

General and administrative expenses increased by $2.5 million, or 11%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Professional fees increased $1.9 million and stock-based compensation expense and travel costs both increased $0.4 million in the current period.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Amortization of intangible assets	$6,571	$4,432	$2,139	48%
As a percent of consolidated revenue	6%	4%

Amortization of intangible assets increased by $2.1 million, or 48%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Amortization of intangible assets in the current year period increased primarily as a result of recent acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other operating income, net	$(2,835)	$(1,324)	$1,511	114%
As a percent of consolidated revenue	(2%)	(1%)

Other operating income, net increased $1.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to a $2.2 million gain recognized on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. This gain was partially offset by a $0.7 million decrease in grant income.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Interest expense	$1,566	$3,037	$(1,471)	(48%)
As a percent of consolidated revenue	1%	3%

Interest expense decreased $1.5 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2022. As a result of this adoption, we account for the 2024 Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2022, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $0.5 million for the three months ended September 30, 2022, while interest expense related to the amortization of debt discount and issuance costs was $2.9 million for the three months ended September 30, 2021. Interest costs on the 2027 Notes issued in the second quarter were $1.0 million for the three months ended September 30, 2022.

Other expense, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other expense, net	$2,107	$124	$1,983	NM
As a percent of consolidated revenue	2%	0%

Other expense, net increased by $2.0 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in expense was primarily a result of $3.6 million increase in losses from foreign currency fluctuations in the United States dollar relative to other functional currencies during the three months ended September 30, 2022, partially offset by a $1.6 million increase in interest income in the current year.

Income tax expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Income tax expense	$4,579	$3,022	$1,557	52%

The effective tax rate was -16% and -59% for the three months ended September 30, 2022 and 2021, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rate for the three months ended September 30, 2022 and 2021, also includes net discrete expense of $0.9 million and $1.2 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Net loss	$(33,248)	$(8,109)	$(25,139)	NM

Net loss increased by $25.1 million for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in net loss was primarily attributable to an increase in operating expenses, largely stock-based compensation expense, and the strong USD comparative in the current year period, as described above.

Nine months ended September 30, 2022 and 2021

Revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software revenue	$361,555	$331,388	$30,167	9%
As a percent of software segment revenue	94%	93%
As a percent of consolidated revenue	88%	85%

The 9% increase in our software revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021,or 15% in constant currency. The increase was driven by growth in software license revenue across all three geographic regions, and supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Software related services revenue	$23,143	$23,229	$(86)	(0%)
As a percent of software segment revenue	6%	7%
As a percent of consolidated revenue	6%	6%

Software related services revenue remained consistent for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Client engineering services revenue	$22,414	$31,005	$(8,591)	(28%)
As a percent of consolidated revenue	5%	8%

CES revenue decreased 28% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours. In addition, we had difficulty filling some CES positions due to a challenging labor market in the U.S.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other revenue	$4,676	$5,760	$(1,084)	(19%)
As a percent of consolidated revenue	1%	1%

The 19% decrease in other revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to reduced unit sales in the second quarter by toggled, our LED lighting business.

Cost of revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software revenue	$50,014	$49,074	$940	2%
As a percent of software revenue	14%	15%
As a percent of consolidated revenue	12%	13%

Cost of software revenue increased $0.9 million, or 2%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Stock-based compensation expense increased $2.5 million and employee compensation and related expense increased $2.1 million, primarily due to increased headcount in the current year. These increases were partially offset by decreases in hardware costs, restructuring costs and third-party consulting fees of $1.8 million, $0.9 million and $0.4 million, respectively. The restructuring costs were non-recurring in the current period.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of software related services revenue	$16,739	$17,560	$(821)	(5%)
As a percent of software related services revenue	72%	76%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue decreased $0.8 million, or 5%, for nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to a decrease in employee-related expense.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of client engineering services revenue	$18,390	$25,163	$(6,773)	(27%)
As a percent of client engineering services revenue	82%	81%
As a percent of consolidated revenue	4%	6%

Cost of CES revenue decreased 27% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Cost of other revenue	$3,892	$5,072	$(1,180)	(23%)
As a percent of other revenue	83%	88%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 23% for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, consistent with the decrease in other revenue.

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Gross profit	$322,753	$294,513	$28,240	10%
As a percent of consolidated revenue	78%	75%

Gross profit increased by $28.2 million, or 10%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase in gross profit was primarily attributable to the increase in software revenue and decrease in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Research and development	$138,352	$112,872	$25,480	23%
As a percent of consolidated revenue	34%	29%

Research and development expenses increased by $25.5 million, or 23%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Stock-based compensation expense increased $15.4 million, employee compensation and related expense increased $11.2 million, primarily due to increased headcount. Cloud hosting and facilities expense increased $0.8 million and $0.6 million, respectively, in the current year. These increases were partially offset by decreases in restructuring costs and consulting expense of $1.7 million each. The restructuring costs were non-recurring in the current period.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Sales and marketing	$114,042	$94,568	$19,474	21%
As a percent of consolidated revenue	28%	24%

Sales and marketing expenses increased by $19.5 million, or 21%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Stock-based compensation expense increased $11.7 million, employee compensation and related expense increased $3.6 million, primarily due to increased headcount, advertising and trade show related expenses increased $3.0 million, cloud hosting and software maintenance expense increased $1.4 million, and travel costs increased $1.1 million for the nine months ended September 30, 2022. These increases were partially offset by a decrease in restructuring costs of $1.8 million which were non-recurring in the current period.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
General and administrative	$72,613	$67,983	$4,630	7%
As a percent of consolidated revenue	18%	17%

General and administrative expenses increased by $4.6 million, or 7%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Professional fees increased $2.9 million, stock-based compensation expense increased $1.8 million, travel costs increased $1.1 million, and cloud hosting and software maintenance expense increased $0.7 million for the nine months ended September 30, 2022. These increases were partially offset by decreases in employee compensation and related expense, facilities costs, and restructuring costs of $0.6 million, $0.5 million and $0.5 million, respectively.

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Amortization of intangible assets	$18,682	$13,924	$4,758	34%
As a percent of consolidated revenue	5%	4%

Amortization of intangible assets increased by $4.8 million, or 34%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Amortization of intangible assets in the current year period increased primarily as a result of recent acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other operating income, net	$(9,383)	$(2,526)	$6,857	271%
As a percent of consolidated revenue	(2%)	(1%)

Other operating income, net increased $6.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $7.5 million gain recognized on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. This gain was partially offset by a $0.9 million decrease in grant income for the nine months ended September 30, 2022.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Interest expense	$2,851	$8,998	$(6,147)	(68%)
As a percent of consolidated revenue	1%	2%

Interest expense decreased $6.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2022. As a result of this adoption, we account for the 2024 Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2022, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $1.3 million for the nine months ended September 30, 2022, while interest expense related to the amortization of debt discount and issuance costs was $8.5 million for the nine months ended September 30, 2021. Interest costs on the 2027 Notes were $1.2 million for the nine months ended September 30, 2022.

Other expense, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Other expense, net	$26,082	$1,667	$24,415	NM
As a percent of consolidated revenue	6%	0%

Other expense, net increased by $24.4 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. We recognized expense of $16.6 million on the repurchase of a portion of our 2024 Notes, and an increase of $9.5 million in net foreign currency losses during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. These losses were partially offset by a $1.7 million increase in interest income in the current year.

Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Income tax expense	$15,008	$4,424	$10,584	239%

The effective tax rate was -37% and -149% for the nine months ended September 30, 2022 and 2021 respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rate for the nine months ended September 30, 2022 and 2021, also includes net discrete expense of $4.3 million and net discrete benefit of $1.2 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2022	2021	$	%
Net loss	$(55,494)	$(7,397)	$(48,097)	NM

Net loss increased by $48.1 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in net loss was largely attributable to expense recognized on the repurchase of a portion of our 2024 Notes, increased stock-based compensation expense and increased foreign currency losses in the current year period, partially offset by an increase in revenue and a gain on the mark-to-market adjustment of contingent consideration, as described above.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Other financial data:
Billings	$122,939	$117,156	$419,698	$380,731
Adjusted EBITDA	$6,829	$14,832	$69,859	$61,288
Free Cash Flow			$19,813	$48,783

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net income (loss) to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$119,351	$121,307	$411,788	$391,382
Ending deferred revenue	116,540	84,428	116,540	84,428
Beginning deferred revenue	(112,926)	(88,579)	(106,032)	(95,079)
Deferred revenue acquired	(26)	—	(2,598)	—
Billings	$122,939	$117,156	$419,698	$380,731

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(33,248)	$(8,109)	$(55,494)	$(7,397)
Income tax expense	4,579	3,022	15,008	4,424
Stock-based compensation expense	22,710	10,933	62,524	31,229
Interest expense	1,566	3,037	2,851	8,998
Depreciation and amortization	8,273	6,175	24,092	19,355
Restructuring expense	—	(124)	—	4,954
Special adjustments, interest income and other (1)	2,949	(102)	20,878	(275)
Adjusted EBITDA	$6,829	$14,832	$69,859	$61,288

(1)
The three months ended September 30, 2022, includes $6.8 million currency losses on acquisition-related intercompany loans and a $2.2 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The nine months ended September 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $13.7 million currency losses on acquisition-related intercompany loans and a $7.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

Free Cash Flow

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities (1)	$26,534	$55,594
Capital expenditures	(6,721)	(6,811)
Free cash flow (1)	$19,813	$48,783

(1)
The nine months ended September 30, 2022, includes $65.9 million payment for legal judgement acquired in December 2021.

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

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2022 and 2021, our recurring software license rate was 93% and 91%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of September 30, 2022, our principal sources of liquidity were $311.9 million in cash and cash equivalents and $150.0 million availability on our credit facility. We have outstanding debt in the form of our Convertible Notes with a $311.8 million principal amount as of September 30, 2022.

During the period ended September 30, 2022, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2022. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

During the period ended September 30, 2022, under our stock repurchase program, we repurchased 85,119 shares of our Class A Common Stock at an average price of $51.52 per share for a total cost of approximately $4.4 million. We did not make any purchases under our stock repurchase program during the three months ended September 30, 2022. As of September 30, 2022, approximately $45.6 million of shares remained available for repurchase under the program.

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

As of September 30, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $150.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of September 30, 2022, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Cash flows

As of September 30, 2022, we had cash and cash equivalents of $311.9 million available for working capital purposes, acquisitions, and capital expenditures; $228.8 million of this amount was held in the United States and $77.7 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$26,534	$55,594
Net cash used in investing activities	(151,173)	(12,911)
Net cash provided by financing activities	35,152	173,735
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,142)	(1,951)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(101,629)	$214,467

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2022, was $26.5 million, which reflects a decrease of $29.1 million compared to the nine months ended September 30, 2021. This decrease was the result of a $65.9 million payment in January on an existing legal judgment against World Programming, and partially offset by changes to our working capital position for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2022, was $151.2 million, which reflects an increase of $138.3 million compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2002, we paid $96.5 million for the acquisition of RapidMiner, and an additional $42.2 million related to other business acquisitions and investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022, was $35.2 million, which reflects a decrease of $138.6 million compared to the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we received aggregate proceeds of $224.3 million from the issuance of our 2027 Notes, net of certain discounts and commissions, partially offset by $192.4 million proceeds used for the repurchase of a portion of our 2024 Notes. For the nine months ended September 30, 2021, we issued 2.9 million shares of our Class A common stock in a private placement for aggregate net proceeds of $200.0 million and made a payment on our revolving credit facility of $30.0 million.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $12.1 million and $2.0 million, respectively, for the nine months ended September 30, 2022, and September 30, 2021.

Commitments

As of September 30, 2022, our principal commitments consist of our $81.8 million and $230.0 million convertible notes due in 2024 and 2027, respectively.

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

As of September 30, 2022, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027. In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 of which $148.2 million aggregate principal amount had been repurchased as of September 30, 2022. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of September 30, 2022, we had cash, cash equivalents and restricted cash of $312.4 million, consisting primarily of bank deposits and money market funds. As of September 30, 2022, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2022, we implemented a new enterprise resource planning (“ERP”) system. This implementation resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. We will continue to monitor our internal control over financial reporting under the new system, including evaluating the operating effectiveness of related key controls.

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 3, 2022, we paid the outstanding balance of $65.9 million on the NC Judgment. Despite payment in full, SAS asserted that we had not satisfied the NC Judgment. The NC Court held a hearing to address this issue on March 3, 2022 (the “March Hearing”). At the March Hearing, the NC Court confirmed that our January 3, 2022 payment fully satisfied the NC Judgment, and lifted the injunction that had enjoined World Programming from licensing its WPS Analytics software to new customers for use in the United States. On March 7, 2022, SAS agreed that the California court order was no longer necessary and together with World Programming, filed a joint notice of satisfaction of the NC Judgment with the California court, thereby allowing customers of World Programming to resume payment of their licensing fees to World Programming directly.

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

Our 2024 Notes contain substantially identical conversion features. Neither the 2024 Notes nor the 2027 Notes are convertible under this feature during the quarter ending September 30, 2022. Whether the 2024 Notes or the 2027 Notes will be convertible following this fiscal quarter will depend on the satisfaction of this condition or another conversion condition in the future. As of September 30, 2022, our 2024 Notes and 2027 Notes are classified as long-term liabilities. In addition, even if holders do not elect to convert their 2027 Notes or the 2024 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes or the 2024 Notes, as applicable, as a current rather than a long-term liability, which would result in a material reduction of our net working capital.

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

Implementation of our new ERP system could disrupt business operations.

We implemented a new ERP system in the third quarter of 2022. The implementation has required and may continue to require significant investments of time, money and resources and may result in the diversion of senior management’s attention from our ongoing operations. Furthermore, the implementation has resulted, and may continue to result, in changes to many of our existing operational, financial and administrative business processes, including, but not limited to, our budgeting, purchasing, licensing, accounting and reporting processes. The new ERP system has required and may continue to require both the implementation of new internal controls and changes to existing internal control frameworks and procedures. If technical problems or other significant issues arise in connection with the implementation or operation of the new ERP system, it could have a material negative impact on our operations, business, financial results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

No.	Description

2.1

Agreement and Plan of Merger, dated as of September 13, 2022, by and among the Company, RapidMiner, Inc., Rambler Merger Sub Inc., and the stockholder representative named therein (incorporated by reference into Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2022).

10.1

Employment Separation and General Release Agreement, dated as of September 30, 2022, by and between Brett Chouinard and the Company (incorporated by reference into Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2022).

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

ALTAIR ENGINEERING INC.

Date: November 4, 2022	By:	/s/ James Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2022
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)