Form 10-K
period 2022-12-31
Altair Engineering Inc.
filed 2023-02-24
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $2.7 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 13, 2023, there were 52,393,695 shares of the registrant’s Class A common stock outstanding and 27,674,574 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALTAIR ENGINEERING INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

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
•
our susceptibility to factors affecting the automotive, aerospace, and banking, financial services, and insurance (BFSI) industries where we derive a substantial portion of our revenues;
•
the accuracy of our estimates regarding expenses and capital requirements;
•
our susceptibility to foreign currency risks and fluctuations that arise because of our substantial international operations;
•
the significant quarterly fluctuations of our results; and
•
the uncertain effect of cyberattacks, data security incidents, COVID-19 or other future pandemics or events on our business, operating results and financial condition, including disruption to our customers, our employees, the global economy and financial markets.

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

PART I

Item 1. Business

General

Altair Engineering Inc. (“Altair,” the “Company,” “we,” “us” or “our”) is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. We deliver software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Our products and services leverage computational science to drive innovation and intelligent decisions for a more connected, safe, and sustainable future.

Throughout this document we refer to AI as a term to encompass sub-disciplines including data analytics, data science, data preparation, and machine learning (ML). Altair has been incorporating AI technologies into our products for several years and we believe the evolving broad use of the term is appropriate for our product offerings, customer applications, and market opportunities.

Our simulation and AI-driven approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers, our market leading technology for optimization and HPC, and our end-to-end platform for developing AI and digital twin solutions. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life visualization and rendering. Our HPC solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including AI, modeling and simulation, and visualization. Our data analytics, AI, and Internet of Things (IoT) products include data preparation, data science, MLOps, orchestration, and visualization solutions that fuel engineering, scientific, and business decisions.

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

Products

Rising expectations of end-market customers are expanding the use of advanced simulation, data analytics, and AI across many industry verticals. Altair’s thirty-eight year heritage is in solving some of the most challenging problems faced by engineers and scientists. We help companies use digital twins, intelligent models, and the convergence of simulation, HPC, and AI to predict and optimize system outcomes.

Altair is a leading provider of design and simulation software enabling customers to enhance product performance, compress development time, and reduce costs. We believe we are unique in the industry for the depth and breadth of our engineering application software offerings combined with our domain expertise and proprietary technology for harnessing HPC, cloud infrastructures, and AI technology.

Our high-performance and cloud computing workload and workflow tools empower customers to explore designs and analyze data in ways not possible in traditional computing environments. Our customers include universities, government agencies, manufacturers, pharmaceutical firms, BFSI companies, weather prediction agencies, and electronics design companies.

We are a leading provider of low-code AI technology for data preparation, data science, MLops, data management, and visualization. BFSI customers as well as finance and engineering departments in various industries including manufacturing, retail, and life sciences use our software to capture disparate data streams and apply analytics to make more informed business decisions.

Software Products

Altair’s software products represent a comprehensive, open architecture solution for computational science and AI to empower decision making for improved product design and development, manufacturing, energy management and exploration, financial services, health care, and retail operations. We believe Altair’s solutions are compelling due to their openness and usability.

Altair’s products offer a comprehensive set of technologies to design and optimize high performance, efficient, innovative, and sustainable products and processes in an increasingly connected world. Our products are categorized by:

•
Physics Simulation and Concept Design
•
High Performance and Cloud Computing
•
Data Analytics, AI, IoT, and Smart Product Development

Altair and Altair partner applications are also available through Altair One, our modern, secure, cloud innovation gateway, to download software, execute interactive applications or batch compute intensive jobs. Altair One also enables users to easily create, compute clusters on the fly, manage files and data between the cloud and on-prem storage, and develop web applications.

Physics Simulation and Concept Design

At the core of Altair’s simulation software portfolios are mathematical software “solvers” that use advanced computational algorithms to predict physical performance. Optimization leverages these solvers to derive the most efficient solutions to meet desired complex multi-objective requirements.

Altair’s solvers are a comprehensive set of fast, scalable and reliable physics algorithms for complex problems in linear and non-linear mechanics, fluid dynamics, electromagnetics, motion, discrete elements, systems and manufacturing simulation. We invest continuously to improve the speed and accuracy of our solvers by leveraging the latest mathematical techniques and computer hardware available.

We believe the breakthrough technology of SimSolid is game-changing and delivers extremely easy to model, fast, and accurate simulation results for complex designs. SimSolid is especially relevant for simulation-driven design and seeing rapid adoption in many customer environments. We are investing significantly in SimSolid and have released numerous new features and solution types including non-linear structural and thermal analysis.

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

We believe Altair’s solutions are compelling due to their openness and usability, and their ability to develop signal-based controls, mixed physics models, and electronics all within one environment and at varying levels of fidelity to support decision making in each stage of a product’s lifecycle. For example, our multi-disciplinary models may include mechanics, fluids, electronics, and software among other technical elements, and encompass a scope of products ranging from components to IoT-enabled “systems of systems.” By employing varying degrees of fidelity, we aid the modeling process where computational requirements or data availability might otherwise prove to be obstacles.

A key strength to Altair’s math and systems solutions is allowing development organizations to move seamlessly in this multi-discipline, multi-component, multi-detail space while integrating models from various authoring tools. With a broad range of multi-physics solvers based on an open-system approach, a strong set of model reduction techniques can be employed toward IoT-enabled product development, which can then be carried forward into device management and application development.

We believe Altair’s tools for simulation of communications and control, data analytics, and real-time data streaming are particularly relevant as more products are connected and collecting data to operate in complex environments.

High-Performance Computing

Altair’s high-performance computing software applications are designed to maximize the efficient utilization of customers’ complex compute resources and streamline the workflow management of compute-intensive tasks. The quantity of data collected, stored, and processed is growing significantly, and our HPC technology has evolved to support big data and input/output (IO) intensive environments with storage-aware scheduling. We support applications such as modeling, simulation, artificial intelligence, and visualization in fields such as banking, financial services, insurance, weather prediction, bio-informatics, electronic design analysis, product development and lifecycle management.

Altair’s high-performance tools manage and optimize where and when jobs are running and how storage is accessed and managed for customers and research institutes. We believe that HPC is increasingly mission critical for organizations around the world. Predictive modeling and analysis are computationally intensive and computing environments increasingly rely on a mix of on-premise and cloud resources.

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

Data Analytics, AI, IoT, and Smart Product Development

Altair’s data analytics, AI, and smart product development offerings include code free and code friendly solutions for data preparation, data science, MLOps, and visualization that fuel engineering, scientific, and business decisions. that are extensively used by banks, credit unions, health care, and other financial services organizations. They are also used in engineering and finance departments across many industries, including manufacturing.

Altair’s broad range of data analytics solutions uniquely support legacy code created over the last forty years using the SAS language, while also developing, integrating, and deploying modern code written in Python or other newer languages, and leveraging state-of-the art, open source technology, critical for companies to remain competitive.

We have been actively integrating machine learning technologies in our broad product portfolio to capitalize on the significant momentum toward applying AI across a substantial number of companies and in many different industries.

Our data preparation tools allow users to import, clean and organize structured and unstructured data for use in reporting and in data science applications. Altair’s data science solutions allow users to develop machine learning workflows with market-leading decision tree technology and scoring algorithms, and innovative approaches to AutoML, automatic feature selection, and explainable AI. Our visualization tools allow users to gain deep insights quickly with both live-streamed and historical data.

Altair’s tools also include solutions to support smart connected product development including device enablement, data capture and management, edge orchestration, digital twins, and application development for connected devices. Our software is used to design IoT solutions and monitor and optimize their performance.

Going forward, we believe that development lifecycles will include digital replicas of complex processes, services and physical assets and systems, or what is known as “digital twins”, which leverage the convergence of simulation and AI and are essential to creating better products, marketing them efficiently, and optimizing their performance. In our view, AI technology is transforming engineering design and process development, leveraging both synthetic data from simulations and rapidly growing databases of sensor data from field operations. Altair’s customers are using AI not only to create better products but also to lower scrap rates, reduce warranty issues, and derive other business benefits.

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

Customer feedback, combined with our roadmap, enables us to deliver long-term value and stay ahead of market trends. Most product enhancements and new capabilities added to our offerings over the years have been developed internally, with acquisitions used to augment our capabilities with strategic technology.

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

Our research and development efforts relating to our software focus on three areas:

•
Physics Simulation and Concept Design: At the core of Altair’s simulation software portfolio are mathematical software “solvers” that use advanced computational algorithms to predict physical performance. Altair initially specialized in structural simulation, and our solvers are now a comprehensive set of fast, scalable and reliable physics algorithms for complex problems in linear and non-linear mechanics, fluid dynamics, electromagnetics, motion, discrete elements, systems and manufacturing simulation. Altair also invests to “couple” our solvers to simulate multiple physics domains simultaneously and is considered a market leader in the development of optimization technology, which drives solvers to find solutions to complex multi-objective design problems. R&D is also conducted to leverage HPC technology for these compute intensive applications. Solver and optimization development is conducted principally by researchers with advanced degrees in engineering, physics, computer science, and mathematics.

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

We develop solutions for both CPU and GPU architectures and support all the major computer vendors. This requires ongoing collaboration with hardware suppliers who depend on our solutions to make their products run efficiently for customers.

Much of our more recent R&D investments allow customers to easily move and manage workflows in hybrid compute environments of on-premise and cloud resources.

The quantity of data collected, stored and processed is growing significantly, and our HPC technology has evolved to support big data and IO intensive environments with storage-aware scheduling. We also develop and deliver powerful orchestration capabilities to manage extremely large-scale workflows with complex dependency management for applications in electronic design automation, artificial intelligence and others.

Altair’s HPC development teams work closely with the simulation, data analytics, AI, and IoT development teams to ensure that our overall technology portfolio interoperates effectively and shares a common infrastructure and user experience.

•
Data Analytics, AI, IoT, and Smart Product Development: Altair’s data analytics, AI, IoT, and smart product development offerings support business analysts with low-code solutions as well as programmers with a rich development environment including support for modern languages like Python and traditional languages like SAS and SQL. We deliver a rich toolset for data preparation, data science, MLOps, and visualization that fuel engineering, scientific, and business decisions. We develop solutions allowing users to develop machine learning workflows with best-in-class decision tree technology and scoring algorithms, and innovative approaches to AutoML and explainable AI. We develop and release new software on a regular basis to support customers with enhancements and other requested features and technologies for data preparation, data science and visualization. In addition, we have integrated our data analytics capabilities into a modern, cloud-based solution to deliver a more unified user experience. This solution includes important enterprise level capabilities such as security, data discovery, collaboration, and operationalization of user developed machine learning workflows to gain deep insights quickly.

Altair’s solutions support smart connected product development including device enablement, data capture and management, edge orchestration, digital twins, and application development for connected devices. Our software is used to design and optimize IoT devices and connectivity, and for modeling in-service product performance. We are investing to deliver an end-to-end solution for customers developing connected products. We believe our products operate well as a complete and integrated suite and are open such that they are designed to work seamlessly with other IoT or data analytics solutions in a disaggregated fashion. Altair’s toggled LED lighting subsidiary is an important learning and deployment environment as we gain real-world experience with these technologies and share that knowledge with our customers.

Our digital twin platform supports product development for IoT through a math-based programming environment, multi-disciplinary system modeling, and control system development, and is an important ongoing research and development effort. We believe that AI technology is transforming engineering design and process development, leveraging both synthetic data from simulations and rapidly growing databases of sensor data from field operations.

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

We engage with our enterprise customers through Altair’s experienced direct sales force. We are increasing our use of inside sales and indirect channels to more efficiently address a broader set of customers in consumer products, electronics, energy and other industries. We organize cross functional teams globally to focus on our largest vertical markets such as Automotive, Aerospace, Technology and BFSI, and the largest customers in these vertical markets.

Approximately 86% of our 2022 software revenue was generated through our direct global sales force. These sales teams interact with key decision makers, engage deeply with users of our products by leveraging a team of Altair’s technical specialists, and work with user-group managers and executives to ensure they are maximizing the utility of our software solutions. We have been expanding our direct sales team including our inside sales operations aggressively to reach more customers and market verticals.

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

We leverage indirect sales channels especially in APAC and Eastern Europe and have been investing to extend our reseller relationships in all markets. Approximately 14% of our 2022 software revenue was generated through our growing network of indirect channel partners, resellers, and system integrators.

Data Analytics, AI, IoT, and Smart Product Development

The data analytics and AI market is segmented by industry verticals where specific domain expertise is important for success. Altair’s primary data analytics and AI customer base is BFSI organizations along with finance departments across most industries including manufacturing. As we cross sell into Altair traditional manufacturing customer accounts, we are targeting finance departments, leveraging the expertise of our financial markets sales and technical teams, as well as engineering departments looking to apply data analytics and AI to improve designs, manufacturing, warranty, and in-service operations. We are leveraging our existing direct and indirect sales channels to support greater market opportunities.

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

We offer Altair PBS Professional as both an open source and a commercial solution. Commercial sites generally license the commercial version along with support. However, many universities, government agencies and small commercial sites prefer the open-source version as their work often needs to be freely available for societal benefit. Large government and research installations generally still purchase support and often pay for specific development.

Licensing

There are two licensing methods we employ to deliver our software solutions:

•
Most products are available under Altair Units, our unique, patented units-based licensing model.
•
A small subset of our products is available on a node-locked, or hardware specific, and named-user basis. This is especially true for our high-performance computing solutions.

Altair pioneered Altair Units, a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with more than 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 90% over the past five years. Historically, approximately 60% of new software revenue comes from expansion within existing customers.

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

Customers

As of December 31, 2022, we had more than 13,000 customers worldwide. Our simulation and HPC customers are primarily large manufacturing enterprises, with a growing presence in small and mid-size companies. Our data analytics and AI customers include banks, credit unions, BFSI, and health care organizations along with finance and engineering departments across most industries including manufacturing.

Automotive and aerospace combined account for approximately 39% of our 2022 billings, including 15 of the world’s leading automotive manufacturers and 10 of the world’s leading aerospace manufacturers. Other important industries include heavy machinery, rail and ship design, energy, government, life and earth sciences, BFSI, and consumer electronics. No single customer, nor any of our resellers and OEMs, accounted for more than 2% of our 2022 software billings. In 2022, 32%, 34% and 34% of our software billings were attributed to the Americas, EMEA, and APAC, respectively. Our global billings allocation is based on usage across each geography. Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period, and is discussed under Non-GAAP Financial Measures included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

For a summary of our financial information by geographic location, see Note 17 of Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

Competition

The market for simulation, HPC, data analytics, and AI software is highly fragmented. Our primary competitors include companies such as Dassault Systèmes, Siemens, Ansys, MSC Software (a Hexagon company), SAS Institute, and Alteryx. Many are large public companies, with significant financial resources. In addition to these competitors, we compete with many smaller companies offering similar software applications.

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

As of December 31, 2022, we have 287 issued patents worldwide and 66 published patent applications worldwide. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. Additionally, we are the registered holder of a variety of trademarks and domain names that include “Altair” and similar variations.

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

Our products are licensed to users pursuant to signed license agreements or ‘click through’ agreements containing restrictions on use, duplication, disclosure, and transfer. Cloud-based products and associated services are provided to users pursuant to online or signed terms of service agreements containing appropriate restrictions on access and use.

We are unable to measure the full extent to which piracy of our software products exists. We believe, however, that software piracy is and can be expected to be a persistent problem that negatively impacts our revenue and financial results. We believe that our predominant subscription-based business model combined with the change from desktop to cloud based computing will shift the incentives and means by which software is pirated.

In addition, through various licensing arrangements, we receive certain rights to intellectual property of others. We expect to maintain current licensing arrangements and to secure additional licensing arrangements in the future, as needed and to the extent available on reasonable terms and conditions, to support continued development and sales of our products and services. Some of these licensing arrangements require or may require royalty payments and other licensing fees. The amount of these payments and fees may depend on various factors, including but not limited to the structure of royalty payments, offsetting considerations, if any, and the degree of use of the licensed technology.

Employees

As of December 31, 2022, we had more than 3,000 in-house employees and more than 200 on-site Client Engineering Services employees globally. More than two-thirds of our employees are in the United States, India, France and Germany. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In some of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these councils. We have never experienced a work stoppage and we believe our employee relations are good. We continually recruit for top talent and invest in our global workforce to fuel diversity, professional and personal growth, and innovation.

Diversity

We believe that empowering each individual authentic voice encourages an entrepreneurial mindset. We have worked to create a culture of inclusion where diversity and experiences are embraced and essential to our success and long-term growth. We recognize and believe that everyone deserves respect and equal treatment. We believe that we comply in all material respects with all applicable U.S. Federal, state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. Our goal is to assure that all applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability, or protected status.

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

COVID-19

Altair’s culture has historically embraced flexible work arrangements. As the COVID-19 pandemic continued to affect many global regions through 2022, our workforce remained in a hybrid mode of remote and in-person working. Our culture, technology and people allowed us to react quickly when the crisis initially emerged. As a result, we maintained high levels of productivity and employee engagement. We have adopted global and local COVID-19 safety protocols and guidelines to ensure the safety, health and wellness of our employees, families, and local communities. We also provide virtual health and wellness programs, such as meditation, mental health tips, and information sessions by medical professionals to educate and answer questions about COVID-19.

Sustainability and environment

As the world is demanding safer, more efficient, and innovative products and processes, our vision is to help customers drive decisions leveraging the convergence of simulation, HPC, and AI. By helping our customers, we help to reduce the environmental impact of goods and services across a broad array of industries worldwide. Altair published its most recent Sustainability report in April 2022.

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

•
Comply with local environmental regulations across all our global offices
•
Conduct operations in an environmentally sound manner
•
Manage our supply chains toward appropriate environmental practices

Acquisitions

We have acquired 48 companies or strategic technologies since 1996, including 23 in the last five years. These acquisitions brought strategic IP assets, and talented developers with expertise in disciplines in the areas of electronics, material science, crash and safety, manufacturing simulation, industrial design, photorealistic rendering and data analytics. Products that are commercially available as a result of these acquisitions include Altair PBS Works, Radioss, Evolve, AcuSolve, SimLab, Embed, Multiscale Designer, FEKO, FLUX, Thea Render, SmartWorks, ESAComp, SimSolid, Monarch, Panopticon, EDEM, PollEx, PolyFoam, Grid Engine, Mistral, Breeze, S-FRAME, WPS Analytics, EEvision, StarVision, and RapidMiner.

Our 2022 acquisitions include the following:

•
RapidMiner: In September 2022, we acquired RapidMiner, a leader in advanced data analytics and machine learning software. RapidMiner will be integrated with existing tools, such as Altair Knowledge Studio, Altair SmartWorks, and Altair SLC, to provide a comprehensive, code-optional, multi-language, SaaS-ready, cloud-scale platform for enterprise data analytics and data science available via Altair Units.
•
Concept Engineering: In June 2022, we acquired Concept Engineering, a leading provider of electronic system visualization software that accelerates the development, manufacture, and service of complex electrical and electronic systems. Most of Concept Engineering’s software will be integrated into Altair’s Electronic System Design suite and will be available via Altair Units.
•
Gen3D: In June 2022, we acquired Gen3D, a startup out of the University of Bath, U.K. Gen3D is a technology company providing design software that uses an implicit geometry method for describing highly complex geometries such as lattice structures in additive manufacturing. The technology is being integrated into Altair Inspire, an intuitive and powerful family of software products that enables simulation-driven design throughout the entire product lifecycle, and is available via Altair Units.
•
Powersim: In March 2022, we acquired Powersim, a market-leading provider of simulation and design tools for power electronics, including power supplies, motor drives, control systems, and microgrids. This acquisition expanded Altair’s electronic system design technology into the domain of power electronics. Powersim’s software was integrated into Altair’s Electronic System Design suite and is available via Altair Units.
•
Cassini: In February 2022, we acquired Cassini, a next-generation cloud native technology for Industry 4.0. With this acquisition, we deepen our expertise and strengthen our ability to offer digital thread solutions via the Altair One cloud platform.

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

Unless the context otherwise requires, the terms “Altair,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Altair Engineering Inc. and its subsidiaries. The Altair design logo and the marks “OptiStruct,” “RADIOSS,” “AcuSolve,” “FEKO,” “Flux,” “WinProp,” “Multiscale Designer,” “HyperStudy,” “HyperMesh,” “HyperView,” “SimLab,” “HyperCrash,” “HyperGraph,” “Inspire,” “solidThinking Evolve,” “Thea Render,” “Altair PBS Works,” “Altair PBS Professional,” “Altair PBS Cloud,” “MotionView,” “MotionSolve,” “Altair PBS Access,” “SimSolid,” “Knowledge Studio,” “Monarch,” “Panopticon,” “EDEM,” “PollEx,” “P-FRAME,” “S-FRAME,” “World Programming,” "RapidMiner," and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property.

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
•
the impact of competition;
•
the strength of the markets into which we sell, including automotive and BFSI;
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

Risks relating to legal or regulatory matters, including risks relating to:

•
the difficulties associated with complying with a wide range of complex regulations, including in relation to sales to government agencies, and in a variety of jurisdictions and the impact of any non-compliance;
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
•
limitations that may deter or prevent a business combination; and
•
the impact of operating and financial covenants in our loan agreements.

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

We believe that a critical component to our success has been our company culture, which is based on our core values of innovation, envisioning the future, communicating honestly and broadly, seeking technology and business firsts, and embracing diversity. We have invested substantial time and resources in building a company embodying this culture. As we continue to grow, we may find it difficult to maintain these valuable aspects of our corporate culture. Any failure to preserve our culture, or embed our culture in our acquired businesses, could negatively impact our future success, including our ability to attract and retain personnel, encourage innovation and teamwork, and effectively focus on and pursue our corporate objectives.

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

To the extent any of the foregoing occur, our average sales cycle may increase, and we may have difficulty acquiring new customers.

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

Billings in the automotive industry accounted for approximately 29% of our 2022 billings. An adverse occurrence, including industry slowdown, due to the continuing impacts of COVID-19 or otherwise, recession, political instability, costly or constraining regulations, rapid technological obsolescence, excessive inflation, rising interest rates, prolonged disruptions in one or more of our automotive customers’ production schedules, supply disruptions, or labor disturbances, that results in a significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

The automotive industry is highly cyclical in nature and sensitive to changes in general economic conditions, consumer preferences and rising interest rates. Any weakness in demand in this industry, the insolvency of a manufacturer or suppliers, or constriction of credit markets may cause our automotive customers to reduce their amount of software licensed or services requested or request discounts or extended payment terms, any of which may cause fluctuations or a decrease in our revenues and timing of cash flows.

Adverse global conditions, including economic uncertainty, may negatively impact our financial results.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States corporations operating on a global basis as a result of tax reform or changes to existing trade agreements or tax conventions, inflation, or rising interest rates, could adversely impact our business in a number of ways, including longer sales cycles, lower prices for our software license fees, reduced licensing renewals, customer disruption or foreign currency fluctuations.

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

Strengthening of the United States dollar could cause our software to become relatively more expensive to some of our customers leading to decreased dollar sales and a reduction in billings and revenue not denominated in United States dollars. Weakening of the United States dollar could result in an increase of foreign denominated expenses when reported in United States dollars. A reduction in revenue or an increase in operating expenses due to economic volatility or fluctuations in foreign currency exchange rates could have an adverse effect on our financial condition and operating results. Such foreign currency exchange rate fluctuations may make it more difficult to detect underlying trends in our business and operating results.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) pandemic. This pandemic has infected populations within the United States and other regions at fluctuating rates, a phenomenon often characterized as “waves” of infection. The pandemic continues to evolve, as evidenced by the occurrence of COVID-19 variants. Vaccines for COVID-19 have been developed and are administered in the United States and other countries around the world, but the expansion of administering these vaccines to additional people within these and other countries, the long-term efficacy of these vaccines, and the receptivity of many people to receiving these vaccines all remain uncertain.

The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain.

Parts of our business have been and could continue to be adversely affected by the COVID-19 pandemic. Global health concerns relating to the COVID-19 pandemic continue to adversely affect the macroeconomic environment, and the pandemic has increased economic and stock market volatility and uncertainty. In response to the pandemic, government authorities have, at times, implemented measures to try to contain the virus or mitigate the harm, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and mandatory shutdowns of non-essential businesses. Some of the most severe, temporary measures by government authorities have been lifted in many jurisdictions but could be reinstated at any time, and they have and may continue to adversely affect our sales activities, operations and growth prospects. These restrictions, and changes in consumer and business spending behavior prompted by the pandemic, have forced businesses in the United States and other jurisdictions to reduce or suspend their operations, lay-off employees, and in some cases shutdown operations.

Additional risks from COVID-19 may include the inability of businesses upon which we rely for operations to carry out their responsibilities at levels of performance necessary to maintain our performance undisturbed as a result of measures taken by governmental authorities to limit the spread of COVID-19. COVID-19 may also affect our operating and financial results in a manner that is not presently known to us, or that we currently do not consider presenting significant risks to our operations.

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

Since we have substantial international operations that arise from our normal business operations, our financial results in 2023 may be impacted by COVID-19 driven variations in foreign currency exchange rates, apart from the traditional elements that underlie foreign currency exchange rate changes.

If we fail to attract new or retain existing third-party independent software vendors to participate in the APA, we may not be able to grow the APA program.

Our APA program allows our customers to use third-party software that may be unrelated to our software, without the need to enter into additional license agreements. The APA program results in increased revenues through revenue sharing and encourages users to stay within the Altair software ecosystem. If third-party software providers are unwilling to join the APA on appropriate terms, including agreeing with our revenue share allocations, or if we are unable to retain our current APA participants, we may not be able to grow the APA program.

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

We operate our client engineering services business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, CES staff to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 5% and 7% of our total revenues for the year ended December 31, 2022 and 2021, respectively. Some of our customers satisfy their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into, or remain in, the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified CES staff because of competitive factors or immigration laws, or otherwise fail to match CES staff to open customer positions, our revenue may be adversely affected.

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

Under the Generally Accepted Accounting Principles ("GAAP"), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2022 and 2021, respectively, we had $449.0 million and $370.2 million of goodwill and $107.6 million and $99.0 million of other intangible assets—net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

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

The success of our business depends, in part, on our ability to protect and enforce our proprietary technology and intellectual property rights, including our trade secrets, patents, trademarks, copyrights, and other intellectual property. We attempt to protect our intellectual property under trade secret, patent, trademark, and copyright laws. Despite our efforts, we may not be able to protect our proprietary technology and intellectual property rights, if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Further, the risk of cyber-attacks or other privacy or data security incidents may be heightened due to common, external attempts to attack our information technology systems and data, using means such as phishing. It may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our license agreements protect against unauthorized use, copying, transfer and disclosure of our technology, but such provisions may be difficult to enforce or are unenforceable under the laws of certain jurisdictions and countries. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. Our international activities expose us to unauthorized copying and use of our technology and proprietary information.

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

Security breaches, computer malware, computer hacking, cyber-attacks and other security incidents could harm our business, reputation, brand and operating results.

Security incidents have become more prevalent across industries and may occur on our systems. Security incidents may be caused by, or result in but are not limited to, security breaches, computer malware or malicious software, computer hacking, cyber-attacks on our information systems, unauthorized access to confidential information, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage and drive-by downloads. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees or customers.

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

Our software, services and hardware are subject to export control and import laws and regulations. As a company headquartered in the United States, we are subject to regulations, including the International Traffic in Arms Regulations, or ITAR, and Export Administration Regulations, or EAR, United States Customs regulations and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Control, presenting further risk of unexpected reporting and compliance costs. Compliance with these regulations may also prevent and restrict us from deriving revenue from potential customers in certain geographic locations for certain of our technologies.

If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, loss of government contracts, fines which may be imposed on us and responsible employees or managers and the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our software or changes in applicable export or import regulations may create delays in the introduction and sale of our software in international markets, prevent our customers with international operations from deploying our software or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether.

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

United States export control laws and economic sanction programs prohibit the shipment of certain software and services to countries, governments and persons that are subject to United States economic embargoes and trade sanctions, including, but not limited to, Iran, Cuba, North Korea, Syria and the Crimea, Donetsk, and Luhansk regions of Ukraine. Any violations of such economic embargoes and trade sanction regulations could have negative consequences, including government investigations, civil and criminal penalties and reputational harm.

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

We have significant deferred tax assets primarily in the United States, which we may not use in future taxable periods.

As of December 31, 2022 and 2021, we had gross deferred tax assets, or DTAs, of $179.8 million and $153.7 million, respectively, primarily related to capitalized research and development expenses, net operating loss carryforwards, tax credits, share-based compensation, lease obligations and employee benefits. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. For the 2022 tax year, we recorded an increase in the valuation allowance by $29.5 million for the gross DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Internal Revenue Code of 1986, or the Code, if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisitions of Datawatch, Univa, and RapidMiner, which are subject to specific limitations on usage. We may or may not be able to realize the benefits of the acquired NOLs due to a number of factors, including those enumerated above. We may also be unable to realize our tax credit carryforwards prior to their expiry.

Our NOLs may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2023 and future years.

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

The trading market for our Class A common stock may be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. We may be slow to attract research coverage, and the analysts who publish information about our Class A common stock still have relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or often times failed to exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or fail to exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of substantial amounts of our Class A common stock may cause our stock price to decline.

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of December 31, 2022, we had an aggregate of 52,277,170 shares of Class A common stock and 27,744,574 shares of Class B common stock outstanding.

Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

We have registered the offer and sale of an aggregate of approximately 29,939,594 shares of Class A common stock that have been issued or reserved for future issuance under our equity compensation plans on a Form S-8 registration statement. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. Additionally, the number of shares of Class A common stock available for grant and issuance under our 2017 Equity Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning in 2018 by an amount equal to the lesser of (i) 3% of the number of shares of all classes of our common stock outstanding on December 31 of the preceding calendar year or (ii) a lesser number of shares of Class A common stock determined by our board of directors. We also intend to register the offer and sale of any shares of Class A common stock resulting from such increases. If the holders of these shares choose to sell a large number of shares, they could adversely affect the market price for our Class A common stock.

We may also issue shares of our Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who hold shares of our Class B common stock, including our founders, who hold in aggregate approximately 84% of the voting power of our capital stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Class B stockholders, including our founders, hold, in aggregate approximately 84% of the voting power of our capital stock. The ten-to-one voting ratio between our Class B and Class A common stock, results in the holders of our Class B common stock collectively controlling a majority of the combined voting power of our common stock and therefore being able to control all matters submitted to our stockholders for approval until 2029, or upon the occurrence of a triggering event at which time all shares of our Class B common stock will automatically convert into shares of our Class A common stock, or on an earlier date, as set forth in our Delaware certificate of incorporation.

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

Risks Related to Our Indebtedness

Our Convertible Senior Notes due 2024, and our Convertible Notes due in 2027, or collectively the Convertible Notes, are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our future indebtedness, including the amounts payable under our revolving credit facility and the Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the credit agreement governing our revolving credit facility contains, and any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our debt.

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

Our credit agreement, as amended, provides for an initial aggregate commitment amount of $200 million, with a sublimit for the issuance of letters of credit of up to $5.0 million and a sublimit for swing line loans of up to $5.0 million and matures on December 31, 2025 (the “2019 Amended Credit Agreement”). Our 2019 Amended Credit Agreement is unconditionally guaranteed by us and all existing and subsequently acquired controlled domestic subsidiaries. It is also collateralized by a first priority, perfected security interest in, and mortgages on, substantially all of our tangible assets. The 2019 Amended Credit Agreement contains operating financial restrictions and covenants, including liens, limitations on indebtedness, fundamental changes, limitations on guarantees, limitations on sales of assets and sales of receivables, dividends, distributions and other restricted payments, transactions with affiliates, prepayment of indebtedness and limitations on loans and investments in each case subject to certain exceptions. In addition, the 2019 Amended Credit Agreement contains financial covenants relating to maintaining a maximum senior secured leverage ratio of 3.0 to 1.0, as defined in the 2019 Amended Credit Agreement. The restrictions and covenants in the 2019 Amended Credit Agreement, as well as those contained in any future debt financing agreements that we may enter into, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants and restrictions may be affected by events beyond our control, and breaches of these covenants and restrictions could result in a default under the loan agreement and any future financing agreements that we may enter into.

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

Provisions in the indenture governing the Convertible Notes may deter or prevent a business combination that may be favorable to you.

As stated above, if a fundamental change occurs prior to the maturity date, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. In addition, if a make-whole fundamental change occurs prior to the maturity date, we will, in some cases, be required to increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change. Furthermore, the indenture governing the Convertible Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes. These and other provisions in the indenture governing the Convertible Notes could deter or prevent a third-party from acquiring us even when the acquisition may be favorable to you.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Troy, Michigan. We own our corporate headquarters facility, and an undeveloped parcel of land adjacent to our headquarters, which we may develop over the next few years.

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

In 2018, SAS filed litigation in the United States District Court for the Eastern District of Texas asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas court entered judgment in favor of World Programming on the copyright claims. SAS appealed this judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeals on January 13, 2022. A decision from the Court of Appeals is pending.

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

Holders

As of February 10, 2023, there were approximately 300 registered stockholders of our Class A common stock and 4 registered stockholders of our Class B common stock. We are unable to estimate the total number of stockholders because many of our shares of Class A common stock are held by brokers, banks or other institutions on behalf of stockholders.

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

Purchases of Equity Securities by the Issuer

In February 2022, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to $50.0 million of the our outstanding Class A Common Stock. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. We are not obligated to repurchase any dollar amount or number of shares, and the stock repurchase program may be suspended or terminated at any time. All shares repurchased under the stock repurchase program are retired.

The following table presents information regarding our purchases of Class A Common Stock during the quarter ended December 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs
October 1, 2022 through October 31, 2022	—	$—	—	$45,612,733
November 1, 2022 through November 30, 2022	—	$—	—	$45,612,733
December 1, 2022 through December 31, 2022	375,831	$45.95	375,831	$28,341,822
Total	375,831	$45.95	375,831	$28,341,822
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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes $100 was invested at the market close on December 31, 2017, in our Class A common stock, the Nasdaq Composite Index and the Nasdaq Computer Index.

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

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2022 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. We deliver software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Our products and services leverage computational science to drive innovation and intelligent decisions for a more connected, safe, and sustainable future.

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

Altair pioneered Altair Units, a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with more than 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 90% over the past five years. Historically, approximately 60% of new software revenue comes from expansion within existing customers.

Recent Business Developments

Business combinations

In September 2022, we acquired RapidMiner, a leader in advanced data analytics and machine learning software. RapidMiner will be integrated with existing tools, such as Altair Knowledge Studio, Altair SmartWorks, and Altair SLC, to provide a comprehensive, code-optional, multi-language, SaaS-ready, cloud-scale platform for enterprise data analytics and data science.

RapidMiner's low-code platform is used to develop production-scale data pipelines and ML models, putting advanced data analytics into the hands of those who know the domain problems best. It provides powerful, drag-and-drop building blocks to transform and augment data, and its flexible delivery models provide users and enterprises with the scale they need, from a user's desktop to on-premises servers to secure, multi-tenant cloud. The acquisition of RapidMiner strengthens our end-to-end data analytics portfolio.

In June 2022, we acquired Concept Engineering, a leading provider of electronic system visualization software that accelerates the development, manufacture, and service of complex electrical and electronic systems. Most of Concept Engineering’s software will be integrated into Altair’s Electronic System Design suite and is available via Altair Units.

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

The 2027 Notes mature on June 15, 2027, unless earlier repurchased, redeemed or converted. We may redeem for cash all or, subject to certain limitations, any portion of the 2027 Notes, at our option, on or after June 20, 2025, if the last reported sale price of our Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The 2027 Notes bear interest at a rate of 1.750% per year, payable semiannually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2022.

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
•
if we call the 2027 Notes for redemption (which we may not do prior to June 20, 2025), at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date but only with respect to the 2027 Notes called (or deemed called) for redemption; or

•
upon the occurrence of specified corporate events.

On or after December 15, 2026, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion, we will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of Class A Common Stock, at our election, in the manner and subject to the terms and conditions provided in the Indenture.

2024 Notes

In June 2022, using proceeds from the issuance of the 2027 Notes, we retired approximately $148.2 million principal amount of our convertible senior notes which mature in 2024 (the "2024 Notes" and together with the 2027 Notes, the “Convertible Notes”), by paying cash of approximately $192.4 million including accrued and unpaid interest.

Credit Agreement

On November 7, 2022, we exercised the $50.0 million accordion feature of our credit facility in accordance with the terms and conditions set forth in the credit agreement, for an aggregate revolving commitment of $200.0 million available to us ("2019 Amended Credit Agreement"). In June 2022, we amended our credit facility to, among other things, permit the issuance of the 2027 Notes and extend the maturity date of the credit facility to December 15, 2025.

Impact of COVID-19

In March 2020, The World Health Organization declared the outbreak of COVID-19, a pandemic and a public health emergency of international concern. The global spread of COVID-19, including new and emerging variants, has created significant volatility and uncertainty since March 2020 and may continue into the future.

We have converted our business to being capable of operating nearly 100% remote as required or recommended under COVID-19 restrictions, leveraging our global technology infrastructure. Our culture, technology, and people allowed us to react quickly when the crisis initially emerged. As a result, we maintained high levels of productivity and employee engagement. As the COVID-19 pandemic continued to affect many global regions through 2022, our workforce remained in a hybrid mode of remote and in-person working. We have gradually resumed normal operations, when permitted, based on local conditions and restrictions, with the primary focus of preserving employee welfare, while continuing to support customers.

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

Seasonality and quarterly results

Our billings have historically been highest in the first and fourth quarters of any calendar year and may vary in future quarters. The timing of recording billings and the corresponding effect on our cash flows may vary due to the seasonality of the purchasing patterns of our customers. In addition, the timing of the recognition of revenue, the amount and timing of operating expenses, including employee compensation, sales and marketing activities, and capital expenditures, may vary from quarter-to-quarter which may cause our reported results to fluctuate significantly. Furthermore, we may choose to grow our business for the long-term rather than optimize for profitability or cash flows for a particular shorter-term period. This seasonality or the occurrence of any of the factors above may cause our results of operations to vary and our financial statements may not fully reflect the underlying performance of our business.

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, as well as our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To identify changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis. Our 2022 revenue and profit were adversely affected relative to the prior year by changes in foreign currency rates and we anticipate that this may continue in 2023.

Business segments

We have identified two reportable segments: Software and Client Engineering Services:

•
Software —Our Software segment includes software, software services, and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, high-performance computing software applications and hardware products, modeling and visualization tools, data analytics and analysis products, IoT platform and analytics tools as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation. The software services and related services component of this segment includes consulting, implementation services, and training focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle.
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

Components of results of operations

Revenue

We primarily derive revenue from the licensing of our software, which includes our units-based subscription licensing model for term and perpetual software licenses, as well as software related services. Our CES business derives revenue from providing engineers and data scientists to support our customers’ long-term, ongoing projects.

Software

Software revenue is principally comprised of subscription licenses, and to a lesser extent, perpetual licenses and associated maintenance and support fees. Subscriptions are typically governed by contracts with annual terms which include product updates, maintenance and support. We generally recognize software license revenue up front, while maintenance and support revenue are generally recognized over the term of the contract. To a much lesser extent, Software also includes revenue from the sale of hardware products.

Software includes consulting, implementation services and training. We generally recognize revenue for software services as those services are performed.

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

Cost of software related services

Cost of software related services revenue consists of personnel and related costs, such as salaries, benefits, bonuses and stock-based compensation, as well as travel expenses.

Cost of client engineering services

Cost of engineering services revenue consists primarily of employee compensation and related costs. We employ and pay them only for the duration of the placement at a customer site.

Cost of other

Cost of other revenue includes the cost of LED lighting products and freight related to products sold to retail and commercial sales channels.

Operating expenses

Operating expenses, as defined and discussed below, support all the products and services that we provide to our customers and, as a result, they are presented in aggregate.

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

Amortization of intangible assets

Amortization of intangible assets consists primarily of amortization of intangibles associated with acquisitions. We expect to incur additional amortization expense resulting from future strategic acquisitions.

Other operating income, net

Other operating income, net consists primarily of government subsidies, primarily in France, in the form of grant income associated with certain of our research and development activities, mark-to-market adjustments for contingent consideration, and other items as disclosed.

Interest expense

Interest expense consists of interest expense on our outstanding indebtedness and amortization of debt issuance costs.

Other expense, net

Other expense, net is comprised primarily of foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units, expense on the repurchase of our 2024 Notes, and interest income on invested cash.

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

Our future effective annual tax rate may be materially impacted by the amount of benefits and charges from tax amounts associated with our foreign earnings that are taxed at rates different from the federal statutory rate, the taxation of the foreign earnings in the U.S. under the Global Intangible Low-Taxed Income, or GILTI, and Foreign Derived Intangible Income, or FDII, regimes, changes in valuation allowances, level of profit before tax, accounting for uncertain tax positions, stock-based compensation, business combinations, payments to the Company from certain foreign subsidiaries, closure of statute of limitations, settlements of tax audits, and changes in tax laws including United States tax law changes that were enacted in December 2017. A significant amount of our earnings is generated in our EMEA and APAC regions. Our future effective tax rates may be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates.

As of December 31, 2022 and 2021, we had gross deferred tax assets, or DTAs, of $179.8 million and $153.7 million, respectively, primarily related to capitalized research and development expenses, net operating loss carryforwards, tax credits, share-based compensation, lease obligations and employee benefits. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. For 2022 tax year, we recorded an increase in the valuation allowance by $29.5 million for the gross DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Code if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisitions of Datawatch, Univa, and RapidMiner, which are subject to specific limitations on usage. We may also be unable to realize our tax credit carryforwards which began to expire in 2018.

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2023 and future years.

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

Results of operations

The following table sets forth our results of operations and certain financial data for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021
Revenue:
Software	$506,508	$453,746
Software related services	30,661	31,823
Total software and related services	537,169	485,569
Client engineering services	28,883	39,282
Other	6,169	7,328
Total revenue	572,221	532,179
Cost of revenue:
Software	72,443	67,791
Software related services	21,858	23,205
Total software and related services	94,301	90,996
Client engineering services	23,577	31,710
Other	5,011	6,960
Total cost of revenue	122,889	129,666
Gross profit	449,332	402,513
Operating expenses:
Research and development	185,863	151,049
Sales and marketing	155,245	132,750
General and administrative	97,606	91,500
Amortization of intangible assets	27,510	18,357
Other operating income, net	(9,955)	(3,482)
Total operating expenses	456,269	390,174
Operating (loss) income	(6,937)	12,339
Interest expense	4,377	12,065
Other expense, net	16,899	562
Loss before income taxes	(28,213)	(288)
Income tax expense	15,216	8,506
Net loss	$(43,429)	$(8,794)
Other financial information:
Billings (1)	$607,602	$539,855
Adjusted EBITDA (2)	$108,600	$85,253
Net cash provided by operating activities	$39,570	$61,623
Free cash flow (3)	$29,922	$53,774

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

Years ended December 31, 2022 and 2021

Revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Software revenue	$506,508	$453,746	$52,762	12%
As a percent of software segment revenue	94%	93%
As a percent of consolidated revenue	89%	85%

Software revenue increased 12% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, or 18% in constant currency. The increase was the result of growth across all three geographic regions, supported by increases in new and expansion business, as well as retention in our renewal base.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Software related services revenue	$30,661	$31,823	$(1,162)	(4%)
As a percent of software segment revenue	6%	7%
As a percent of consolidated revenue	5%	6%

Software related services revenue decreased 4% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease was the result of lower customer demand in the last half of the current year.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Client engineering services revenue	$28,883	$39,282	$(10,399)	(26%)
As a percent of consolidated revenue	5%	7%

CES revenue decreased 26% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours. In addition, we had difficulty filling some CES positions due to a challenging labor market in the U.S.

Other

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other revenue	$6,169	$7,328	$(1,159)	(16%)
As a percent of consolidated revenue	1%	1%

Other revenue decreased 16% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to reduced unit sales by toggled, our LED lighting business.

Cost of revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of software revenue	$72,443	$67,791	$4,652	7%
As a percent of software revenue	14%	15%
As a percent of consolidated revenue	13%	13%

Cost of software revenue increased $4.7 million, or 7%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Employee compensation and related expense increased $2.8 million, stock-based compensation expense increased $2.7 million, third-party sales commissions increased $0.9 million and travel costs increased $0.5 million. The increase in employee compensation was primarily due to increased headcount in the current year. These increases were partially offset by decreases in restructuring costs, facilities costs, third-party consulting fees, and technology expenses of $1.0 million, $0.5 million, $0.5 million, and $0.4 million, respectively.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of software related services revenue	$21,858	$23,205	$(1,347)	(6%)
As a percent of software related services revenue	71%	73%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue decreased 6% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a decrease in employee compensation and related expense of $2.2 million, partially offset by an increase in facilities costs of $0.7 million.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of client engineering services revenue	$23,577	$31,710	$(8,133)	(26%)
As a percent of client engineering services segment revenue	82%	81%
As a percent of consolidated revenue	4%	6%

Cost of CES revenue decreased 26% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, consistent with the change in CES revenue. We have managed CES headcount and compensation to match our customers’ demand for our staffing resources, and therefore our costs have moved accordingly.

Other

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Cost of other revenue	$5,011	$6,960	$(1,949)	(28%)
As a percent of other revenue	81%	95%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 28% for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease was primarily a result of the decrease in revenue and reduction in inventory obsolescence in the current year.

Gross profit

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Gross profit	$449,332	$402,513	$46,819	12%
As a percent of consolidated revenue	79%	76%

Gross profit increased $46.8 million, or 12%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase in gross profit was primarily attributable to the increase in software revenue combined with a decrease in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Research and development	$185,863	$151,049	$34,814	23%
As a percent of consolidated revenue	32%	28%

Research and development expenses increased $34.8 million, or 23%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Stock-based compensation expense increased $19.8 million and employee compensation and related expense increased $14.9 million, primarily due to increased headcount and compensation in the current year. The increases in stock-based compensation and headcount were driven by our current year acquisitions and the World Programming acquisition in December 2021.

In addition, cloud hosting and software maintenance expense, facilities costs, and travel costs increased $1.3 million, $0.9 million, and $0.6 million, respectively, in the current year. These increases were partially offset by decreases in consulting fees and restructuring costs of $1.9 million and $1.7 million, respectively.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Sales and marketing	$155,245	$132,750	$22,495	17%
As a percent of consolidated revenue	27%	25%

Sales and marketing expenses increased $22.5 million, or 17%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Stock-based compensation expense increased $15.6 million, selling expenses increased $2.5 million, and employee compensation and related expense increased $2.2 million for the year ended December 31, 2022. Additionally, cloud hosting and software maintenance expense increased $1.8 million and travel costs increased $1.6 million in the current year. These increases were partially offset by a decrease in restructuring costs of $1.8 million which were non-recurring in 2022.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
General and administrative	$97,606	$91,500	$6,106	7%
As a percent of consolidated revenue	17%	17%

General and administrative expenses increased $6.1 million, or 7%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Professional fees increased $2.8 million, stock-based compensation expense increased $2.5 million, cloud hosting and software maintenance expense increased $1.6 million, and travel costs increased $0.9 million for year ended December 31, 2022. These increases were partially offset by decreases in facilities costs, employee compensation and related expense, and restructuring costs of $0.8 million, $0.5 million and $0.5 million, respectively.

Amortization of intangible assets

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Amortization of intangible assets	$27,510	$18,357	$9,153	50%
As a percent of consolidated revenue	5%	3%

Amortization of intangible assets increased $9.2 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Amortization of intangible assets in the current year increased primarily as a result of recent acquisitions, partially offset by a reduction in amortization because of fully amortized intangibles.

Other operating income, net

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other operating income, net	$(9,955)	$(3,482)	$6,473	186%
As a percent of consolidated revenue	(2%)	(1%)

Other operating income, net increased $6.5 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to a $7.2 million gain recognized on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. This gain was partially offset by a $0.7 million decrease in grant income for the year ended December 31, 2022.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Interest expense	$4,377	$12,065	$(7,688)	(64%)
As a percent of consolidated revenue	1%	2%

Interest expense decreased $7.7 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to the adoption of ASU 2020-06 on January 1, 2022. As a result of this adoption, we account for the 2024 Notes as a single liability, which eliminates the amortization of the debt discount. Prior to January 1, 2022, the carrying amount of the equity component was recorded as a debt discount and amortized to interest expense. Interest expense related to the amortization of debt issuance costs was $1.8 million for the year ended December 31, 2022, while interest expense related to the amortization of debt discount and issuance costs was $11.4 million for the year ended December 31, 2021. Interest costs on the 2027 Notes were $2.2 million for the year ended December 31, 2022.

Other expense, net

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Other expense, net	$16,899	$562	$16,337	NM
As a percent of consolidated revenue	3%	0%

Other expense, net increased by $16.3 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. We recognized expense of $16.6 million on the repurchase of a portion of our 2024 Notes, and an increase of $3.3 million in net foreign currency losses during the year ended December 31 2022, as compared to the year ended December 31, 2021. These losses were partially offset by a $3.6 million increase in interest income in the current year.

Income tax expense

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Income tax expense	$15,216	$8,506	$6,710	79%

The effective tax rate was (54%) and (2,953%) for the year ended December 31, 2022 and 2021, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The effective tax rate was impacted by the geographic income mix in 2022 as compared to 2021, primarily related to a United States pre-tax loss of $62.7 million for the year ended December 31, 2022, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax loss of $27.9 million for the year ended December 31, 2021, for which a tax benefit was not recognized due to the valuation allowance. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations.

Net loss

	Year ended December 31,		Change
(dollars in thousands)	2022	2021	$	%
Net loss	$(43,429)	$(8,794)	$(34,635)	(394%)

Net loss increased by $34.6 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in net loss was largely attributable to expense recognized on the repurchase of a portion of our 2024 Notes, increased stock-based compensation expense and increased foreign currency losses in the current year, partially offset by an increase in revenue and a gain on the mark-to-market adjustment of contingent consideration, as described above.

For information regarding the comparison of results of operations for the years ended December 31, 2021 and 2020, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Year ended December 31,
(in thousands)	2022	2021	2020
Billings	$607,602	$539,855	$480,447
Adjusted EBITDA	$108,600	$85,253	$57,288
Free Cash Flow	$29,922	$53,774	$26,789

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

Billings increased by $67.7 million, or 13%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase in Billings was attributable to an increase in Software segment billings.

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

Adjusted EBITDA increased by $23.3 million, or 27%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase in Adjusted EBITDA was primarily attributable to the increase in gross profit, partially offset by an increase in operating expenses.

Free Cash Flow. Free Cash Flow is a non-GAAP financial measure that we calculate as cash flow provided by operating activities less capital expenditures. We believe that Free Cash Flow is useful in analyzing our ability to service and repay debt, when applicable, and return value directly to stockholders.

Net cash provided by operating activities for the year ended December 31, 2022, was $39.6 million, which reflects a decrease of $22.1 million compared to the year ended December 31, 2021. Free Cash Flow decreased by $23.9 million, or 44%, for the year ended December 31, 2022, as compared to year ended December 31, 2021. This decrease in Free Cash Flow was primarily attributable to a $65.9 million payment in January 2022, for a damages judgement assumed in an acquisition in December 2021, partially offset by an increase in our cash-related profitability and changes to our working capital position for the year ended December 31, 2022.

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

Reconciliation of non-GAAP financial measures

The following tables provide reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Year ended December 31,
(in thousands)	2022	2021	2020
Revenue	$572,221	$532,179	$469,921
Ending deferred revenue	144,460	106,032	95,079
Beginning deferred revenue	(106,032)	(95,079)	(83,567)
Deferred revenue acquired	(3,047)	(3,277)	(986)
Billings	$607,602	$539,855	$480,447

Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(43,429)	$(8,794)	$(10,500)
Income tax expense	15,216	8,506	12,532
Stock-based compensation	84,787	44,549	21,355
Interest expense	4,377	12,065	11,598
Depreciation and amortization	35,504	25,644	23,806
Restructuring expense	—	5,053	—
Special adjustments, interest income and other (1)	12,145	(1,770)	(1,503)
Adjusted EBITDA	$108,600	$85,253	$57,288

(1)
The year ended December 31, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.8 million currency losses on acquisition-related intercompany loans, $7.2 million gains from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $4.1 million of interest income. The year ended December 31, 2021, includes $1.2 million currency gains on acquisition-related intercompany loans and the year ended December 31, 2020, includes $1.0 million of proceeds from settlements related to an historical acquisition and $0.6 million of severance expense.

Free Cash Flow

	Year ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$39,570	$61,623	$32,882
Capital expenditures	(9,648)	(7,849)	(6,093)
Free Cash Flow	$29,922	$53,774	$26,789

Recurring Software License Rate. A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license, including all term-based subscriptions, maintenance and perpetual license billings from all customers for that period. Our recurring software license rate was 92% for each of the years ended December 31, 2022, 2021 and 2020.

Liquidity and capital resources

As of December 31, 2022, our principal sources of liquidity were $316.1 million in cash and cash equivalents and $200.0 million availability on our credit facility. As of December 31, 2022, our outstanding debt consists of $81.8 million and $230.0 million convertible notes due in 2024 and 2027, respectively.

During the period ended December 31, 2022, the conditions allowing holders of the Convertible Notes to convert were not met. Therefore, the Convertible Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2022. We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

During the year ended December 31, 2022, under our stock repurchase program, we repurchased 460,950 shares of our Class A Common Stock at an average price of $46.99 per share for a total cost of approximately $21.7 million. As of December 31, 2022, approximately $28.3 million of shares remained available for repurchase under the program.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions.

Our existing cash and cash equivalents may fluctuate during fiscal 2023, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of COVID-19 and global unrest. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however our customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

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

Revolving credit facility

On November 7, 2022, we exercised the $50.0 million accordion feature of our credit facility in accordance with the terms and conditions set forth in our credit agreement. In June 2022, we amended our credit agreement to, among other things, permit the issuance of the 2027 Notes and extend the maturity date of the credit facility to December 31, 2025.

As of December 31, 2022, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of our properties and assets, and the properties and assets of our domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). Our direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2019 Amended Credit Agreement. In addition, the 2019 Amended Credit Agreement contains financial covenants which require, as of the end of each fiscal quarter, a Senior Secured Leverage Ratio not greater than 3.0 to 1.0, as such terms are defined in the 2019 Amended Credit Agreement. As of December 31, 2022, we were in compliance with all financial covenants. For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Cash flows

As of December 31, 2022 and 2021, respectively, we had an aggregate of cash and cash equivalents of $316.1 million and $413.7 million, which we held for working capital purposes, acquisitions, and capital expenditures. As of December 31, 2022 and 2021, respectively, $222.0 million and $348.0 million of this aggregate amount was held in the United States, and $88.3 million and $60.2 million was held in the APAC and EMEA regions combined, with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2022	2021	2020 (1)
Net cash provided by operating activities	$39,570	$61,623	$32,882
Net cash used in investing activities	(154,511)	(62,482)	(49,092)
Net cash provided by financing activities	22,981	175,947	31,250
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,094)	(2,623)	3,010
Net (decrease) increase in cash, cash equivalents and restricted cash	$(97,054)	$172,465	$18,050

_____________________________

(1)
For information regarding a comparison of net cash provided/used in operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2022, was $39.6 million, which reflects a decrease of $22.1 million compared to the year ended December 31, 2021. This decrease was the result of a $65.9 million payment in January on an existing damages judgment against World Programming, and changes to our working capital position for the year ended December 31, 2022.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2022, was $154.5 million, which reflects an increase of $92.0 million compared to the year ended December 31, 2021. For the year ended December 31, 2022, we paid $96.7 million for the acquisition of RapidMiner, and an additional $47.8 million related to other business acquisitions and investments.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2022, was $23.0 million, which reflects a decrease in cash provided of $153.0 million compared with the year ended December 31, 2021. For the year ended December 31, 2022, we received aggregate proceeds of $224.3 million from the issuance of our 2027 Notes, net of certain discounts and commissions, partially offset by $192.4 million proceeds used for the repurchase of a portion of our 2024 Notes. In addition, we used $19.7 million to repurchase shares of our Class A Common Stock under our stock repurchase program in the current year.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $5.1 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

Commitments

As of December 31, 2022, our principal commitments consist of our $81.8 million and $230.0 million convertible notes due in 2024 and 2027, respectively.

As of December 31, 2022, we have recorded a $12.0 million liability as part of the acquisition consideration of World Programming that is contingent upon the results of certain legal matters and will be settled in the Company’s Class A common stock.

As of December 31, 2022, we had a net benefit liability of $13.1 million associated with our pension and post-retirement benefit plans. For additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years, see Note 14 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as other commitments. We had $26.3 million in non-cancelable contractual agreements as of December 31, 2022, primarily due within three years.

We also have approximately $30.0 million of tax liabilities associated with uncertain tax positions. There is a high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, see Note 12 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2022, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Interest Rate Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027 (the "2027 Notes"). In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 (the "2024 Notes" together with the 2027 Notes "Convertible Notes"), of which approximately $148.2 million aggregate principal amount had been repurchased as of December 31, 2022. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $317.0 million, consisting primarily of bank deposits and money market funds. As of December 31, 2022, we had no borrowings outstanding under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2022. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of RapidMiner, Inc., Concept Engineering GmbH ASIC, Gen3D Limited, and Powersim Inc., which are included in our December 31, 2022 consolidated financial statements and constituted 2% and 2% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2022, and 2% of revenues for the year then ended. We have excluded all current year acquisitions from our annual assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The results of management’s assessment have been reviewed with the Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting

In July 2022, we implemented a new enterprise resource planning (“ERP”) system. This implementation resulted in changes to our reporting processes and our internal control over financial reporting, by automating certain manual procedures and standardizing business processes and reporting across the organization. We have evaluated the design and operating effectiveness of our internal control over financial reporting under the new system.

There were no additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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
(a)
Exhibits: See Item 15(a)(3) as set forth above.
(b)
Financial Statement Schedules: See Item 15(a)(2) as set forth above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair Engineering Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments in 2022 due to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

Software Revenue Recognition
Description of the Matter

As described in Note 3, the Company’s software contracts with customers typically include promises to transfer licenses and services to a customer. Judgement is required to determine if the promises are separate performance obligations within the context of the arrangement, and if so, the allocation of the transaction price to each performance obligation. The Company’s determination of standalone selling price for performance obligations is based on the midpoint of the range of historical observable prices for goods and services sold separately. In addition, the Company estimates the standalone selling price for certain performance obligations where observable prices are not directly available, or a significant portion of historical prices are not within the range. The Company estimates the standalone selling price at contract inception considering all information that is reasonably available and based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer.

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

To test the estimated standalone selling prices, our audit procedures included, among others, evaluating the assumptions used by the Company to determine the standalone selling price for each distinct performance obligation in its software contracts. For example, we evaluated the methodology used to determine the standalone selling price by testing a historical analysis prepared by the Company and practices observed in the industry. We also tested the completeness and accuracy of the data used in the analysis and recalculated the standalone selling prices.

Business Combination
Description of the Matter

As described in Note 4, the Company completed the acquisition of RapidMiner, Inc. for consideration of $98.6 million. This transaction was accounted for as a business combination.

Auditing the Company’s acquisition of RapidMiner, Inc. was challenging and complex due to significant estimation uncertainty in certain assumptions used to determine the fair value of intangible assets acquired. The intangible assets acquired primarily consisted of developed technology of $8.9 million and customer relationships of $5.7 million. The significant assumptions used to estimate the fair value of the identified intangible assets included future expected cash flows from product sales, customer contracts and acquired technologies, expenses to operate the acquired business, and discount rates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over its accounting for acquisitions. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including management’s evaluation of the significant assumptions. In addition, we tested controls over management’s review of the valuation calculations performed by its specialist, including management’s procedures to validate the discount rates selected and methods used.

To test the estimated fair value of the identified intangible assets, our audit procedures included evaluating the Company's selected valuation methodology and testing the significant assumptions used in the model. We involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used to determine the fair value estimates, including discount rates used by the Company. We also performed procedures to test the assumptions used to develop the forecasted data used in the model. For example, we compared revenue growth rates to historical results of the acquired business, to third-party market data, to peer companies within the same industry, and to other acquisitions completed by the Company in the past. We also compared expenses required to operate the acquired business as a percentage of revenue to historical results of the acquired company, and to other acquisitions completed by the Company in the past.

We have served as the Company’s auditor since 2015.

/s/ Ernst & Young LLP

Detroit, Michigan
February 24,2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Altair Engineering Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altair Engineering Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RapidMiner, Inc., Concept Engineering GmbH, Gen3D Limited, and Powersim Inc., which are included in the December 31, 2022 consolidated financial statements of the Company and constituted 2% and 2% of total and net assets (excluding acquired goodwill and intangible assets), respectively, as of December 31, 2022 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of all current year acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanyingManagement’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 24, 2023

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$316,146	$413,743
Accounts receivable, net	170,279	137,561
Income tax receivable	11,259	9,388
Prepaid expenses and other current assets	29,142	27,529
Total current assets	526,826	588,221
Property and equipment, net	37,517	40,478
Operating lease right of use assets	33,601	28,494
Goodwill	449,048	370,178
Other intangible assets, net	107,609	99,057
Deferred tax assets	9,727	8,495
Other long-term assets	40,410	28,352
TOTAL ASSETS	$1,204,738	$1,163,275
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$10,434	$6,647
Accrued compensation and benefits	42,456	42,307
Current portion of operating lease liabilities	10,396	9,933
Other accrued expenses and current liabilities	56,371	122,226
Deferred revenue	113,081	93,160
Convertible senior notes, net	—	199,705
Total current liabilities	232,738	473,978
Convertible senior notes, net	305,604	—
Operating lease liabilities, net of current portion	24,065	19,550
Deferred revenue, non-current	31,379	12,872
Other long-term liabilities	41,216	42,894
TOTAL LIABILITIES	635,002	549,294
Commitments and contingencies
MEZZANINE EQUITY	—	784
STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued or outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 52,277 and 51,524 shares as of December 31, 2022 and 2021, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,745 shares as of December 31, 2022 and 2021	3	3
Additional paid-in capital	721,307	724,226
Accumulated deficit	(121,577)	(102,087)
Accumulated other comprehensive loss	(30,002)	(8,950)
TOTAL STOCKHOLDERS’ EQUITY	569,736	613,197
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$1,204,738	$1,163,275

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue
License	$363,520	$324,808	$259,965
Maintenance and other services	142,988	128,938	131,746
Total software	506,508	453,746	391,711
Software related services	30,661	31,823	26,454
Total software and related services	537,169	485,569	418,165
Client engineering services	28,883	39,282	44,320
Other	6,169	7,328	7,436
Total revenue	572,221	532,179	469,921
Cost of revenue
License	20,497	19,929	19,637
Maintenance and other services	51,946	47,862	38,688
Total software	72,443	67,791	58,325
Software related services	21,858	23,205	21,243
Total software and related services	94,301	90,996	79,568
Client engineering services	23,577	31,710	35,684
Other	5,011	6,960	6,053
Total cost of revenue	122,889	129,666	121,305
Gross profit	449,332	402,513	348,616
Operating expenses
Research and development	185,863	151,049	126,081
Sales and marketing	155,245	132,750	111,440
General and administrative	97,606	91,500	86,432
Amortization of intangible assets	27,510	18,357	16,376
Other operating income, net	(9,955)	(3,482)	(3,426)
Total operating expenses	456,269	390,174	336,903
Operating (loss) income	(6,937)	12,339	11,713
Interest expense	4,377	12,065	11,598
Other expense (income), net	16,899	562	(1,917)
(Loss) income before income taxes	(28,213)	(288)	2,032
Income tax expense	15,216	8,506	12,532
Net loss	$(43,429)	$(8,794)	$(10,500)
Loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.12)	$(0.14)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic and diluted	79,472	76,179	73,241

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(43,429)	$(8,794)	$(10,500)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(24,084)	(7,254)	7,782
Retirement related benefit plans (net of tax effect of $(308), $(296) and $308, respectively)	3,032	1,101	(1,051)
Total other comprehensive (loss) income	(21,052)	(6,153)	6,731
Comprehensive loss	$(64,481)	$(14,947)	$(3,769)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common stock				Additional		other	Total
(in thousands)	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2019	41,271	$4	31,131	$3	$446,633	$(82,405)	$(9,528)	$354,707
Cumulative effect of an accounting change	—	—	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	—	(10,500)	—	(10,500)
Issuance of common stock for acquisitions	230	—	—	—	3,504	—	—	3,504
Exercise of stock options and other	1,472	—	—	—	1,710	—	—	1,710
Vesting of restricted stock	223		—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,020	—	(1,020)	—	—	—	—	—
Stock-based compensation	—	—	—	—	21,254	—	—	21,254
Reclassification of mezzanine equity to permanent equity	—	—	—	—	1,568	—	—	1,568
Foreign currency translation, net of tax	—	—	—	—	—	—	7,782	7,782
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(1,051)	(1,051)
Balance at December 31, 2020	44,216	4	30,111	3	474,669	(93,293)	(2,797)	378,586
Net loss	—	—	—	—	—	(8,794)	—	(8,794)
Issuance of common stock in private placement, net of issuance costs	2,936	1	—	—	199,871	—	—	199,872
Issuance of common stock for acquisitions	155	—	—	—	3,690	—	—	3,690
Exercise of stock options	1,478	—	—	—	2,262	—	—	2,262
Vesting of restricted stock	373	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	2,366	—	(2,366)	—	—	—	—	—
Stock-based compensation	—	—	—	—	43,734	—	—	43,734
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,254)	(7,254)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	1,101	1,101
Balance at December 31, 2021	51,524	5	27,745	3	724,226	(102,087)	(8,950)	613,197
Cumulative effect of an accounting change	—	—	—	—	(50,009)	23,939	—	(26,070)
Net loss	—	—	—	—	—	(43,429)	—	(43,429)
Settlement of convertible senior notes	—	—	—	—	(29,756)	—	—	(29,756)
Repurchase and retirement of common stock	(461)	—	—	—	(21,658)	—	—	(21,658)
Reclassification of mezzanine equity to permanent equity	—	—	—	—	784	—	—	784
Issuance of common stock for acquisitions	111	—	—	—	224	—	—	224
Issuance of common stock for employee stock purchase program	185	—	—	—	8,723	—	—	8,723
Exercise of stock options	440	—	—	—	3,577	—	—	3,577
Vesting of restricted stock	478	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,196	—	—	85,196
Foreign currency translation, net of tax	—	—	—	—	—	—	(24,084)	(24,084)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	3,032	3,032
Balance at December 31, 2022	52,277	$5	27,745	$3	$721,307	$(121,577)	$(30,002)	$569,736

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
OPERATING ACTIVITIES:
Net loss	$(43,429)	$(8,794)	$(10,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,504	25,644	23,806
Amortization of debt discount and issuance costs	1,792	11,428	10,829
Stock-based compensation expense	84,787	44,549	21,355
Deferred income taxes	(4,164)	(1,502)	(10,350)
Gain on mark-to-market adjustment of contingent consideration	(7,153)	—	—
Expense on repurchase of convertible senior notes	16,621	—	—
Other, net	387	1,271	1,377
Changes in assets and liabilities:
Accounts receivable	(34,175)	(15,645)	(11,032)
Prepaid expenses and other current assets	1,014	(9,026)	(2,131)
Other long-term assets	2,852	(6,682)	(4,527)
Accounts payable	3,771	(3,857)	(1,839)
Accrued compensation and benefits	280	7,761	1,985
Other accrued expenses and current liabilities	(59,463)	6,365	5,629
Deferred revenue	40,946	10,111	8,280
Net cash provided by operating activities	39,570	61,623	32,882
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(134,541)	(53,983)	(41,028)
Capital expenditures	(9,648)	(7,849)	(6,093)
Other investing activities, net	(10,322)	(650)	(1,971)
Net cash used in investing activities	(154,511)	(62,482)	(49,092)
FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of underwriters' discounts and commissions	224,265	—	—
Repurchase of convertible senior notes	(192,422)	—	—
Repurchase and retirement of common stock	(19,659)	—	—
Proceeds from employee stock purchase plan contributions	8,976	4,222	—
Proceeds from the exercise of common stock options	3,577	2,262	1,710
Payments for issuance costs of convertible senior notes	(1,523)	—	—
Proceeds from private placement of common stock	—	200,000	—
Payments on revolving commitment	—	(30,000)	—
Borrowings under revolving commitment	—	—	30,000
Other financing activities	(233)	(537)	(460)
Net cash provided by financing activities	22,981	175,947	31,250
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,094)	(2,623)	3,010
Net (decrease) increase in cash, cash equivalents and restricted cash	(97,054)	172,465	18,050
Cash, cash equivalents and restricted cash at beginning of year	414,012	241,547	223,497
Cash, cash equivalents and restricted cash at end of period	$316,958	$414,012	$241,547
Supplemental disclosures of cash flow:
Interest paid	$2,425	$633	$731
Income taxes paid	$8,941	$9,168	$12,666
Supplemental disclosure of non-cash investing and financing activities:
Promissory notes issued and deferred payment obligations for acquisitions	$1,350	$86,936	$1,266
Property and equipment in accounts payable and other current liabilities	$659	$1,056	$1,671
Issuance of common stock in connection with acquisitions	$224	$3,690	$3,504
Finance leases	$—	$9	$118

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. Altair deliver’s software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair’s products and services leverage computational science to drive innovation and intelligent decisions for a more connected, safe, and sustainable future. The Company is based in Troy, Michigan.

The Company’s simulation and AI-driven approach to innovation is powered by the Company’s broad portfolio of high-fidelity and high-performance physics solvers, our market leading technology for optimization and HPC, and our end-to-end platform for developing AI and Internet of Things (“IoT”) solutions. The Company’s integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal management, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life visualization and rendering. The Company's HPC solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including AI, modeling and simulation, and visualization. Altair's data analytics, AI, and IoT products include data preparation, data science, MLOps, orchestration, and visualization solutions that fuel engineering, scientific, and business decisions.

Altair also provides Client Engineering Services to support its customers with long-term ongoing product design and development expertise. This has the benefit of embedding the Company within customers, deepening its understanding of their processes, and allowing the Company to quickly perceive trends in the overall market, helping the Company to better tailor its software products’ research and development and sales initiatives. The Company hires engineers and data scientists for placement at a customer site for specific customer-directed assignments.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, the incremental borrowing rate used in the valuation of lease liabilities, fair value of convertible senior notes, provision for expected credit losses, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, retirement obligations, useful lives of intangible assets, revenue for fixed price contracts, and stock-based compensation. Actual results could differ from those estimates.

Foreign currency translation

The functional currency of the Company’s foreign subsidiaries is their respective local currency. The assets and liabilities of the subsidiaries are translated to U.S. dollars at the exchange rate as of the balance sheet date. Equity balances and transactions are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate during the period. Translation adjustments arising from the use of differing exchange rates from period to period are recorded as a component of accumulated other comprehensive loss within stockholders’ equity.

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

Revenue from training, consulting and other services is recognized as the services are performed and is classified as maintenance and other services in the consolidated statement of operations. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, the Company recognizes revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, point-in-time training and consulting), the Company measures the progress toward completion of the obligations and recognizes revenue accordingly. In measuring progress towards the completion of performance obligations, the Company typically utilizes output-based estimates for services with fixed fee arrangements, and estimates output based on the total tasks completed as compared to the total tasks required for each contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted future cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and third-party independent appraisals. No impairment losses were recognized in 2022, 2021, or 2020.

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

The Company performs its annual impairment review of goodwill in the fourth quarter of each year and when a triggering event occurs between annual impairment dates. For 2022, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of its reporting unit with goodwill was less than the carrying amounts. Accordingly, the Company determined that its goodwill was not impaired.

The Company performs its annual impairment review of indefinite-lived intangibles in the fourth quarter of each year and when a triggering event occurs between annual reporting dates. In 2022, the Company performed a qualitative assessment of indefinite-lived trade names and determined there was no indication of impairment. Accordingly, no impairment charges were recognized in 2022.

Government assistance

The Company receives incentives from federal, state and local governments in different regions of the world to primarily encourage the Company to establish, maintain, or increase investment or employment in the region. Government incentives are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expense or other income based on the substance of the incentive received. Benefits are generally recorded when the conditions of the grant are met, there is reasonable assurance of receipt and amounts are recorded in earnings as the expenses in which the incentive is meant to offset are incurred. For the year ended December 31, 2022, Other operating income includes $3.0 million of government related funding.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward for three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of December 31, 2022, the Company had approximately $10.0 million receivables from the French government related to CIR, of which $3.1 million is recorded in income tax receivable and the remaining $6.9 million is recorded in other long-term assets. As of December 31, 2021, the Company had approximately $12.0 million receivables from the French government related to CIR, of which $3.5 million was recorded in income tax receivable and the remaining $8.5 million was recorded in other long-term assets. CIR is subject to customary audit by the French tax authorities.

Other Investments

Other investments include non-marketable equity investments in privately held companies, which do not have readily determinable fair values, and in which the Company does not have a controlling interest or significant influence. The Company applies the measurement alternative for non-marketable equity securities, measuring them at cost, less any impairment. These investments are presented within other long-term assets on our consolidated balance sheets and are periodically analyzed to determine whether there are indicators of impairment.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $5.0 million, $4.3 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Assets held for sale

Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. On December 19, 2022, the Company signed a letter of intent to sell an office building in Korea. As of December 31, 2022, the building and related assets of $2.7 million were classified as held for sale and presented in Prepaid expenses and other current assets. The sale of the building was finalized in February 2023.

Mezzanine equity

In 2017, the Company issued 200,000 shares of Class A common stock to a third-party as partial consideration for the purchase of developed technology. These shares had a put right that could be exercised by the holder five years from date of purchase at $12.50 per share that required the shares to be recorded at fair value and classified as mezzanine equity in the consolidated balance sheet.

During the year ended December 31, 2020, the third-party holder sold 133,336 shares on the open market and as a result, the issuance value of those shares was reclassified into permanent equity from mezzanine equity. As of December 31, 2022, the put right had lapsed and the issuance date fair value of the remaining 66,664 shares were reclassified into permanent equity from mezzanine equity.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, other accrued expenses and current liabilities, and other long-term liabilities on the consolidated balance sheets. The Company did not receive any lease concessions related to COVID-19 that had a material effect on the Company’s consolidated financial statements.

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

Government Assistance– In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU requires certain disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendment requires disclosure of information about the nature of the transactions and the related accounting policy used to account for the transactions, information regarding the line items within the consolidated financial statements that are affected by the transactions, and significant terms and conditions of the transactions. The Company adopted ASU 2021-10 on a prospective basis effective January 1, 2022. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Accounting standards not yet adopted

Reference Rate Reform – In March 2020, the FASB issued ASU 2020-04. Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are optional and effective for all entities as of March 12, 2020 through December 31, 2022. In October 2022, the FASB Board voted to amend the sunset date of ASU 2020-04 to December 31, 2024. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

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

Revenue from training, consulting and other services is recognized as the services are performed and is classified as maintenance and other services in the consolidated statement of operations. For contracts in which the service consists of a single performance obligation, such as providing a training class to a customer, the Company recognizes revenue upon completion of the performance obligation. For service contracts that are longer in duration and often include multiple performance obligations (for example, point-in-time training and consulting), the Company measures the progress toward completion of the obligations and recognizes revenue accordingly. In measuring progress towards the completion of performance obligations, the Company typically utilizes output-based estimates for services with fixed fee arrangements, and estimates output based on the total tasks completed as compared to the total tasks required for each contract. Input-based estimates are utilized for services that involve general consultations with contractual billing arrangements based on time and materials, utilizing direct labor as the input measure.

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

Disaggregation of revenue

The Company disaggregates its revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Term licenses and other (1)	$320,181	$283,226	$224,472
Perpetual licenses	43,339	41,582	35,493
Maintenance	135,752	122,733	117,159
Professional software services (1)	7,236	6,205	14,587
Software related services	30,661	31,823	26,454
Client engineering services	28,883	39,282	44,320
Other	6,169	7,328	7,436
Total revenue	$572,221	$532,179	$469,921
(1)
Term licenses and other includes hardware revenue of $7 million and $9 million for the years ended December 31, 2022 and 2021, respectively, and was reported in License revenue. Professional software services includes hardware revenue of $10 million for the year ended December 31 2020, and was reported in Maintenance and other services revenue.

The Company derived approximately 13.9%, 12.0% and 11.2% of its total revenue through indirect sales channels for the years ended December 31, 2022, 2021 and 2020, respectively.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of the transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of December 31, 2022 and 2021, respectively, capitalized costs to obtain a contract were $3.9 million and $4.5 million recorded in Prepaid and other current assets and $0.4 million and $0.4 million recorded in Other long-term assets. Sales commissions were $8.3 million and $7.3 million for the years ended December 31, 2022 and 2021, respectively, and were included in sales and marketing expense in the Company’s consolidated statements of operations.

Contract assets

As of December 31, 2022 and 2021, respectively, contract assets were $6.3 million and $3.8 million included in Accounts receivable and $2.3 million and $2.3 million included in Prepaid expenses and other current assets in the Company's consolidated balance sheets.

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

Approximately $89.4 million of revenue recognized during 2022 was included in the deferred revenue balances at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $171.1 million and $146.4 million as of December 31, 2022 and 2021, respectively. Of the amount recorded as of December 31, 2022, the Company expects to recognize approximately 73% over the next 12 months and the remainder thereafter.

4. Acquisitions

2022 Acquisitions

RapidMiner

In September 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RapidMiner, Inc., a Delaware corporation (“RapidMiner”), and a wholly-owned subsidiary of the Company (“Merger Sub”). RapidMiner's low-code platform is used to develop production-scale data pipelines and ML model. It provides drag-and-drop building blocks to transform and augment data. The acquisition of RapidMiner adds to the Company’s end-to-end data analytics portfolio.

Pursuant to the Merger Agreement, the Company acquired 100% of the outstanding capital stock of RapidMiner and completed the acquisition of RapidMiner through the merger of the Merger Sub with and into RapidMiner, with RapidMiner surviving as a wholly-owned subsidiary of the Company.

The preliminary aggregate merger consideration was $98.6 million in cash, subject to customary working capital arrangements. The Company financed the acquisition with cash on hand.

The acquisition of RapidMiner has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair value as of the acquisition date. The following table summarizes the preliminary purchase consideration transferred to acquire RapidMiner and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$98,594
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	3,530
Accounts receivable	3,548
Other assets	3,088
Deferred tax assets	782
Trade names (7-year life)	802
Developed technology (5-year life)	8,884
Customer relationships (7-year life)	5,711
Accounts payable and other liabilities	(2,844)
Deferred revenue	(1,584)
Total net identifiable assets acquired and liabilities assumed	21,917
Goodwill (1)	$76,677
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

Concept Engineering

In June 2022, the Company entered into a stock purchase agreement and simultaneously acquired 100% of the outstanding capital stock of Concept Engineering, a leading provider of electronic system visualization software that accelerates the development, manufacture, and service of complex electrical and electronic systems, for preliminary aggregate consideration of $25.3 million. The Company financed the acquisition with cash on hand. See Note 11 for further information on post-combination stock-based compensation expense related to this acquisition. Concept Engineering’s software will be integrated into Altair’s Electronic System Design suite and will be available via Altair Units.

The acquisition of Concept Engineering has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair value as of the acquisition date. The following table summarizes the preliminary purchase consideration transferred to acquire Concept Engineering and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$25,325
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$2,468
Accounts receivable	1,552
Other assets	418
Developed technology (4-year life)	7,620
Customer relationships (7-year life)	3,315
Accounts payable and other liabilities	(393)
Deferred revenue	(624)
Deferred tax liabilities and other tax reserves	(3,919)
Total net identifiable assets acquired and liabilities assumed	10,437
Goodwill (1)	$14,888
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

Other business acquisitions

During the year ended December 31, 2022, the Company completed three other business acquisitions that were accounted for as business combinations under the acquisition method. The preliminary transaction consideration of $18.0 million was allocated to assets acquired and liabilities assumed at their estimated fair values. The allocation included $11.6 million to developed technology, $2.7 million to customer relationships, $(0.9) million to net liabilities acquired and $4.6 million to goodwill, of which approximately $3.2 million is deductible for tax purposes. All goodwill is recorded in the Software segment. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. These acquisitions were financed with cash on hand. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition. The Company’s transaction costs related to its 2022 acquisitions were not material.

2021 Acquisitions

World Programming

In December 2021, the Company acquired all of the outstanding capital stock of two related privately held companies, World Programming Limited and December 2015 Software Limited (together “World Programming”), from the stockholders named therein, for aggregate consideration of $73.2 million. The consideration consisted of cash in the amount of $50.0 million, subject to a customary working capital adjustment, and contingent consideration of $23.2 million, including $19.7 million of the Company’s Class A Common Stock (the “Contingent Stock Consideration”) and a measurement period adjustment of $3.5 million recognized in 2022. The dates on which the Contingent Stock Consideration is issuable and the number of shares issuable on such dates depend primarily on certain aspects of legal proceedings in which World Programming and SAS Institute, Inc. are engaged. For further information on the legal proceedings see Note 16.

The Company is required to mark-to-market the Contingent Stock Consideration liability based on the trading price of the Company’s Class A Common Stock. For the year ended December 31, 2022, the Company recognized a gain of $7.2 million on the mark-to-market adjustment of contingent consideration, which is included in Other operating income, net in the consolidated statement of operations.

In addition, per the stock purchase agreement, $29.5 million of Class A Common Stock will be issued subject to the continuing employment of certain key employees and are not reflected in aggregate consideration but will be recognized as stock-based compensation over the service period of three years.

The acquisition has been accounted for as a business combination under the acquisition method of accounting, which results in acquired assets and assumed liabilities being measured at their estimated fair value as of the acquisition date, which was finalized in 2022. The following table summarizes the purchase consideration transferred to acquire World Programming and the amounts of identified assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$73,243
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,895
Accounts receivable	5,656
Other assets	5,756
Property and equipment	2,209
Trade names (4-year life)	300
Developed technology (5-year life)	33,000
Customer relationships (7-year life)	7,000
SAS legal liability	(66,596)
Accounts payable and other liabilities	(3,401)
Deferred revenue	(2,737)
Deferred tax liabilities and other tax reserves	(11,406)
Total net identifiable assets acquired and liabilities assumed	(28,324)
Goodwill (1)	$101,567
(1)
Goodwill is primarily attributable to market synergies expected to arise after the acquisition and is not deductible for tax purposes. All goodwill is recorded in the Software segment.

Other

The allocation of fair value of purchase consideration for the Company’s other 2021 acquisition was finalized during 2022. There were no changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

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

	December 31,
	2022	2021
Cash and cash equivalents	$316,146	$413,743
Restricted cash included in other long-term assets	812	269
Total cash, cash equivalents, and restricted cash	$316,958	$414,012

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable, trade	$163,989	$133,717
Contract assets	6,290	3,844
Accounts receivable, net	$170,279	$137,561

A provision for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of a provision for credit loss of $2.6 million and $2.5 million at December 31, 2022 and 2021, respectively. Activity in the provision for credit loss was as follows (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$(2,539)	$(2,559)	$(1,415)
Adoption of ASC 326 on beginning allowance	—	—	(388)
Provision charged to expense	(203)	(514)	(1,259)
Write-off, net of recoveries	498	500	563
Effects of foreign currency translation	(346)	34	(60)
Balance, end of year	$(2,590)	$(2,539)	$(2,559)

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated	December 31,
	useful lives	2022	2021
Land	Indefinite	$7,994	$9,888
Building and improvements	5-39 years	16,995	18,358
Computer equipment and software	3-5 years	45,340	45,027
Office furniture and equipment	5-15 years	13,335	12,947
Leasehold improvements	(1)	8,766	9,829
Right of use assets under finance leases	(1)	2,122	2,532
Total property and equipment		94,552	98,581
Less: accumulated depreciation and amortization		57,035	58,103
Property and equipment, net		$37,517	$40,478

(1)
Shorter of lease term or estimated useful life, generally ranging from five to ten years.

Depreciation expense, including amortization of right of use assets under finance leases, was $8.0 million, $7.3 million and $7.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	December 31,
	2022	2021
Obligations related to acquisition of businesses	$13,136	$87,636
Income taxes payable	11,524	5,887
Accrued VAT	8,402	6,047
Employee stock purchase plan obligations	3,969	4,222
Accrued professional fees	3,637	3,516
Accrued royalties	2,593	2,537
Non-income tax liabilities	2,465	1,653
Billings in excess of cost	1,874	1,459
Defined contribution plan liabilities	1,393	1,513
Other current liabilities	7,378	7,756
Total	$56,371	$122,226

The following table provides the details of other long-term liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax liabilities	$16,775	$15,389
Pension and other post retirement liabilities	12,273	15,086
Other liabilities	12,168	12,419
Total	$41,216	$42,894

Private placement financing

In September 2021, the Company issued 2,935,564 shares of its Class A common stock in a private placement to Matrix Capital Management Company LP, for aggregate proceeds of $200.0 million. The Company filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) registering the resale of the shares of common stock issued in the private placement declared or deemed effective by the SEC in August 2022.

Restructuring expense

In 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $5.1 million for the year ended December

31, 2021. There were no restructuring costs for the year ended December 31, 2022. The restructuring costs were attributable primarily to the Software reportable segment. The restructuring plan was completed, and all amounts were paid in 2021.

Other expense (income), net

Other expense (income), net consists of the following (in thousands):

	Year ended December 31,
	2022	2021	2020
Expense on repurchase of convertible senior notes	$16,621	$—	$—
Foreign exchange loss (gain)	4,405	1,103	(787)
Other income, net	(4,127)	(541)	(1,130)
Other expense (income), net	$16,899	$562	$(1,917)

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, are as follows (in thousands):

Balance as of December 31, 2020	$264,481
Acquisitions	108,772
Effects of foreign currency translation and other	(3,075)
Balance as of December 31, 2021	370,178
Acquisitions	96,092
Effects of foreign currency translation and other	(17,222)
Balance as of December 31, 2022	$449,048

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	December 31, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$135,703	$67,665	$68,038
Customer relationships	7-10 years	57,143	29,148	27,995
Other intangibles	4-10 years	1,448	298	1,150
Total definite-lived intangible assets		194,294	97,111	97,183
Indefinite-lived intangible assets:
Trade names		10,426		10,426
Total other intangible assets		$204,720	$97,111	$107,609

	December 31, 2021
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$110,891	$49,672	$61,219
Customer relationships	7-10 years	48,277	21,859	26,418
Other intangibles	4-10 years	647	127	520
Total definite-lived intangible assets		159,815	71,658	88,157
Indefinite-lived intangible assets:
Trade names		10,900		10,900
Total other intangible assets		$170,715	$71,658	$99,057

Amortization expense related to amortizing intangible assets was $27.5 million, $18.4 million and $16.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for the next five years as of December 31, 2022, is as follows (in thousands):

Year ending
December 31, 2023	$30,099
December 31, 2024	27,244
December 31, 2025	20,627
December 31, 2026	14,574
December 31, 2027	3,565
Thereafter	1,074
Total	$97,183

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

The 2027 Notes mature on June 15, 2027, unless earlier repurchased, redeemed or converted. The Company may redeem for cash all or, subject to certain limitations, any portion of the 2027 Notes, at its option, on or after June 20, 2025 if the last reported sale price of Altair's Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The 2027 Notes bear interest at a rate of 1.750% per year, payable semiannually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2022.

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

During the period ended December 31 2022, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2022.

As of December 31, 2022, the “if converted value” did not exceed the principal amount of the 2027 Notes since the closing sales price of the Company’s common stock was less than the conversion price of the 2027 Notes.

2024 Notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "2024 Notes" together with the 2027 Notes "Convertible Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the 2024 Notes, in a public offering. The net proceeds from the issuance of the 2024 Notes were $221.9 million after deducting the underwriting discounts and commissions and issuance costs. The 2024 Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. The interest rate is fixed at 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2019. The 2024 Notes mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms.

Holders of the 2024 Notes may convert all or any portion of their 2024 Notes at any time prior to the close of business on December 1, 2023, in integral multiples of $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter, if the last reported sale price of the Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Class A Common Stock and the conversion rate on each such trading day;
•
if the Company calls the 2024 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

•
upon the occurrence of specified corporate events.

On or after December 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

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

During the year ended December 31, 2022, using proceeds from the issuance of the 2027 Notes, the Company entered into separate privately negotiated transactions with certain holders of the 2024 Notes to repurchase and retire $148.2 million aggregate principal amount of the 2024 Notes for an aggregate amount of $192.4 million of cash including accrued and unpaid interest. The Company recognized expense of $16.6 million, representing the fair value of the consideration paid to certain holders of the 2024 Notes in excess of the value to which they were entitled to receive on the respective settlement dates. The amount is included in Other expense, net in the Company’s consolidated statement of operations.

As of December 31, 2022, $81.8 million principal amount of the 2024 Notes remained outstanding. The Company may settle the 2024 Notes in cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election.

During the period ended December 31, 2022, the conditions allowing holders of the 2024 Notes to convert were not met. Therefore, the 2024 Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2022. During the period ended December 31, 2021, the conditions allowing the holders of the 2024 Notes to convert were met. Therefore, the 2024 Notes were classified as current on the consolidated balance sheet as of December 31, 2021.

As of December 31, 2022, the “if converted value” did not exceed the principal amount of the 2024 Notes since the closing sales price of the Company’s common stock was less than the conversion price of the 2024 Notes.

The net carrying value of the liability component of the 2027 and 2024 Notes was as follows (in thousands):

	December 31, 2022		December 31, 2021
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,754	—	$230,000
Less: unamortized debt discount	—	—	—	27,022
Less: unamortized debt issuance costs	5,247	903	—	3,273
Net carrying amount	$224,753	$80,851	$—	$199,705

The interest expense related to the 2027 and 2024 Notes was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual interest expense	$2,452	$575	$575
Amortization of debt issuance cost and discount	1,745	11,405	10,806
Total	$4,197	$11,980	$11,381

Credit agreement

Revolving credit facility

On November 7, 2022, the Company exercised the $50.0 million accordion feature of its credit facility in accordance with the terms and conditions set forth in its credit agreement. In June 2022, the Company amended its credit agreement to, among other things, permit the issuance of the 2027 Notes and extend the maturity date of the credit facility to December 31, 2025.

As of December 31, 2022, the Company has a $200.0 million credit agreement with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”) and there were no outstanding borrowings. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

Borrowings under the 2019 Amended Credit Agreement bear interest at a rate per annum equal to an agreed upon applicable margin plus, at the Company’s option, either the Alternate Base Rate (defined as the greatest of (1) the Prime Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day, (2) the Federal Funds Effective Rate (as defined in the 2019 Amended Credit Agreement) in effect on such day plus 1/2 of 1.00% and (3) the Adjusted Term SOFR Rate (as defined in the 2019 Amended Credit Agreement) for one-month interest period as published two U.S. Government Securities Business Days prior to such day (or if such day is not a business day, the immediately preceding business day) plus 1.00%) or the Adjusted Term SOFR Rate. The applicable margin for borrowings under the 2019 Amended Credit Agreement is based on the Company’s most recently tested senior secured leverage ratio and will vary from (a) in the case of Term Benchmark loans, 1.25% to 2.00%, and (b) in the case of ABR loans or swingline loans, 0.25% to 1.00%. The Company pays a commitment fee ranging from 0.15% to 0.30% on the unused portion of the 2019 Amended Credit Agreement.

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

Debt covenants

The 2019 Amended Credit Agreement requires the Company to maintain a Senior Secured Leverage Ratio not greater than 3.00 to 1.00 as of the last day of each fiscal quarter. The Senior Secured Leverage Ratio is defined as the ratio of total indebtedness secured by a lien (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date. As of December 31, 2022, the Company was in compliance with its financial covenants.

Other

The Company has available overdraft and line of credit facilities in several countries in which it operates. These credit facilities are with various domestic and international banks and are at quoted market rates. As of December 31, 2022 and 2021, the Company had $3.1 million and $3.3 million, respectively, of availability under these facilities and there were no outstanding commitments.

8. Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease assets and operating lease obligations on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, other accrued expenses and current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

The Company’s operating leases consist of office facilities, office equipment and cars and the Company’s finance leases consist of office equipment and cars. The Company’s leases have remaining terms of less than one year to 15 years, some of which include one or more options to renew and some of which include options to terminate the leases within the next three years.

The components of lease cost were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$13,403	$13,754	$13,412

Finance lease cost:
Amortization of ROU assets	$266	$440	$634
Interest on lease liabilities	6	18	32
Total finance lease cost	$272	$458	$666

Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $11.7 million, $12.2 million and $12.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Supplemental balance sheet information related to lease liabilities was as follows:

	December 31,
(in thousands, except lease term and discount rate)	2022	2021
Operating leases:
Operating lease ROU assets	$33,601	$28,494

Current portion of operating lease liabilities	$10,396	$9,933
Operating lease liabilities, net of current portion	24,065	19,550
Total operating lease liabilities	$34,461	$29,483

Weighted average remaining lease term	3.4	3.8
Weighted average discount rate	3.8%	4.3%

Finance leases:
Property and equipment	$2,122	$2,532
Accumulated depreciation	(2,054)	(2,151)
Property and equipment, net	$68	$381

Other accrued expenses and current liabilities	$77	$195
Other long-term liabilities	15	146
Total finance lease liabilities	$92	$341

Weighted average remaining lease term	1.0	1.5
Weighted average discount rate	2.7%	2.9%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(12,949)	$(12,058)	$(11,875)
Operating cash flows from finance leases	$(6)	$(18)	$(32)
Financing cash flows from finance leases	$(242)	$(407)	$(456)

ROU assets obtained in exchange for lease obligations:
Operating leases	$12,455	$6,577	$11,713
Finance leases	—	$9	$118

Maturities of operating lease liabilities as of December 31, 2022, were as follows (in thousands):

Year ending December 31,
2023	$12,177
2024	8,832
2025	5,996
2026	4,696
2027	2,739
Thereafter	6,617
Total lease payments	41,057
Less: imputed interest	6,596
Total operating lease liabilities	$34,461

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of December 31, 2022, the estimated fair value of the 2027 Notes and 2024 Notes was $210.4 million and $91.2 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes see Note 7.

10. Stockholders’ equity

Preferred stock

As of December 31, 2022, the Company had authorized 45,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common stock

As of December 31, 2022, the Company had authorized 513,796,572 shares of Class A common stock, par value $0.0001, and 41,203,428 shares of Class B common stock, par value $0.0001. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

The holders of Class A and Class B common stock are entitled to dividends at the sole discretion of the Board of Directors. No common stock dividends were declared or paid in 2022, 2021, or 2020.

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

During the year ended December 31, 2022, under the Company's stock repurchase program, the Company repurchased 460,950 shares at an average price of $46.99 per share for a total cost of $21.7 million. As of December 31, 2022, $28.3 million of shares of Class A Common Stock remained available for repurchase under the program.

11. Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 1,158,260 stock options with an exercise price of $.000025 remain outstanding as of December 31, 2022. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2022	1,356,475	$0.000025	15.0
Exercised	(198,215)	$0.000025
Forfeited	—	$—
Outstanding and exercisable as of December 31, 2022	1,158,260	$0.000025	14.0	$52.7

The total intrinsic value of the NSO Plan stock options exercised during the years ended December 31, 2022, 2021 and 2020, was $11.0 million, $78.7 million and $43.1 million, respectively.

Incentive and nonqualified stock-based plan

Also, in 2001, the Company established the Incentive and Nonqualified Stock-based Plan (“ISO Plan”) which was authorized to issue nonqualified stock options and incentive stock options totaling 11,153,872 shares of Class A common stock. This plan was completed in 2020 and no options remained outstanding. The total intrinsic value of the ISO Plan stock options exercised during the year ended December 31, 2020 was $3.8 million.

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

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2022	543,889	$4.15	4.0
Granted	—	$—
Exercised	(168,515)	$3.74
Forfeited	(800)	$2.48
Outstanding and exercisable as of December 31, 2022	374,574	$4.34	3.4	$15.4

The total intrinsic value of the 2012 Plan stock options exercised during the years ended December 31, 2022, 2021 and 2020, was $8.5 million, $17.5 million and $13.9 million, respectively.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of January 1, 2022	1,281,411
Granted	476,476
Vested	(477,604)
Forfeited	(49,509)
Outstanding as of December 31, 2022	1,230,774

The weighted average grant date fair value of the RSUs was $56.65 and the RSUs generally vest in four equal annual installments. The fair value of RSUs that vested during the year ended December 31, 2022, was $27.2 million. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2022, was $56.0 million and is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of January 1, 2022	4,875,562	$51.02	8.8
Granted	2,855,812	$49.12
Exercised	(73,128)	$40.03
Forfeited	(166,755)	$54.69
Outstanding as of December 31, 2022	7,491,491	$50.39	8.5	$11.5
Exercisable as of December 31, 2022	2,162,645	$48.88	7.5	$5.8

The total intrinsic value of the 2017 Plan stock options exercised during the years ended December 31, 2022, 2021 and 2020, was $1.1 million, $0.7 million and $0.0 million, respectively.

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

The fair values of the Company’s stock options granted during the year ended December 31, 2022, 2021 and 2020, were estimated using the following assumptions:

	2022 grants	2021 grants	2020 grants
Weighted average grant date fair value per share	$44.63 - 64.79	$61.93 - 80.06	$29.22 - 57.72
Expected volatility	35%	35%	34 - 35%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	1.7% - 4.2%	1.1% - 1.2%	0.46 - 0.6%
Expected dividend yield	0%	0%	0%

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

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions. As of December 31, 2022, the Company had 3,014,960 shares of its common stock available for future issuances under the ESPP.

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

The Company issued 185,040 shares of common stock under the ESPP during the year ended December 31, 2022. As of December 31, 2022 and 2021, $4.0 million and $4.2 million, respectively, has been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. There were no issuances of common stock under the ESPP for the year ended December 31, 2021. The Company recognized $2.6 million and $1.2 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2022 and 2021, respectively.

Other

In connection with the acquisition of Polliwog in October 2019, per the Polliwog stock purchase agreement, 256,594 shares of the Company’s Class A Common Stock were issued to existing employees, subject to continuing employment. The shares were issued on the one-, two- and three-year anniversaries of the closing. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration.

The post combination expense to the Company as a result of the Polliwog business combination was approximately $8.7 million which was recognized on a straight-line basis over the employment period that was stipulated in the Polliwog stock purchase agreement. As of December 31, 2022, the service period was met, and all shares have been issued. Stock-based compensation expense includes $2.2 million, $2.9 million and $2.9 million expense related to these shares for the years ended December 31, 2022, 2021 and 2020, respectively.

In connection with the acquisition of World Programming in December 2021, per the World Programming stock purchase agreement, $29.5 million of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The dates on which the shares will be issuable and the number of shares issuable depend on continuing employment and certain aspects of legal proceedings in which World Programming and SAS Institute, Inc. are engaged. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration.

The estimated post combination expense to the Company as a result of the World Programming business combination was approximately $29.5 million which is recognized on an accelerated method over the employment period. As of December 31, 2022, the weighted average remaining service period is 2.0 years. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $17.6 million and $0.7 million for the years ended December 31, 2022 and 2021.

In connection with the acquisition of Powersim Inc. in March 2022, per the Powersim stock purchase agreement, 68,792 shares of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued in installments of 34,396 shares on the one- and two-year anniversaries of the closing, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was approximately $4.3 million is recognized on an accelerated method over the employment period. As of December 31, 2022, the weighted average remaining service period is 1.2 years. Stock-based compensation expense includes $2.7 million for the year ended December 31, 2022.

In connection with the acquisition of Concept Engineering in June 2022, per the Concept Engineering stock purchase agreement, 105,082 shares of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued in installments of 52,541 shares on the one- and two-year anniversaries of the closing, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination is to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was approximately $6.0 million and is recognized on an accelerated method over the employment period. As of December 31, 2022, the weighted average remaining service period is 1.4 years. Stock-based compensation expense includes $2.7 million for the year ended December 31, 2022.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Cost of revenue-software	$8,351	$5,619	$2,473
Research and development	36,250	16,561	8,372
Sales and marketing	30,370	15,044	6,423
General and administrative	9,816	7,325	4,087
Total stock-based compensation expense	$84,787	$44,549	$21,355

12. Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
U.S.	$(62,702)	$(27,850)	$(22,127)
Non-U.S.	34,489	27,562	24,159
	$(28,213)	$(288)	$2,032

The significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current
U.S. Federal	$—	$—	$—
Non-U.S.	18,759	9,781	23,197
U.S. State and Local	621	227	(315)
Total current	19,380	10,008	22,882
Deferred
U.S. Federal	23	26	(881)
Non-U.S.	(4,206)	(1,550)	(9,849)
U.S. State and Local	19	22	380
Total deferred	(4,164)	(1,502)	(10,350)
Income tax expense	$15,216	$8,506	$12,532

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate to income tax expense is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21%	21%	21%
Income taxes at U.S. federal statutory rate	$(5,925)	$(60)	$427
Foreign income taxes at rates other than the federal statutory rate	2,249	2,950	1,161
U.S. state and local income taxes, net of U.S. federal tax benefit	(5,976)	(4,826)	(4,892)
U.S. effect of changes in tax laws	—	—	4,946
U.S. effect of foreign operations	15,827	1,827	1,205
Change in valuation allowance	7,830	20,212	5,215
Foreign withholding taxes	6,738	(4,545)	5,236
U.S. foreign tax credit and deduction	(12,315)	(288)	(1,308)
Research and development tax credit	(326)	(784)	2,576
Stock-based compensation	8,649	(12,791)	(5,034)
Other	1,250	753	825
Uncertain tax positions	472	6,058	2,175
FDII deduction	(5,245)	—	—
Mark-to-market adjustment of contingent consideration	(1,502)	—	—
Repurchase of convertible senior notes	3,490	—	—
Income tax expense	$15,216	$8,506	$12,532

The Tax Cuts and Jobs Act, or the Tax Act, subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the years ended December 31, 2022 and 2021 due to a full valuation allowance on U.S. net deferred tax assets. In addition, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense. On July 23, 2020, the Department of Treasury published final regulations under the GILTI and Subpart F provisions of the Code regarding the treatment of income that is subject to a high rate of foreign tax (“high-tax exclusion”). These regulations, among other things, permit U.S. shareholders of foreign corporations to make an annual election for a controlled foreign corporation to exclude from subpart F income any item of income received by the controlled foreign corporation if that income is subject to an effective tax rate greater than 90% of the maximum U.S. corporate income tax rate of 21%. The Company has evaluated the impact of these regulations and made an election to avail the high-tax exclusion for tax years 2020 and 2021. For the 2022 tax year, the Company does not intend to make a high-tax exclusion election and has recorded the impact in its 2022 year-end tax provision.

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct research and development expenses and requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. For the 2022 tax year, the Company has capitalized $178.7 million of research and development expenses. This has resulted in an increase in the DTA associated with capitalized research and development by $39.5 million.

Deferred income tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. The approximate tax effect of each type of temporary difference, and operating losses and tax credit carryforwards that give rise to a significant portion of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Deferred revenue	$18,571	$12,217
Net operating loss carryforwards	64,091	87,144
Tax credit carryforwards	24,319	26,035
Stock-based compensation	8,312	5,011
Capitalized research and development	43,860	4,408
Lease obligation	8,810	8,518
Employee benefits	5,941	6,460
Other	5,931	3,866
Total gross deferred tax assets	179,835	153,659
Less: valuation allowances	(149,441)	(119,981)
Net deferred tax assets (1)	30,394	33,678
Deferred tax liabilities:
Property and equipment and intangibles	24,155	21,834
Deferred tax on investment in subsidiary	1,500	1,500
Lease right of use asset	8,578	8,283
Convertible debt, net of issuance costs	-	6,331
Other	3,209	2,624
Total deferred tax liabilities	37,442	40,572
Total net deferred tax (liabilities) assets	$(7,048)	$(6,894)

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

The following table summarizes the changes to the valuation allowance balance (in thousands):

	Year ended December 31,
	2022	2021	2020
Beginning balance	$119,981	$96,831	$84,356
Additions charged to expense	7,830	20,212	5,215
Other	21,630	2,938	7,260
Ending balance	$149,441	$119,981	$96,831

The change in valuation allowance in Other for 2022 of $21.6 million is primarily related to a $6.8 million increase from the adoption of ASU 2020-06 for convertible debt instruments, and a $13.1 million valuation allowance recorded on deferred tax assets established during purchase accounting from the RapidMiner acquisition. The change in valuation allowance in Other for 2021 of $2.9 million is primarily related to a valuation allowance recorded on deferred tax assets established during purchase accounting from the World Programming acquisition. The change in valuation allowance in Other for 2020 of $7.3 million is related to a valuation allowance recorded on deferred tax assets established during purchase accounting from the Univa acquisition.

The following table summarizes the amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2022 (in thousands):

	Expiration dates	Amounts
U.S. general business credits and loss carryforwards	2023-Indefinite	$65,755
Foreign general business credits and loss carryforwards	2023-Indefinite	19,428
U.S. foreign tax credits	2027	3,227
Total operating loss and tax credit carryforwards		$88,410

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits—January 1	$16,376	$8,310	$12,114
Additions for tax positions of current period	50	1,042	209
Additions for tax positions of prior periods	13,910	8,983	1,849
Reductions for tax positions of prior periods	(1,334)	(1,934)	(5,862)
Reductions due to statute of limitations	(25)	(25)	—
Unrecognized tax benefits—December 31	$28,977	$16,376	$8,310

As of December 31, 2022, the Company had $10.3 million of gross unrecognized tax benefits that if recognized would affect the effective tax rate. The Company expects a reduction over the next 12 months in the gross unrecognized tax benefits of approximately $0.2 million which if recognized would not impact the effective tax rate during 2023.

The Company operates globally but considers its more significant tax jurisdictions to include the United States, India, Germany, Japan, and China. India has tax years open for examination from 2010 through 2022. All other significant jurisdictions have open tax years from 2016 through 2022.

The Company records interest and penalties with respect to unrecognized tax benefits as a component of the provision for income taxes. For the years ended December 31, 2022, 2021, and 2020, accrued interest and penalties related to unrecognized tax benefits were approximately $1.0 million, $1.0 million, and $0.5 million, respectively.

13. Net loss per share

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

Basic net (loss) income per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, RSUs and ESPP shares. Diluted net (loss) income per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares. The treasury stock method is used to calculate the effect of dilutive securities, stock options, RSUs and ESPP shares and the if-converted method is used to calculate the effect of convertible instruments. The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts (in thousands, except per share data):

	Year ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(43,429)	$(8,794)	$(10,500)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	79,472	76,179	73,241
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(0.12)	$(0.14)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Stock options and ESPP	961	3,425	3,123
Convertible shares	4,958	1,555	—
Total shares excluded from calculation	5,919	4,980	3,123

Since the Company was in a net loss position for the years ended December 31, 2022, 2021 and 2020, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for those periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

14. Retirement benefits

The Company sponsors a 401(k)-profit sharing plan (the “Plan”) for all eligible U.S. employees. This Plan allows eligible employees to contribute up to 80% of their compensation to the Plan. The Company makes discretionary matching contributions to the Plan provided the employee is employed on the last day of the year. Such discretionary contributions vest ratably over five years of service. The Company’s contributions to the Plan were $1.6 million for each of the years ended December 31, 2022, 2021 and 2020.

The Company also participates in government-mandated retirement and/or termination indemnity plans, benefiting certain non-U.S. employees. Termination benefits are generally lump sum payments based upon an individual’s years of credited service and annual salary at retirement. These plans are generally unfunded, and employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The amount of net benefit cost recorded in the consolidated statements of operations for these plans was $2.5 million, $3.0 million and $2.7 million in 2022, 2021 and 2020, respectively. The amount of benefits paid under these plans was $0.7 million, $0.4 million and $0.5 million in 2022, 2021 and 2020, respectively. The accumulated benefit obligation, unlike the projected benefit obligation, does not reflect expected benefit increases from future salary levels, and was $10.1 million and $10.0 million as of December 31, 2022 and 2021, respectively, under these plans. The projected benefit obligation, net of plan assets, was $13.1 million and $15.7 million as of December 31, 2022 and 2021, respectively.

A summary of the components of the pension benefits obligation recorded in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2022	2021
Other long-term assets	$127	$—
Accrued compensation and benefits	957	650
Other long-term liabilities	12,273	15,086
	$13,103	$15,736

The estimated future benefit payments, which reflect expected future service that are expected to be paid for each of the next five years are as follows (in thousands):

Year ending
December 31, 2023	$1,018
December 31, 2024	$731
December 31, 2025	$792
December 31, 2026	$1,274
December 31, 2027	$1,219
Next five years	$5,627

15. Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2019	$(6,928)	$(2,600)	$(9,528)
Other comprehensive income (loss) before reclassification	7,782	(501)	7,281
Amounts reclassified from accumulated other comprehensive loss	—	(858)	(858)
Tax effects	—	308	308
Other comprehensive income (loss)	7,782	(1,051)	6,731
Balance as of December 31, 2020	854	(3,651)	(2,797)
Other comprehensive income (loss) before reclassification	(7,254)	198	(7,056)
Amounts reclassified from accumulated other comprehensive loss	—	1,199	1,199
Tax effects	—	(296)	(296)
Other comprehensive income (loss)	(7,254)	1,101	(6,153)
Balance as of December 31, 2021	(6,400)	(2,550)	(8,950)
Other comprehensive income (loss) before reclassification	(24,084)	87	(23,997)
Amounts reclassified from accumulated other comprehensive loss	—	3,253	3,253
Tax effects	—	(308)	(308)
Other comprehensive income (loss)	(24,084)	3,032	(21,052)
Balance as of December 31, 2022	$(30,484)	$482	$(30,002)

16. Commitments and contingencies

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

In 2018, SAS filed litigation in the United States District Court for the Eastern District of Texas asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas court entered judgment in favor of World Programming on the copyright claims. SAS appealed this judgment to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). Oral arguments were held before the Court of Appeals on January 13, 2022. A decision from the Court of Appeals is pending.

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

Commitments

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell or use the technology in the Company’s products. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees were $11.7 million, $10.9 million, and $10.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are reported in Cost of revenue—software.

Additionally, the Company has current contractual purchase obligations for services supporting business operations, including non-cancelable agreements. The future purchase obligations for these agreements are as follows (in thousands):

Year ending December 31,
2023	$23,570
2024	7,370
2025	5,152
2026	1,929
2027	300
Thereafter	—
Total	$38,321

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

The Software reportable segment derives revenue from the sale and lease of software licenses and cloud solutions in the areas of simulation, high-performance computing, and artificial intelligence to design and optimize high-performance, efficient, innovative and sustainable products and processes for improved business performance. The software services and software-related services component of this segment includes consulting, implementation services, training, and software-related services focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle. To a much lesser extent, the Software segment includes revenue from the sale of hardware products.

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

The following tables are in thousands:

Year ended December 31, 2022	Software	CES	All other	Total
Revenue	$537,169	$28,883	$6,169	$572,221
Adjusted EBITDA	$107,638	$2,576	$(1,614)	$108,600

Year ended December 31, 2021	Software	CES	All other	Total
Revenue	$485,569	$39,282	$7,328	$532,179
Adjusted EBITDA	$82,845	$4,723	$(2,315)	$85,253

Year ended December 31, 2020	Software	CES	All other	Total
Revenue	$418,165	$44,320	$7,436	$469,921
Adjusted EBITDA	$53,820	$5,129	$(1,661)	$57,288

	Year ended December 31,
	2022	2021	2020
Reconciliation of Adjusted EBITDA to GAAP (loss) income before income taxes:
Adjusted EBITDA	$108,600	$85,253	$57,288
Stock-based compensation expense	(84,787)	(44,549)	(21,355)
Interest expense	(4,377)	(12,065)	(11,598)
Depreciation and amortization	(35,504)	(25,644)	(23,806)
Restructuring expense	—	(5,053)	—
Special adjustments, interest income and other (1)	(12,145)	1,770	1,503
(Loss) income before income taxes	$(28,213)	$(288)	$2,032

(1)
The year ended December 31, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.8 million currency losses on acquisition-related intercompany loans, $7.2 million gains from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition and $4.1 million of interest income. The year ended December 31, 2021, includes $1.2 million currency gains on acquisition-related intercompany loans and the year ended December 31, 2020, includes $1.0 million of proceeds from settlements related to an historical acquisition and $0.6 million of severance expense.

Revenue is attributed to geographic areas based on the country of origin. The following table provides sales to external customers and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Revenue			Long-lived assets (1)
	Year ended December 31,			December 31,
	2022	2021	2020	2022	2021
United States	$274,635	$259,344	$233,611	$56,853	$54,559
Other countries	13,425	12,249	12,127	5,841	8,777
Total Americas	288,060	271,593	245,738	62,694	63,336
Germany	51,495	52,227	48,559	25,332	7,212
France	19,442	19,694	15,287	740	1,155
Other countries	69,769	52,264	49,403	39,405	48,474
Total Europe, Middle East and Africa	140,706	124,185	113,249	65,477	56,841
Japan	40,335	42,322	41,109	944	1,346
Other countries	103,120	94,079	69,825	5,585	7,112
Total Asia Pacific	143,455	136,401	110,934	6,529	8,458
Total	$572,221	$532,179	$469,921	$134,700	$128,635

(1)
Includes property and equipment, net and definite-lived intangible assets, net.

Concentrations of credit risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The risk with respect to trade receivables is partially mitigated by the diversity, both by geography and by industry, of the Company’s customer base. The Company’s accounts receivable is derived from sales to a large number of direct customers and resellers around the world. Sales to customers within the automotive industry accounted for approximately 29%, 33%, and 36% of the Company’s 2022, 2021 and 2020 revenue, respectively, with no other industry representing more than 10% of revenue. No individual customer accounted for 10% or more of revenue in the years ended December 31, 2022, 2021 or 2020.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 13, 2022, by and among the Company, RapidMiner, Inc., Rambler Merger Sub Inc., and the Shareholder Representative Services LLC	8-K	001-38263	2.1	9/13/2022

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock					X

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association).	8-K	001-38263	4.3	6/10/2019

4.5	Indenture, dated as of June 14, 2022, by and between Altair Engineering Inc. and U.S. Bank Trust Company, National Association as trustee	8-K	001-38263	4-1	6/15/2022

4.6	Form of 1.750% Convertible Senior Notes due 2027 (included in Exhibit 4.1 to the Indenture, dates as of June 14, 2022, by and between Altair Engineering Inc., and U.S. Bank Trust Company National Association as trustee)	8-K	001-38263	4.2	6/15/2022

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.14	First Amendment to the Registrant's 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K	001-38263	10.1	11/5/2018

10.15	Second Amendment to the Registrant's Third Amended and Restated Credit Agreement, dated as of June 5, 2019, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-38263	10.1	6/6/2019

10.16+	Form of 2020 Stock Option Award Agreement	8-K	001-38263	10.1	6/8/2020

10.17+	Altair Engineering Inc. 2021 Employee Stock Purchase Plan	DEF 14A	001-38263	Appendix B	4/9/2021

10.18+	Employment Letter dated December 6, 2020, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.2	5/6/2021

10.19+	Executive Severance Agreement dated January 26, 2021, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.3	5/6/2021

10.20+	Employment Transition and Separation Agreement dated January 15, 2021, by and between Altair Engineering Inc. and Howard Morof	10-Q	001-38263	10.4	5/6/2021

10.21+	Amended and Restated Executive Severance Agreement dated March 8, 2021, by and between Altair Engineering Inc. and James Scapa	10-Q	001-38263	10.5	5/6/2021

10.22+	Amended and Restated Executive Severance Agreement dated February 3, 2021, by and between Altair Engineering Inc. and Gilma Saravia	10-Q	001-38263	10.6	5/6/2021

10.23+	Amended and Restated Executive Severance Agreement dated February 22, 2021, by and between Altair Engineering Inc. and Amy Messano	10-Q	001-38263	10.7	5/6/2021

10.24+	Amended and Restated Executive Severance Agreement dated February 15, 2021, by and between Altair Engineering Inc. and Uwe Schramm	10-Q	001-38263	10.8	5/6/2021

10.25+	Amended and Restated Executive Severance Agreement dated January 31, 2021, by and between Altair Engineering Inc. and Brett Chouinard	10-Q	001-38263	10.9	5/6/2021

10.26+	Executive Severance Agreement, dated March 5, 2021, by and between Altair Engineering Inc., and Mahalingam Srikanth					X

10.27	Securities Purchase Agreement, dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.1	9/27/2021

10.28	Registration Rights Agreement dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.2	9/27/2021

10.29	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of World Programming Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.1	12/15/2021

10.30	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of December 2015 Software Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.2	12/15/2021

10.31+	Employment Separation and General Release Agreement, dated as of September 30, 2022, by and between Brett Chouinard and the Company	8-K	001-38263	10.1	10/3/2022

10.32+	Employment Separation and General Release Agreement, dated as of December 30, 2022, by and between Dr. Uwe Schramm and the Company	8-K	001-38263	10.1	1/4/2023

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

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

ALTAIR ENGINEERING INC.

Date: February 24, 2023	By:	/s/ James R. Scapa
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

Name	Title	Date

/s/ James R. Scapa James R. Scapa	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023

/s/ Matthew Brown Matthew Brown	Chief Financial Officer (Principal Financial Officer)	February 24, 2023

/s/ Brian Gayle Brian Gayle	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

/s/ Jim F. Anderson Jim F. Anderson	Director	February 24, 2023

/s/ Shekar Ayyar Shekar Ayyar	Director	February 24, 2023

/s/ Mary C. Boyce Mary C. Boyce	Director	February 24, 2023

/s/ Sandy Carter Sandy Carter	Director	February 24, 2023

/s/ Stephen Earhart Stephen Earhart	Director	February 24, 2023

/s/ Trace Harris Trace Harris	Director	February 24, 2023