Form 10-Q
period 2023-03-31
Altair Engineering Inc.
filed 2023-05-04
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On April 17, 2023, there were 53,414,224 shares of the registrant’s Class A common stock outstanding and 27,294,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,377	$316,146
Accounts receivable, net	130,636	170,279
Income tax receivable	11,226	11,259
Prepaid expenses and other current assets	28,363	29,142
Total current assets	548,602	526,826
Property and equipment, net	38,260	37,517
Operating lease right of use assets	33,297	33,601
Goodwill	451,170	449,048
Other intangible assets, net	101,586	107,609
Deferred tax assets	9,675	9,727
Other long-term assets	43,582	40,410
TOTAL ASSETS	$1,226,172	$1,204,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,014	$10,434
Accrued compensation and benefits	30,341	42,456
Current portion of operating lease liabilities	9,939	10,396
Other accrued expenses and current liabilities	58,673	56,371
Deferred revenue	114,423	113,081
2024 Convertible senior notes, net	81,004	—
Total current liabilities	300,394	232,738
2027 Convertible senior notes, net	225,039	305,604
Operating lease liabilities, net of current portion	23,989	24,065
Deferred revenue, non-current	27,520	31,379
Other long-term liabilities	42,325	41,216
TOTAL LIABILITIES	619,267	635,002
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 53,153 and 52,277 shares as of March 31, 2023, and December 31, 2022, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,505 and 27,745 shares as of March 31, 2023, and December 31, 2022	3	3
Additional paid-in capital	753,184	721,307
Accumulated deficit	(123,536)	(121,577)
Accumulated other comprehensive loss	(22,751)	(30,002)
TOTAL STOCKHOLDERS’ EQUITY	606,905	569,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,226,172	$1,204,738

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue
License	$112,409	$106,169
Maintenance and other services	37,234	34,728
Total software	149,643	140,897
Software related services	7,100	9,061
Total software and related services	156,743	149,958
Client engineering services	7,776	8,012
Other	1,515	1,811
Total revenue	166,034	159,781
Cost of revenue
License	4,824	4,687
Maintenance and other services	14,426	12,719
Total software	19,250	17,406
Software related services	5,616	6,035
Total software and related services	24,866	23,441
Client engineering services	6,624	6,641
Other	1,245	1,521
Total cost of revenue	32,735	31,603
Gross profit	133,299	128,178
Operating expenses:
Research and development	53,251	47,079
Sales and marketing	43,492	37,840
General and administrative	17,951	17,426
Amortization of intangible assets	7,814	5,903
Other operating expense (income), net	5,605	(781)
Total operating expenses	128,113	107,467
Operating income	5,186	20,711
Interest expense	1,526	585
Other (income) expense, net	(3,613)	2,068
Income before income taxes	7,273	18,058
Income tax expense	9,232	6,530
Net (loss) income	$(1,959)	$11,528
(Loss) income per share:
Net (loss) income per share attributable to common stockholders, basic	$(0.02)	$0.15
Net (loss) income per share attributable to common stockholders, diluted	$(0.02)	$0.13
Weighted average shares outstanding:
Weighted average number of shares used in computing net (loss) income per share, basic	80,191	79,462
Weighted average number of shares used in computing net (loss) income per share, diluted	80,191	87,261

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net (loss) income	$(1,959)	$11,528
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	7,232	(4,163)
Retirement related benefit plans (net of tax effect of $0 for all periods)	19	105
Total other comprehensive income (loss)	7,251	(4,058)
Comprehensive income	$5,292	$7,470

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2022	52,277	$5	27,745	$3	$721,307	$(121,577)	$(30,002)	$569,736
Net loss	—	—	—	—	—	(1,959)	—	(1,959)
Issuance of common stock for acquisitions	34	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(91)	—	—	—	(4,256)	—	—	(4,256)
Issuance of common stock for employee stock purchase program	92	—	—	—	3,648	—	—	3,648
Exercise of stock options	265	—	—	—	10,324	—	—	10,324
Vesting of restricted stock	336	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	240	—	(240)	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,161	—	—	22,161
Foreign currency translation, net of tax	—	—	—	—	—	—	7,232	7,232
Retirement related benefit plans, net of tax	—	—	—	—	—	—	19	19
Balance as of March 31, 2023	53,153	$5	27,505	$3	$753,184	$(123,536)	$(22,751)	$606,905

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net (loss) income	$(1,959)	$11,528
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,750	7,686
Stock-based compensation expense	22,161	18,614
Loss on mark-to-market adjustment of contingent consideration	7,006	—
Other, net	640	506
Changes in assets and liabilities:
Accounts receivable	39,872	21,735
Prepaid expenses and other current assets	1,981	(138)
Other long-term assets	(1,944)	2,139
Accounts payable	(5,362)	(302)
Accrued compensation and benefits	(12,283)	(6,896)
Other accrued expenses and current liabilities	2,015	(61,759)
Deferred revenue	(2,678)	12,673
Net cash provided by operating activities	59,199	5,786
INVESTING ACTIVITIES:
Capital expenditures	(1,727)	(2,190)
Payments for acquisition of businesses, net of cash acquired	—	(12,971)
Other investing activities, net	(1,405)	(343)
Net cash used in investing activities	(3,132)	(15,504)
FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	9,872	237
Payments for repurchase of common stock	(6,255)	—
Proceeds from employee stock purchase plan contributions	1,868	2,362
Other financing activities	(29)	(90)
Net cash provided by financing activities	5,456	2,509
Effect of exchange rate changes on cash, cash equivalents and restricted cash	379	(970)
Net increase (decrease) in cash, cash equivalents and restricted cash	61,902	(8,179)
Cash, cash equivalents and restricted cash at beginning of year	316,958	414,012
Cash, cash equivalents and restricted cash at end of period	$378,860	$405,833
Supplemental disclosure of cash flow:
Interest paid	$3	$1
Income taxes paid	$4,751	$3,187
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable, other current liabilities and other liabilities	$1,559	$772

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2022, included in the most recent Annual Report on Form 10-K filed with the SEC.

Change in Classification of Indirect Costs

Beginning in the first quarter of 2023, the Company refined its classification of certain indirect costs to reflect the way management is now reviewing the information in decision making and to improve comparability with peers. These indirect costs include certain IT, facilities, and depreciation expenses that were previously reported primarily in General and administrative expense. These indirect costs have now been reclassified to Research and development, Sales and marketing, and General and administrative expenses based on global headcount. Management believes this refined methodology better reflects the nature of the costs and financial performance of the Company.

As a result, the Company’s Consolidated Statements of Operations have been recast for prior periods presented to reflect the effects of the changes to Research and development, Sales and marketing, and General and administrative expense. There was no net impact to total operating expenses, income from operations, net income or net income per share for any periods presented. The consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows were not affected by changes in the presentation of these costs.

The following table summarizes the changes made to the consolidated statement of income for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	Previously Reported	Recast
Operating expenses:
Research and development	$43,094	$47,079
Sales and marketing	35,682	37,840
General and administrative	23,569	17,426
Amortization of intangible assets	5,903	5,903
Other operating income, net	(781)	(781)
Total operating expenses	$107,467	$107,467

Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, management evaluates its significant estimates including the stand alone selling price, or SSP, for each distinct performance obligation included in customer contracts with multiple performance obligations, valuation of acquired intangible assets in business combinations, the incremental borrowing rate used in the valuation of lease liabilities, the determination of the period of benefit for capitalized costs to obtain a contract, fair value of convertible senior notes, provision for credit loss, tax valuation allowances, liabilities for uncertain tax provisions, impairment of goodwill and intangible assets, useful lives of intangible assets, and stock-based compensation. Actual results could differ from those estimates.

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

2.
Recent accounting guidance

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Term licenses and other	$103,309	$94,045
Perpetual licenses	9,100	12,124
Maintenance	35,601	33,337
Professional software services	1,633	1,391
Software related services	7,100	9,061
Client engineering services	7,776	8,012
Other	1,515	1,811
Total revenue	$166,034	$159,781

The Company derived approximately 12.1% and 12.2% of its total revenue through indirect sales channels for the three months ended March 31, 2023 and 2022, respectively.

Costs to obtain a contract

As of March 31, 2023, and December 31, 2022, respectively, capitalized costs to obtain a contract were $4.3 million and $3.9 million recorded in Prepaid and other current assets and $0.3 million and $0.4 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.0 million and $2.1 million, respectively, for the three months ended March 31, 2023 and 2022. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of March 31, 2023, and December 31, 2022, respectively, contract assets were $8.4 million and $6.3 million included in Accounts receivable, and $2.4 million and $2.3 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $59.6 million of revenue recognized during the three months ended March 31, 2023, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $185.6 million and $148.7 million as of March 31, 2023 and 2022, respectively. Of the amount recorded as of March 31, 2023, the Company expects to recognize approximately 72% over the next 12 months and the remainder thereafter.

4.
Supplementary Information

Acquisitions

Three of the Company’s prior year acquisitions were finalized as of March 31, 2023. There were no changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

During the three months ended March 31, 2023, the Company recognized a $7.0 million loss from a mark-to-market adjustment of contingent consideration associated with a prior year acquisition. The loss was included in Other operating (expense) income, net in the consolidated statement of operations. There was no adjustment for the three months ended March 31, 2022.

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

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$378,377	$316,146
Restricted cash included in other long-term assets	483	812
Total cash, cash equivalents, and restricted cash	$378,860	$316,958

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Land	$7,994	$7,994
Building and improvements	17,917	16,995
Computer equipment and software	47,549	45,340
Furniture, equipment and other	12,781	13,335
Leasehold improvements	7,593	8,766
Right-of-use assets under finance leases	2,086	2,122
Total property and equipment	95,920	94,552
Less: accumulated depreciation and amortization	57,660	57,035
Property and equipment, net	$38,260	$37,517

Depreciation expense, including amortization of right-of-use assets under finance leases, was $1.9 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Obligations for acquisition of businesses	$20,630	$13,136
Income taxes payable	13,996	11,524
Accrued VAT	4,725	8,402
Accrued professional fees	2,925	3,637
Accrued royalties	2,324	2,593
Employee stock purchase plan obligations	2,189	3,969
Billings in excess of cost	1,766	1,874
Accrued interest	1,241	184
Non-income tax liabilities	1,237	2,465
Defined contribution plan liabilities	1,073	1,393
Other current liabilities	6,567	7,194
Total	$58,673	$56,371

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2023	2022
Deferred tax liabilities	$17,210	$16,775
Pension and other post retirement liabilities	12,894	12,273
Other long-term liabilities	12,221	12,168
Total	$42,325	$41,216

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Foreign exchange (gain) loss	$(728)	$1,913
Other (income) expense, net	(2,885)	155
Other (income) expense, net	$(3,613)	$2,068

5.
Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of December 31, 2022	$449,048
Effects of foreign currency translation	2,122
Balance as of March 31, 2023	$451,170

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$137,439	$73,349	$64,090
Customer relationships	7-10 years	57,452	31,443	26,009
Other intangibles	4-10 years	1,451	363	1,088
Total definite-lived intangible assets		196,342	105,155	91,187
Indefinite-lived intangible assets:
Trade names		10,399		10,399
Total other intangible assets		$206,741	$105,155	$101,586

	December 31, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$135,703	$67,665	$68,038
Customer relationships	7-10 years	57,143	29,148	27,995
Other intangibles	4-10 years	1,448	298	1,150
Total definite-lived intangible assets		194,294	97,111	97,183
Indefinite-lived intangible assets:
Trade names		10,426		10,426
Total other intangible assets		$204,720	$97,111	$107,609

Amortization expense related to intangible assets was $7.8 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.

6.
Debt

Convertible senior notes

2027 Notes

In June 2022, the Company issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027 (the "2027 Notes"), which includes the initial purchaser’s exercise in full of its option to purchase an additional $30.0 million principal amount of the 2027 Notes, in a private offering. The net proceeds from the issuance of the 2027 Notes was $224.3 million after deducting discounts, commissions and estimated issuance costs. The 2027 Notes bear interest at a rate of 1.750% per year, payable semi-annually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2022. The 2027 Notes mature on June 15, 2027, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms. The 2027 Notes have an initial conversion rate of 13.9505 shares of the Company's Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $71.68 per share of its Class A common stock. Refer to the Company’s consolidated financial statements for the year ended December 31, 2022, for details of the issuance of the 2027 Notes.

The Company may settle the 2027 Notes in cash, shares of Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

During the period ended March 31, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes remained classified as long-term debt on the consolidated balance sheet as of March 31, 2023.

2024 Notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "2024 Notes" and together with the 2027 Notes, the “Convertible Notes”), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the 2024 Notes, in a public offering. The net proceeds from the issuance of the 2024 Notes were $221.9 million after deducting the underwriting discounts and commissions and estimated issuance costs. The 2024 Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms. The 2024 Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. Refer to the Company’s consolidated financial statements for the year ended December 31, 2022, for details of the issuance of the 2024 Notes.

During the year ended December 31, 2022, using proceeds from the issuance of the 2027 Notes, the Company entered into separate privately negotiated transactions with certain holders of the 2024 Notes to repurchase and retire $148.2 million aggregate principal amount of the 2024 Notes for an aggregate amount of $192.4 million of cash including accrued and unpaid interest.

As of March 31, 2023, $81.8 million principal amount of the 2024 Notes remained outstanding. The Company may settle the 2024 Notes in cash, shares of Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture for the 2024 Notes.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended March 31, 2023, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the 2024 Notes. As a result, the 2024 Notes were convertible at the option of the holders and were classified as current liabilities on the consolidated balance sheet as of March 31, 2023.

The net carrying value of the liability component of the 2027 and 2024 Notes was as follows (in thousands):

	March 31, 2023		December 31, 2022
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,754	$230,000	$81,754
Less: unamortized debt issuance costs	4,961	750	5,247	903
Net carrying amount	$225,039	$81,004	$224,753	$80,851

The interest expense recognized related to the 2027 and 2024 Notes was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$1,061	$144
Amortization of debt issuance costs and discount	464	412
Total	$1,525	$556

As of March 31, 2023, the “if converted value” of the 2027 Notes exceeded the principal amount by $1.4 million, and the “if converted value” of the 2024 Notes exceeded the principal amount by $45.0 million.

Credit agreement

Revolving credit facility

The Company has a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”).

As of March 31, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $200.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of March 31, 2023, the estimated fair value of the 2027 Notes and 2024 Notes was $269.0 million and $127.2 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2022	1,230,774
Granted	317,713
Vested	(336,535)
Forfeited	(6,365)
Outstanding as of March 31, 2023	1,205,587

The weighted average grant date fair value of the RSUs was $65.12 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of March 31, 2023, totaled $86.9 million, and is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2022	7,491,491	$50.39	8.5	$11.5
Granted	902,355	$65.19
Exercised	(229,359)	$45.06
Forfeited	(16,642)	$58.35
Outstanding as of March 31, 2023	8,147,845	$52.17	8.5	$167.6
Exercisable as of March 31, 2023	2,070,222	$49.86	7.6	$47.3

The total intrinsic value of the 2017 Plan stock options exercised during the three months ended March 31, 2023, was $4.6 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. As of March 31, 2023, the Company had 2,922,942 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company issued 92,018 shares of common stock under the ESPP during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, respectively, $2.2 million and $4.0 million had been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. The Company recognized $0.6 million and $0.7 million of stock-based compensation expense related to the ESPP for the three months ended March 31, 2023 and 2022, respectively.

Stock-based compensation expense

Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue – software	$2,752	$1,903
Research and development	8,743	7,358
Sales and marketing	7,591	7,035
General and administrative	3,075	2,318
Total stock-based compensation expense	$22,161	$18,614

9.
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

The Company applies the if-converted method for convertible instruments when calculating diluted earnings per share. Under the if-converted method, shares related to convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period.

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net (loss) income per share amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(1,959)	$11,528
Interest expense related to Convertible Notes, net of tax	—	144
Numerator for diluted (loss) income per share	$(1,959)	$11,672
Denominator:
Denominator for basic (loss) income per share— weighted average shares	80,191	79,462
Effect of dilutive securities, stock options, RSUs and ESPP shares	—	7,799
Denominator for dilutive (loss) income per share	80,191	87,261
Net (loss) income per share attributable to common stockholders, basic	$(0.02)	$0.15
Net (loss) income per share attributable to common stockholders, diluted	$(0.02)	$0.13

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options and ESPP shares	2,883	—
Convertible shares	4,967	—
Total shares excluded from calculation	7,850	—

10.
Income taxes

The Company’s income tax expense and effective tax rate for the three months ended March 31, 2023 and 2022, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Income tax expense	$9,232	$6,530
Effective tax rate	127%	36%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The increase in the effective tax rate for the three months ended March 31, 2023 is primarily due to a change to Internal Revenue Code (“IRC”) Section 174 which became effective for tax years beginning on or after January 1, 2022. Under the new rules, the Company is required to capitalize and amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. for U.S. tax purposes. The capitalization of research and development expenses resulted in an increase to the Company’s taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in the Company’s FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to the Company’s valuation allowance position in the U.S. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022, also includes net discrete expense of $5.7 million and $1.8 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

11.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2022	$(30,484)	$482	$(30,002)
Other comprehensive income before reclassification	7,232	—	7,232
Amounts reclassified from accumulated other comprehensive income	—	19	19
Tax effects	—	—	—
Other comprehensive income	7,232	19	7,251
Balance as of March 31, 2023	$(23,252)	$501	$(22,751)

12.
Commitments and contingencies

World Programming

The Company acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021.

In 2018, SAS Institute, Inc. (“SAS”) filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022. On April 6, 2023, the Court of Appeals issued its decision in favor of World Programing by affirming the Texas Court’s dismissal of SAS’s copyright claims. As of the date of this report, the period in which SAS is eligible to file a notice of appeal of the Court of Appeals’ decision has not expired.

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

The following tables are in thousands:

Three months ended March 31, 2023	Software	CES	All other	Total
Revenue	$156,743	$7,776	$1,515	$166,034
Adjusted EBITDA	$42,772	$409	$(126)	$43,055

Three months ended March 31, 2022	Software	CES	All other	Total
Revenue	$149,958	$8,012	$1,811	$159,781
Adjusted EBITDA	$46,184	$798	$(392)	$46,590

	Three Months Ended March 31,
	2023	2022
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$43,055	$46,590
Stock-based compensation expense	(22,161)	(18,614)
Interest expense	(1,526)	(585)
Depreciation and amortization	(9,750)	(7,686)
Special adjustments, interest income and other (1)	(2,345)	(1,647)
Income before income taxes	$7,273	$18,058

(1)
The three months ended March 31, 2023, includes a $7.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $2.9 million of interest income, and $1.8 million currency gains on acquisition-related intercompany loans. The three months ended March 31, 2022, includes $1.5 million currency losses on acquisition-related intercompany loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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
•
our susceptibility to factors affecting the automotive, aerospace and banking, financial services, and insurance industries where we derive a substantial portion of our revenues;
•
the accuracy of our estimates regarding expenses and capital requirements;
•
our susceptibility to foreign currency risks that arise because of our substantial international operations;
•
the significant quarterly fluctuations of our results; and
•
the uncertain effect of cyberattacks, data security incidents, COVID-19 or other future pandemics or events on our business, operating results, and financial condition, including disruption to our customers, our employees, the global economy, and financial markets.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 24, 2023, and other information appearing elsewhere in our Annual Report on Form 10-K, this report on Form 10-Q and our other filings with the SEC.

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

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, including in connection with our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To identify changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis. For the remainder of our current fiscal year, we anticipate that our revenues and profit may be impacted by changes in foreign currency rates.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Increase / (decrease)
(in thousands)	2023	2022	%
Revenue:
Software	$149,643	$140,897	6%
Software related services	7,100	9,061	(22%)
Total software and related services	156,743	149,958	5%
Client engineering services	7,776	8,012	(3%)
Other	1,515	1,811	(16%)
Total revenue	166,034	159,781	4%
Cost of revenue:
Software	19,250	17,406	11%
Software related services	5,616	6,035	(7%)
Total software and related services	24,866	23,441	6%
Client engineering services	6,624	6,641	(0%)
Other	1,245	1,521	(18%)
Total cost of revenue	32,735	31,603	4%
Gross profit	133,299	128,178	4%
Operating expenses:
Research and development	53,251	47,079	13%
Sales and marketing	43,492	37,840	15%
General and administrative	17,951	17,426	3%
Amortization of intangible assets	7,814	5,903	32%
Other operating expense (income), net	5,605	(781)	NM
Total operating expenses	128,113	107,467	19%
Operating income	5,186	20,711	(75%)
Interest expense	1,526	585	161%
Other (income) expense, net	(3,613)	2,068	NM
Income before income taxes	7,273	18,058	(60%)
Income tax expense	9,232	6,530	41%
Net (loss) income	$(1,959)	$11,528	NM
Other financial information:
Billings(1)	$163,517	$171,337	(5%)
Adjusted EBITDA(2)	$43,055	$46,590	(8%)
Net cash provided by operating activities	$59,199	$5,786	NM
Free cash flow(3)	$57,472	$3,596	NM

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

Change in Classification of Indirect Costs

As indicated in Note 1. to the Consolidated Financial Statements, beginning in the first quarter of 2023, we refined the classification of certain indirect costs to reflect the way we are now reviewing the information in decision making and to improve comparability with peers. These indirect costs include certain IT, facilities, and depreciation expenses that were previously reported primarily in General and administrative expense. These indirect costs have now been reclassified to Research and development, Sales and marketing, and General and administrative expenses based on global headcount. We believe this refined methodology better reflects the nature of the costs and financial performance of the Company.

As a result, the Consolidated Statements of Operations have been recast for prior periods presented to reflect the effects of the changes to Research and development, Sales and marketing, and General and administrative expense. There was no net impact to total operating expenses, income from operations, net income or net income per share for any periods presented. The consolidated balance sheets, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and the consolidated statements of cash flows were not affected by changes in the presentation of these costs.

Three months ended March 31, 2023 and 2022

Revenue

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Software revenue	$149,643	$140,897	$8,746	6%
As a percent of software segment revenue	95%	94%
As a percent of consolidated revenue	90%	88%

Software revenue increased 6%, or 10% in constant currency, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was driven by growth in software license revenue primarily by increases in new and expansion business in the automotive and aerospace verticals, as well as retention in our renewal base.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Software related services revenue	$7,100	$9,061	$(1,961)	(22%)
As a percent of software segment revenue	5%	6%
As a percent of consolidated revenue	4%	6%

Software related services revenue decreased 22% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease was the result of lower customer demand for these services.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Client engineering services revenue	$7,776	$8,012	$(236)	(3%)
As a percent of consolidated revenue	5%	5%

CES revenue decreased 3% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This decrease was the result of fluctuations in customer demand for these services and reduced CES staff working hours.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Other revenue	$1,515	$1,811	$(296)	(16%)
As a percent of consolidated revenue	1%	1%

The 16% decrease in other revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was due to reduced sales by toggled, our LED lighting business.

Cost of revenue

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software revenue	$19,250	$17,406	$1,844	11%
As a percent of software revenue	13%	12%
As a percent of consolidated revenue	12%	11%

Cost of software revenue increased $1.8 million, or 11%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Stock-based compensation expense increased $0.8 million, employee compensation and related expense increased $0.3 million, hardware costs increased $0.3 million, and travel costs increased $0.2 million for the three months ended March 31, 2023.

Software related services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software related services revenue	$5,616	$6,035	$(419)	(7%)
As a percent of software related services revenue	79%	67%
As a percent of consolidated revenue	3%	4%

Cost of software related services revenue decreased $0.4 million, or 7%, for three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease is due to a decrease in employee-related expense, partially offset by an increase in facilities costs.

Client engineering services

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of client engineering services revenue	$6,624	$6,641	$(17)	(0%)
As a percent of client engineering services revenue	85%	83%
As a percent of consolidated revenue	4%	4%

Cost of CES revenue remained consistent for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of other revenue	$1,245	$1,521	$(276)	(18%)
As a percent of other revenue	82%	84%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 18% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, consistent with the decrease in other revenue.

Gross profit

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Gross profit	$133,299	$128,178	$5,121	4%
As a percent of consolidated revenue	80%	80%

Gross profit increased by $5.1 million, or 4%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Research and development	$53,251	$47,079	$6,172	13%
As a percent of consolidated revenue	32%	29%

Research and development expenses increased by $6.2 million, or 13%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Employee compensation and related expense increased $3.8 million, primarily due to increased headcount as a result of acquisitions, stock-based compensation expense increased $1.4 million, facilities costs increased $0.3 million, cloud hosting and software maintenance increased $0.2 million, and travel costs increased $0.2 million for the three months ended March 31, 2023.

Sales and marketing

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Sales and marketing	$43,492	$37,840	$5,652	15%
As a percent of consolidated revenue	26%	24%

Sales and marketing expenses increased by $5.7 million, or 15%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Employee compensation and related expense increased $2.9 million, primarily due to increased headcount as a result of acquisitions, advertising and trade show related expenses increased $1.0 million, stock-based compensation expense increased $0.6 million, travel costs increased $0.6 million, cloud hosting and software maintenance increased $0.3 million, and non-income tax increased $0.3 million for the three months ended March 31, 2023.

General and administrative

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
General and administrative	$17,951	$17,426	$525	3%
As a percent of consolidated revenue	11%	11%

General and administrative expenses increased by $0.5 million, or 3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Stock-based compensation expense increased $0.8 million, and cloud hosting and software maintenance expense increased $0.7 million for the three months ended March 31, 2023. These increases were partially offset by a decrease in professional fees of $0.9 million.

Amortization of intangible assets

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Amortization of intangible assets	$7,814	$5,903	$1,911	32%
As a percent of consolidated revenue	5%	4%

Amortization of intangible assets increased by $1.9 million, or 32%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Amortization of intangible assets increased primarily as a result of recent acquisitions.

Other operating expense (income), net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Other operating expense (income), net	$5,605	$(781)	$6,386	NM
As a percent of consolidated revenue	3%	(0%)

Other operating expense (income), net increased $6.4 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a $7.0 million loss recognized on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. This loss was partially offset by a $0.8 million increase in grant income for the three months ended March 31, 2023.

Interest expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Interest expense	$1,526	$585	$941	161%
As a percent of consolidated revenue	1%	0%

Interest expense increased $0.9 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. Interest expense increased as a result of the interest costs on the 2027 Notes which were issued in June 2022.

Other (income) expense, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Other (income) expense, net	$(3,613)	$2,068	$5,681	NM
As a percent of consolidated revenue	(2%)	1%

Other (income) expense, net increased by $5.7 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. We recognized an increase of $2.6 million in net foreign currency gains and $3.0 million increase in interest income for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Income tax expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Income tax expense	$9,232	$6,530	$2,702	41%

The effective tax rate was 127% and 36% for the three months ended March 31, 2023 and 2022 respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The increase in our effective tax rate for the three months ended March 31, 2023 is primarily due to a change to Internal Revenue Code (“IRC”) Section 174 which became effective for tax years beginning on or after January 1, 2022. Under the new rules, we are required to capitalize and amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. for U.S. tax purposes. The capitalization of research and development expenses resulted in an increase to our taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in our FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to our valuation allowance position in the U.S. Our effective tax rate for the three months ended March 31, 2023 and 2022, also includes net discrete expense of $5.7 million and $1.8 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net (loss) income

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2023	2022	$	%
Net (loss) income	$(1,959)	$11,528	$(13,487)	NM

Net loss was $2.0 million for the three months ended March 31, 2023, compared to net income of $11.5 million for the three months ended March 31, 2022. The net loss was largely attributable to the increase in operating expenses and income tax expense, partially offset by the increase in software revenue, foreign currency gains, and interest income, as described above.

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Other financial data:
Billings	$163,517	$171,337
Adjusted EBITDA	$43,055	$46,590
Free Cash Flow	$57,472	$3,596

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net (loss) income to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$166,034	$159,781
Ending deferred revenue	141,943	118,403
Beginning deferred revenue	(144,460)	(106,032)
Deferred revenue acquired	—	(815)
Billings	$163,517	$171,337

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2023	2022
Net (loss) income	$(1,959)	$11,528
Income tax expense	9,232	6,530
Stock-based compensation expense	22,161	18,614
Interest expense	1,526	585
Depreciation and amortization	9,750	7,686
Special adjustments, interest income and other (1)	2,345	1,647
Adjusted EBITDA	$43,055	$46,590

(1)
The three months ended March 31, 2023, includes a $7.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $2.9 million of interest income, and $1.8 million currency gains on acquisition-related intercompany loans. The three months ended March 31, 2022, includes $1.5 million currency losses on acquisition-related intercompany loans.

Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities (1)	$59,199	$5,786
Capital expenditures	(1,727)	(2,190)
Free cash flow (1)	$57,472	$3,596

(1)
The three months ended March 31, 2022, includes $65.9 million payment for a damages judgement assumed as part of an acquisition in December 2021.

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

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the three months ended March 31, 2023 and 2022, our recurring software license rate was 95% and 93%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of March 31, 2023, our principal sources of liquidity were $378.4 million in cash and cash equivalents and $200.0 million availability on our credit facility. We have outstanding debt in the form of our 2027 and 2024 convertible notes (“Convertible Notes”) with a $311.8 million principal amount as of March 31, 2023.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended March 31, 2023, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the 2024 Notes. As a result, the 2024 Notes were convertible at the option of the holders and were classified as current liabilities on the consolidated balance sheet as of March 31, 2023.

During the period ended March 31, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of March 31, 2023.

We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

During the period ended March 31, 2023, under our stock repurchase program, we repurchased and retired 91,273 shares of our Class A Common Stock at an average price of $46.63 per share for a total cost of approximately $4.3 million. As of March 31, 2023, approximately $24.1 million remained available for repurchase under the program.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions or strategic transactions.

Our existing cash and cash equivalents may fluctuate during fiscal 2023 due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however our customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

We believe that our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements for the next twelve months. We also believe that our financial resources, along with managing discretionary expenses, will allow us to manage our business operations for the foreseeable future and withstand economic uncertainty, which could include reductions in revenue and delays in payments from customers and partners. We will continue to evaluate our financial position as developments evolve.

Revolving credit facility

We have a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”). As of March 31, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of March 31, 2023, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Cash flows

As of March 31, 2023, we had cash and cash equivalents of $378.4 million available for working capital purposes, acquisitions, and capital expenditures; $286.2 million of this amount was held in the United States and $88.1 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$59,199	$5,786
Net cash used in investing activities	(3,132)	(15,504)
Net cash provided by financing activities	5,456	2,509
Effect of exchange rate changes on cash, cash equivalents and restricted cash	379	(970)
Net increase (decrease) in cash, cash equivalents and restricted cash	$61,902	$(8,179)

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2023, was $59.2 million, which reflects an increase of $53.4 million compared to the three months ended March 31, 2022. This increase was the result of a $65.9 million payment in the prior year on an existing legal judgment against World Programming, partially offset by changes to our working capital position for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2023, was $3.1 million, which reflects a decrease of $12.4 million compared to the three months ended March 31, 2022. For the three months ended March 31, 2022, we paid $13.0 million related to business acquisitions.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2023, was $5.5 million, which reflects an increase of $2.9 million compared to the three months ended March 31, 2022. For the three months ended March 31, 2023, we received proceeds of $9.9 million from the exercise of common stock options and made payments of $6.3 million for the repurchase of our Class A common stock.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.4 million for the three months ended March 31, 2023, compared to an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $1.0 million for the three months ended March 31, 2022.

Commitments

There were no material changes in our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027. In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 of which $81.8 million aggregate principal amount remains outstanding as of March 31, 2023. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of March 31, 2023, we had cash, cash equivalents and restricted cash of $378.4 million, consisting primarily of bank deposits and money market funds. As of March 31, 2023, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

World Programming

We acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021.

In 2018, SAS Institute, Inc. (“SAS”) filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022. On April 6, 2023, the Court of Appeals issued its decision in favor of World Programing by affirming the Texas Court’s dismissal of SAS’s copyright claims. As of the date of this report, the period in which SAS is eligible to file a notice of appeal of the Court of Appeals’ decision has not expired.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITMetrics

On March 31, 2023, in connection with our asset purchase agreement with ITMetrics Ltd (“ITMetrics”), we agreed to issue to the stockholders of ITMetrics an aggregate of 6,934 shares of the Company’s Class A Common Stock, par value $0.0001 per share, with 3,467 shares issuable on each of September 30, 2023 and March 31, 2024, subject to potential reduction in certain circumstances. All shares are subject to customary securities law restrictions on transferability. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. ITMetrics existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

Purchases of Equity Securities by the Issuer

In February 2022, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to $50.0 million of our outstanding Class A Common Stock. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. We are not obligated to repurchase any dollar amount or number of shares, and the stock repurchase program may be suspended or terminated at any time. All shares repurchased under the stock repurchase program are retired.

The following table presents information regarding our purchases of Class A Common Stock during the quarter ended March 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs
January 1, 2023 through January 31, 2023	91,273	$46.63	91,273	$24,085,622
February 1, 2023 through February 28, 2023	—	$—	—	$24,085,622
March 1, 2023 through March 31, 2023	—	$—	—	$24,085,622
Total	91,273	$46.63	91,273	$24,085,622
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

ALTAIR ENGINEERING INC.

Date: May 4, 2023	By:	/s/ James R. Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)

Date: May 4, 2023
	By:	/s/ Brian Gayle
Brian Gayle
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)