Form 10-Q
period 2023-06-30
Altair Engineering Inc.
filed 2023-08-03
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On July 17, 2023, there were 54,072,791 shares of the registrant’s Class A common stock outstanding and 27,164,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418,338	$316,146
Accounts receivable, net	124,260	170,279
Income tax receivable	14,505	11,259
Prepaid expenses and other current assets	29,678	29,142
Total current assets	586,781	526,826
Property and equipment, net	39,107	37,517
Operating lease right of use assets	30,284	33,601
Goodwill	453,093	449,048
Other intangible assets, net	94,642	107,609
Deferred tax assets	8,183	9,727
Other long-term assets	43,717	40,410
TOTAL ASSETS	$1,255,807	$1,204,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,682	$10,434
Accrued compensation and benefits	35,951	42,456
Current portion of operating lease liabilities	9,557	10,396
Other accrued expenses and current liabilities	66,044	56,371
Deferred revenue	121,853	113,081
Current portion of convertible senior notes, net	81,161	—
Total current liabilities	319,248	232,738
Convertible senior notes, net	225,320	305,604
Operating lease liabilities, net of current portion	21,337	24,065
Deferred revenue, non-current	26,694	31,379
Other long-term liabilities	42,993	41,216
TOTAL LIABILITIES	635,592	635,002
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 53,951 and 52,277 shares as of June 30, 2023, and December 31, 2022, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,175 and 27,745 shares as of June 30, 2023, and December 31, 2022	3	3
Additional paid-in capital	790,184	721,307
Accumulated deficit	(145,816)	(121,577)
Accumulated other comprehensive loss	(24,161)	(30,002)
TOTAL STOCKHOLDERS’ EQUITY	620,215	569,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,255,807	$1,204,738

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue
License	$87,738	$82,688	$200,147	$188,857
Maintenance and other services	37,583	34,205	74,817	68,933
Total software	125,321	116,893	274,964	257,790
Software related services	6,664	7,376	13,764	16,437
Total software and related services	131,985	124,269	288,728	274,227
Client engineering services	8,034	7,047	15,810	15,059
Other	1,142	1,340	2,657	3,151
Total revenue	141,161	132,656	307,195	292,437
Cost of revenue
License	3,981	4,120	8,805	8,807
Maintenance and other services	13,639	12,884	28,065	25,603
Total software	17,620	17,004	36,870	34,410
Software related services	5,308	5,464	10,924	11,499
Total software and related services	22,928	22,468	47,794	45,909
Client engineering services	6,767	5,914	13,391	12,555
Other	1,102	1,141	2,347	2,662
Total cost of revenue	30,797	29,523	63,532	61,126
Gross profit	110,364	103,133	243,663	231,311
Operating expenses:
Research and development	55,277	50,437	108,528	97,516
Sales and marketing	44,982	41,153	88,474	78,993
General and administrative	18,622	18,370	36,573	35,796
Amortization of intangible assets	7,625	6,208	15,439	12,111
Other operating expense (income), net	127	(5,767)	5,732	(6,548)
Total operating expenses	126,633	110,401	254,746	217,868
Operating (loss) income	(16,269)	(7,268)	(11,083)	13,443
Interest expense	1,528	700	3,054	1,285
Other (income) expense, net	(4,195)	21,907	(7,808)	23,975
Loss before income taxes	(13,602)	(29,875)	(6,329)	(11,817)
Income tax expense	8,678	3,899	17,910	10,429
Net loss	$(22,280)	$(33,774)	$(24,239)	$(22,246)
Loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.43)	$(0.30)	$(0.28)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic and diluted	79,986	78,948	80,088	79,204

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(22,280)	$(33,774)	$(24,239)	$(22,246)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(1,340)	(15,949)	5,892	(20,112)
Retirement related benefit plans (net of tax effect of $(79), $7, $(79) and $7, respectively)	(70)	177	(51)	282
Total other comprehensive (loss) income	(1,410)	(15,772)	5,841	(19,830)
Comprehensive loss	$(23,690)	$(49,546)	$(18,398)	$(42,076)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2022	52,277	$5	27,745	$3	$721,307	$(121,577)	$(30,002)	$569,736
Net loss	—	—	—	—	—	(1,959)	—	(1,959)
Issuance of common stock for acquisitions	34	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(91)	—	—	—	(4,256)	—	—	(4,256)
Issuance of common stock for employee stock purchase program	92	—	—	—	3,648	—	—	3,648
Exercise of stock options	265	—	—	—	10,324	—	—	10,324
Vesting of restricted stock	336	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	240	—	(240)	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,161	—	—	22,161
Foreign currency translation, net of tax	—	—	—	—	—	—	7,232	7,232
Retirement related benefit plans, net of tax	—	—	—	—	—	—	19	19
Balance as of March 31, 2023	53,153	5	27,505	3	753,184	(123,536)	(22,751)	606,905
Net loss	—	—	—	—	—	(22,280)	—	(22,280)
Exercise of stock options	382	—	—	—	13,264	—	—	13,264
Vesting of restricted stock	86	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	330	—	(330)	—	—	—	—	—
Stock-based compensation	—	—	—	—	23,736	—	—	23,736
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,340)	(1,340)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(70)	(70)
Balance as of June 30, 2023	53,951	$5	27,175	$3	$790,184	$(145,816)	$(24,161)	$620,215

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net loss	$(24,239)	$(22,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,488	15,819
Stock-based compensation expense	45,897	39,814
Amortization of debt issuance costs	930	829
Deferred income taxes	2,015	(64)
Loss (gain) on mark-to-market adjustment of contingent consideration	7,987	(5,304)
Expense on repurchase of convertible senior notes	—	16,621
Other, net	405	229
Changes in assets and liabilities:
Accounts receivable, net	45,077	29,270
Prepaid expenses and other current assets	(3,166)	2,056
Other long-term assets	(2,516)	4,397
Accounts payable	(5,529)	(2,070)
Accrued compensation and benefits	(6,591)	(9,742)
Other accrued expenses and current liabilities	4,857	(61,648)
Deferred revenue	4,614	10,080
Net cash provided by operating activities	89,229	18,041
INVESTING ACTIVITIES:
Capital expenditures	(6,184)	(3,457)
Payments for acquisition of businesses, net of cash acquired	(721)	(37,660)
Other investing activities, net	(1,452)	(322)
Net cash used in investing activities	(8,357)	(41,439)
FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	23,507	1,689
Payments for repurchase and retirement of common stock	(6,255)	(4,387)
Proceeds from employee stock purchase plan contributions	3,797	4,431
Proceeds from issuance of convertible senior notes, net of discounts and commissions	—	224,265
Repurchase of convertible senior notes	—	(192,792)
Payments of debt issuance costs	—	(1,157)
Other financing activities	(48)	(131)
Net cash provided by financing activities	21,001	31,918
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	(6,226)
Net increase in cash, cash equivalents and restricted cash	101,829	2,294
Cash, cash equivalents and restricted cash at beginning of year	316,958	414,012
Cash, cash equivalents and restricted cash at end of period	$418,787	$416,306
Supplemental disclosure of cash flow:
Interest paid	$2,121	$289
Income taxes paid	$8,901	$4,891
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable, other current liabilities and other liabilities	$427	$1,530

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

The following table summarizes the changes made to the consolidated statement of operations for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Previously Reported	Recast	Previously Reported	Recast
Operating expenses:
Research and development	$46,477	$50,437	$89,571	$97,516
Sales and marketing	39,116	41,153	74,798	78,993
General and administrative	24,367	18,370	47,936	35,796
Amortization of intangible assets	6,208	6,208	12,111	12,111
Other operating income, net	(5,767)	(5,767)	(6,548)	(6,548)
Total operating expenses	$110,401	$110,401	$217,868	$217,868

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the six months ended June 30, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Term licenses and other	$78,781	$72,485	$182,090	$166,530
Perpetual licenses	8,957	10,203	18,057	22,327
Maintenance	36,041	33,035	71,642	66,372
Professional software services	1,542	1,170	3,175	2,561
Software related services	6,664	7,376	13,764	16,437
Client engineering services	8,034	7,047	15,810	15,059
Other	1,142	1,340	2,657	3,151
Total revenue	$141,161	$132,656	$307,195	$292,437

The Company derived approximately 12.8% and 12.7% of its total revenue through indirect sales channels for the six months ended June 30, 2023 and 2022, respectively.

Costs to obtain a contract

As of June 30, 2023, and December 31, 2022, respectively, capitalized costs to obtain a contract were $4.7 million and $3.9 million recorded in Prepaid and other current assets and $0.2 million and $0.4 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.1 million and $4.1 million, respectively, for the three and six months ended June 30, 2023, and $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2022. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of June 30, 2023, and December 31, 2022, respectively, contract assets were $7.4 million and $6.3 million included in Accounts receivable, and $3.3 million and $2.3 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $84.6 million of revenue recognized during the six months ended June 30, 2023, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $198.6 million and $147.6 million as of June 30, 2023 and 2022, respectively. Of the amount recorded as of June 30, 2023, the Company expects to recognize approximately 74% over the next 12 months and the remainder thereafter.

4.
Supplementary Information

Acquisitions

The Company finalized the valuation of the acquisition of Concept Engineering as of June 30, 2023. The Company finalized the valuation of three other prior year acquisitions as of March 31, 2023. There were no changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

The Company recognized a $1.0 million loss and an $8.0 million loss, respectively, for the three and six months ended June 30, 2023, and a $5.3 million gain for both the three and six months ended June 30, 2022, from a mark-to-market adjustment of contingent consideration associated with a prior year acquisition. The mark-to-market adjustments were included in Other operating expense (income), net in the consolidated statements of operations.

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

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$418,338	$316,146
Restricted cash included in other long-term assets	449	812
Total cash, cash equivalents, and restricted cash	$418,787	$316,958

Restricted cash represents amounts required for the payment of potential health insurance claims and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Land	$7,994	$7,994
Building and improvements	17,938	16,995
Computer equipment and software	46,884	45,340
Furniture, equipment and other	12,356	13,335
Leasehold improvements	7,354	8,766
Right-of-use assets under finance leases	2,066	2,122
Total property and equipment	94,592	94,552
Less: accumulated depreciation and amortization	55,485	57,035
Property and equipment, net	$39,107	$37,517

Depreciation expense, including amortization of right-of-use assets under finance leases, was $2.1 million and $4.0 million for the three and six months ended June 30, 2023, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2022, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Obligations for acquisition of businesses	$21,561	$13,136
Income taxes payable	17,001	11,524
Accrued VAT	5,515	8,402
Employee stock purchase plan obligations	4,118	3,969
Accrued professional fees	3,147	3,637
Accrued royalties	2,072	2,593
Non-income tax liabilities	1,778	2,465
Billings in excess of cost	1,689	1,874
Defined contribution plan liabilities	1,348	1,393
Other current liabilities	7,815	7,378
Total	$66,044	$56,371

The following table provides details of other long-term liabilities (in thousands):

	June 30,	December 31,
	2023	2022
Deferred tax liabilities	$18,065	$16,775
Pension and other post retirement liabilities	13,258	12,273
Other long-term liabilities	11,670	12,168
Total	$42,993	$41,216

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$(3,984)	$(455)	$(6,869)	$(300)
Foreign exchange (gain) loss	(211)	5,741	(939)	7,654
Expense on repurchase of convertible senior notes	—	16,621	—	16,621
Other (income) expense, net	$(4,195)	$21,907	$(7,808)	$23,975

5.
Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of December 31, 2022	$449,048
Effects of foreign currency translation and other	4,045
Balance as of June 30, 2023	$453,093

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	June 30, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$138,095	$78,843	$59,252
Customer relationships	7-10 years	57,611	33,625	23,986
Other intangibles	4-10 years	1,454	428	1,026
Total definite-lived intangible assets		197,160	112,896	84,264
Indefinite-lived intangible assets:
Trade names		10,378		10,378
Total other intangible assets		$207,538	$112,896	$94,642

	December 31, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$135,703	$67,665	$68,038
Customer relationships	7-10 years	57,143	29,148	27,995
Other intangibles	4-10 years	1,448	298	1,150
Total definite-lived intangible assets		194,294	97,111	97,183
Indefinite-lived intangible assets:
Trade names		10,426		10,426
Total other intangible assets		$204,720	$97,111	$107,609

Amortization expense related to intangible assets was $7.6 million and $15.4 million for the three and six months ended June 30, 2023, respectively, and $6.2 million and $12.1 million for the three and six months ended June 30, 2022, respectively.

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

During the period ended June 30, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes remained classified as long-term debt on the consolidated balance sheet as of June 30, 2023.

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

As of June 30, 2023, $81.8 million principal amount of the 2024 Notes remained outstanding. The Company may settle the 2024 Notes in cash, shares of Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture for the 2024 Notes.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended June 30, 2023, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the 2024 Notes. As a result, the 2024 Notes were convertible at the option of the holders and were classified as current liabilities on the consolidated balance sheet as of June 30, 2023.

The net carrying value of the liability component of the 2027 and 2024 Notes was as follows (in thousands):

	June 30, 2023		December 31, 2022
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,754	$230,000	$81,754
Less: unamortized debt issuance costs	4,680	593	5,247	903
Net carrying amount	$225,320	$81,161	$224,753	$80,851

The interest expense recognized related to the 2027 and 2024 Notes was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,060	$194	$2,121	$338
Amortization of debt issuance costs and discount	435	406	899	818
Total	$1,495	$600	$3,020	$1,156

As of June 30, 2023, the “if converted value” of the 2027 Notes exceeded the principal amount by $13.3 million, and the “if converted value” of the 2024 Notes exceeded the principal amount by $51.6 million.

Credit agreement

Revolving credit facility

The Company has a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”).

As of June 30, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $200.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of June 30, 2023, the estimated fair value of the 2027 Notes and 2024 Notes was $279.4 million and $133.6 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

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

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2022	1,230,774
Granted	374,034
Vested	(422,442)
Forfeited	(16,459)
Outstanding as of June 30, 2023	1,165,907

The weighted average grant date fair value of the RSUs was $65.23 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of June 30, 2023, totaled $88.4 million, and is expected to be recognized over a weighted average period of 2.5 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2022	7,491,491	$50.39	8.5	$11.5
Granted	1,017,785	$65.19
Exercised	(522,126)	$44.55
Forfeited	(64,965)	$57.03
Outstanding as of June 30, 2023	7,922,185	$52.63	8.3	$186.5
Exercisable as of June 30, 2023	2,819,969	$47.34	7.3	$81.0

The total intrinsic value of the 2017 Plan stock options exercised during the six months ended June 30, 2023, was $13.1 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. As of June 30, 2023, the Company had 2,922,942 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company issued 92,018 shares of common stock under the ESPP during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, respectively, $4.1 million and $4.0 million had been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. Stock-based compensation expense related to the ESPP was $0.6 million and $1.2 million of for the three and six months ended June 30, 2023, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2022, respectively.

Stock-based compensation expense

Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue – software	$2,572	$2,030	$5,324	$3,933
Research and development	9,943	8,979	18,686	16,337
Sales and marketing	7,581	7,664	15,172	14,699
General and administrative	3,640	2,527	6,715	4,845
Total stock-based compensation expense	$23,736	$21,200	$45,897	$39,814

9.
Net loss per share

Basic net loss per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, RSUs, and ESPP shares. Diluted net loss per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options, RSUs and ESPP shares under the treasury stock method.

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

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(22,280)	$(33,774)	$(24,239)	$(22,246)
Interest expense related to Convertible Notes, net of tax	—	—	—	—
Numerator for diluted loss per share	$(22,280)	$(33,774)	$(24,239)	$(22,246)
Denominator:
Denominator for basic loss per share— weighted average shares	79,986	78,948	80,088	79,204
Effect of dilutive securities, stock options, RSUs and ESPP shares	—	—	—	—
Denominator for dilutive loss per share	79,986	78,948	80,088	79,204
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.43)	$(0.30)	$(0.28)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and ESPP shares	3,430	2,366	3,679	2,345
Convertible shares	4,967	4,967	4,967	4,967
Total shares excluded from calculation	8,397	7,333	8,646	7,312

10.
Income taxes

The Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2023 and 2022, were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$8,678	$3,899	$17,910	$10,429
Effective tax rate	(64%)	(13%)	(283%)	(88%)

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in the effective tax rate for the six months ended June 30, 2023, was primarily due to a change to Internal Revenue Code (“IRC”) Section 174 which became effective for tax years beginning on or after January 1, 2022. Under the new rules, the Company is required to capitalize and amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. The capitalization of research and development expenses resulted in an increase to the Company’s taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in the Company’s FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to the Company’s valuation allowance position in the U.S. The Company's effective tax rate for the six months ended June 30, 2023 and 2022 also includes net discrete expense of $11.6 million and $3.4 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, current tax expense from capitalized research and development expense, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

11.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2022	$(30,484)	$482	$(30,002)
Other comprehensive income before reclassification	5,892	(1)	5,891
Amounts reclassified from accumulated other comprehensive income	—	29	29
Tax effects	—	(79)	(79)
Other comprehensive income	5,892	(51)	5,841
Balance as of June 30, 2023	$(24,592)	$431	$(24,161)

12.
Commitments and contingencies

World Programming

The Company acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021.

In 2018, SAS Institute, Inc. (“SAS”) filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022. On April 6, 2023, the Court of Appeals issued its decision in favor of World Programing by affirming the Texas Court’s dismissal of SAS’s copyright claims. As of the date of this report, the period in which SAS is eligible to file a petition for a writ of certiorari has not expired.

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

The following tables are in thousands:

Three months ended June 30, 2023	Software	CES	All other	Total
Revenue	$131,985	$8,034	$1,142	$141,161
Adjusted EBITDA	$17,707	$633	$(1,284)	$17,056

Three months ended June 30, 2022	Software	CES	All other	Total
Revenue	$124,269	$7,047	$1,340	$132,656
Adjusted EBITDA	$16,531	$406	$(497)	$16,440

Six months ended June 30, 2023	Software	CES	All other	Total
Revenue	$288,728	$15,810	$2,657	$307,195
Adjusted EBITDA	$60,479	$1,042	$(1,410)	$60,111

Six months ended June 30, 2022	Software	CES	All other	Total
Revenue	$274,227	$15,059	$3,151	$292,437
Adjusted EBITDA	$62,715	$1,204	$(889)	$63,030

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to U.S. GAAP loss before income taxes:
Adjusted EBITDA	$17,056	$16,440	$60,111	$63,030
Stock-based compensation expense	(23,736)	(21,200)	(45,897)	(39,814)
Interest expense	(1,528)	(700)	(3,054)	(1,285)
Depreciation and amortization	(9,738)	(8,133)	(19,488)	(15,819)
Special adjustments, interest income and other (1)	4,344	(16,282)	1,999	(17,929)
Loss before income taxes	$(13,602)	$(29,875)	$(6,329)	$(11,817)

(1)
The three months ended June 30, 2023, includes a $1.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $4.0 million of interest income, and $1.3 million currency gains on acquisition-related intercompany loans. The three months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $5.4 million currency losses on acquisition-related intercompany loans, and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The six months ended June 30, 2023, includes an $8.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $6.9 million of interest income, and $3.1 million currency gains on acquisition-related intercompany loans. The six months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.9 million currency losses on acquisition-related intercompany loans and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

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

Business Segments

We have identified two reportable segments: Software and Client Engineering Services:

•
Software —Our Software segment includes software and software related services. The software component of this segment includes our portfolio of software products including our solvers and optimization technology products, high-performance computing software applications and hardware products, modeling and visualization tools, data analytics and analysis products, IoT platform and analytics tools, as well as support and the complementary software products we offer through our Altair Partner Alliance, or APA. The APA includes technologies ranging from computational fluid dynamics and fatigue, to manufacturing process simulation and cost estimation. The software component of this segment includes consulting, training, and implementation services. The software related services component of this segment includes technical services focused on product design and development expertise and analysis from the component level up to complete product engineering at any stage of the lifecycle.
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

Results of operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Increase / (decrease)	Six Months Ended June 30,		Increase / (decrease)
(in thousands)	2023	2022	%	2023	2022	%
Revenue:
Software	$125,321	$116,893	7%	$274,964	$257,790	7%
Software related services	6,664	7,376	(10%)	13,764	16,437	(16%)
Total software and related services	131,985	124,269	6%	288,728	274,227	5%
Client engineering services	8,034	7,047	14%	15,810	15,059	5%
Other	1,142	1,340	(15%)	2,657	3,151	(16%)
Total revenue	141,161	132,656	6%	307,195	292,437	5%
Cost of revenue:
Software	17,620	17,004	4%	36,870	34,410	7%
Software related services	5,308	5,464	(3%)	10,924	11,499	(5%)
Total software and related services	22,928	22,468	2%	47,794	45,909	4%
Client engineering services	6,767	5,914	14%	13,391	12,555	7%
Other	1,102	1,141	(3%)	2,347	2,662	(12%)
Total cost of revenue	30,797	29,523	4%	63,532	61,126	4%
Gross profit	110,364	103,133	7%	243,663	231,311	5%
Operating expenses:
Research and development	55,277	50,437	10%	108,528	97,516	11%
Sales and marketing	44,982	41,153	9%	88,474	78,993	12%
General and administrative	18,622	18,370	1%	36,573	35,796	2%
Amortization of intangible assets	7,625	6,208	23%	15,439	12,111	27%
Other operating expense (income), net	127	(5,767)	NM	5,732	(6,548)	NM
Total operating expenses	126,633	110,401	15%	254,746	217,868	17%
Operating income (loss)	(16,269)	(7,268)	124%	(11,083)	13,443	NM
Interest expense	1,528	700	118%	3,054	1,285	138%
Other (income) expense, net	(4,195)	21,907	NM	(7,808)	23,975	NM
Income (loss) before income taxes	(13,602)	(29,875)	(54%)	(6,329)	(11,817)	(46%)
Income tax expense	8,678	3,899	123%	17,910	10,429	72%
Net loss	$(22,280)	$(33,774)	(34%)	$(24,239)	$(22,246)	9%
Other financial information:
Billings(1)	$147,765	$125,423	18%	$311,282	$296,759	5%
Adjusted EBITDA(2)	$17,056	$16,440	4%	$60,111	$63,030	(5%)
Net cash provided by operating activities				$89,229	$18,041	NM
Free cash flow(3)				$83,045	$14,584	NM

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

Three months ended June 30, 2023 and 2022

Revenue

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software revenue	$125,321	$116,893	$8,428	7%
As a percent of software segment revenue	95%	94%
As a percent of consolidated revenue	89%	88%

Software revenue increased 7%, or 9% in constant currency, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in aerospace, defense, technology and automotive verticals.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software related services revenue	$6,664	$7,376	$(712)	(10%)
As a percent of software segment revenue	5%	6%
As a percent of consolidated revenue	5%	6%

Software related services revenue decreased 10% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This decrease was the result of lower customer demand for these services.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Client engineering services revenue	$8,034	$7,047	$987	14%
As a percent of consolidated revenue	6%	5%

CES revenue increased 14% for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Customer demand for CES has begun to stabilize in the current year compared to the year-over-year declines in the prior year.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other revenue	$1,142	$1,340	$(198)	(15%)
As a percent of consolidated revenue	1%	1%

The 15% decrease in other revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was due to reduced sales by toggled, our LED lighting business.

Cost of revenue

Software

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software revenue	$17,620	$17,004	$616	4%
As a percent of software revenue	14%	15%
As a percent of consolidated revenue	12%	13%

Cost of software revenue increased $0.6 million, or 4%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Stock-based compensation expense increased $0.5 million, royalty expense increased $0.3 million, and travel costs increased $0.2 million for the three months ended June 30, 2023. These increases were partially offset by a decrease in hardware costs of $0.5 million.

Software related services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software related services revenue	$5,308	$5,464	$(156)	(3%)
As a percent of software related services revenue	80%	74%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue decreased $0.2 million, or 3%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The decrease was due to a decrease in employee-related expense, partially offset by an increase in facilities costs.

Client engineering services

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of client engineering services revenue	$6,767	$5,914	$853	14%
As a percent of client engineering services revenue	84%	84%
As a percent of consolidated revenue	5%	4%

Cost of CES revenue increased $0.9 million, or 14%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, consistent with the increase in CES revenue.

Other

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of other revenue	$1,102	$1,141	$(39)	(3%)
As a percent of other revenue	96%	85%
As a percent of consolidated revenue	1%	1%

Cost of other revenue remained consistent for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Gross profit

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Gross profit	$110,364	$103,133	$7,231	7%
As a percent of consolidated revenue	78%	78%

Gross profit increased by $7.2 million, or 7%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Research and development	$55,277	$50,437	$4,840	10%
As a percent of consolidated revenue	39%	38%

Research and development expenses increased by $4.8 million, or 10%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Employee compensation and related expense increased $3.0 million, primarily due to annual merit increases and increased headcount as a result of acquisitions, stock-based compensation expense increased $1.0 million, and software maintenance and other IT related expense increased $0.6 million for the three months ended June 30, 2023.

Sales and marketing

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Sales and marketing	$44,982	$41,153	$3,829	9%
As a percent of consolidated revenue	32%	31%

Sales and marketing expenses increased by $3.8 million, or 9%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Employee compensation and related expense increased $3.8 million, primarily due to annual merit increases and increased headcount as a result of acquisitions, and travel costs increased $0.4 million for the three months ended June 30, 2023. These increases were partially offset by a decrease in advertising and trade show related expenses of $0.5 million.

General and administrative

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
General and administrative	$18,622	$18,370	$252	1%
As a percent of consolidated revenue	13%	14%

General and administrative expenses increased by $0.3 million, or 1%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Stock-based compensation expense increased $1.1 million, non-income tax expense increased $0.4 million, and charitable contributions increased $0.3 million for the three months ended June 30, 2023. These increases were partially offset by decreases in employee compensation and related expense of $0.8 million, professional fees of $0.4 million, and travel costs of $0.3 million.

Amortization of intangible assets

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Amortization of intangible assets	$7,625	$6,208	$1,417	23%
As a percent of consolidated revenue	5%	5%

Amortization of intangible assets increased by $1.4 million, or 23%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Amortization of intangible assets increased primarily as a result of recent acquisitions.

Other operating expense (income), net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other operating expense (income), net	$127	$(5,767)	$5,894	NM
As a percent of consolidated revenue	0%	(4%)

Other operating expense (income), net increased $5.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. We recognized a $1.0 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition for the three months ended June 30, 2023, compared to a $5.3 million gain in the prior year quarter. We also had a $0.2 million decrease in the provision for credit loss for the three months ended June 30, 2023.

Interest expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Interest expense	$1,528	$700	$828	118%
As a percent of consolidated revenue	1%	1%

Interest expense increased $0.8 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Interest expense increased as a result of the interest costs on the 2027 Notes which were issued in June 2022.

Other (income) expense, net

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other (income) expense, net	$(4,195)	$21,907	$26,102	NM
As a percent of consolidated revenue	(3%)	17%

Other (income) expense, net was $4.2 million of income for the three months ended June 30, 2023, compared to $21.9 million of expense for the three months ended June 30, 2022. We recognized $4.0 million of interest income and $0.2 million in net foreign currency gains for the three months ended June 30, 2023, compared to $16.6 million expense on the repurchase of a portion of our 2024 Notes, $5.7 million in net foreign currency losses and $0.5 million of interest income during the three months ended June 30, 2022.

Income tax expense

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Income tax expense	$8,678	$3,899	$4,779	123%

The effective tax rate was -64% and -13% for the three months ended June 30, 2023 and 2022, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in our effective tax rate for the three months ended June 30, 2023, was primarily due to a change to Internal Revenue Code (“IRC”) Section 174 which became effective for tax years beginning on or after January 1, 2022. Under the new rules, we are required to capitalize and amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. for U.S. tax purposes. The capitalization of research and development expenses resulted in an increase to our taxable income and foreign derived intangible income (“FDII”), resulting in a corresponding increase in our FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to our valuation allowance position in the U.S. Our effective tax rates for the three months ended June 30, 2023 and 2022, also include net discrete expense of $5.9 million and $1.6 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, current tax expense from capitalized research and development expense, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Net loss	$(22,280)	$(33,774)	$11,494	NM

Net loss was $22.3 million and $33.8 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The net loss for the three months ended June 30, 2023, was largely attributable to the increase in operating expenses and income tax expense, partially offset by the increase in software revenue and interest income, as described above. The net loss for the three months ended June 30, 2022, included expense recognized on the repurchase of a portion of our 2024 Notes, foreign currency losses and a gain on the mark-to-market adjustment of contingent consideration.

Six months ended June 30, 2023 and 2022

Revenue

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software revenue	$274,964	$257,790	$17,174	7%
As a percent of software segment revenue	95%	94%
As a percent of consolidated revenue	90%	88%

Software revenue increased 7%, or 10% in constant currency, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in aerospace, defense, technology and automotive verticals.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software related services revenue	$13,764	$16,437	$(2,673)	(16%)
As a percent of software segment revenue	5%	6%
As a percent of consolidated revenue	4%	6%

Software related services revenue decreased 16% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This decrease was the result of lower customer demand for these services.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Client engineering services revenue	$15,810	$15,059	$751	5%
As a percent of consolidated revenue	5%	5%

CES revenue increased 5% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Customer demand for CES has begun to stabilize in the current year compared to the year-over-year declines in the prior year.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other revenue	$2,657	$3,151	$(494)	(16%)
As a percent of consolidated revenue	1%	1%

The 16% decrease in other revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was due to reduced sales by toggled, our LED lighting business.

Cost of revenue

Software

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software revenue	$36,870	$34,410	$2,460	7%
As a percent of software revenue	13%	13%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased $2.5 million, or 7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Stock-based compensation expense increased $1.4 million, travel costs increased $0.4 million, third-party sales commissions increased $0.3 million, employee compensation and related expense increased $0.3 million, and software maintenance and other IT related expense increased $0.2 million for the three months ended June 30, 2023.

Software related services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software related services revenue	$10,924	$11,499	$(575)	(5%)
As a percent of software related services revenue	79%	70%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue decreased $0.6 million, or 5%, for six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The decrease is due to a decrease in employee-related expense, partially offset by an increase in facilities costs.

Client engineering services

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of client engineering services revenue	$13,391	$12,555	$836	7%
As a percent of client engineering services revenue	85%	83%
As a percent of consolidated revenue	4%	4%

Cost of CES revenue increased $0.8 million, or 7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, consistent with the increase in CES revenue.

Other

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of other revenue	$2,347	$2,662	$(315)	(12%)
As a percent of other revenue	88%	84%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 12% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, consistent with the decrease in other revenue.

Gross profit

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Gross profit	$243,663	$231,311	$12,352	5%
As a percent of consolidated revenue	79%	79%

Gross profit increased by $12.4 million, or 5%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Research and development	$108,528	$97,516	$11,012	11%
As a percent of consolidated revenue	35%	33%

Research and development expenses increased by $11.0 million, or 11%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Employee compensation and related expense increased $6.8 million, primarily due to annual merit increases and increased headcount as a result of acquisitions, stock-based compensation expense increased $2.4 million, software maintenance and other IT related expense increased $1.4 million, travel costs increased $0.3 million, facilities costs increased $0.2 million, depreciation expense increased $0.2 million, and professional services decreased $0.3 million for the six months ended June 30, 2023.

Sales and marketing

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Sales and marketing	$88,474	$78,993	$9,481	12%
As a percent of consolidated revenue	29%	27%

Sales and marketing expenses increased by $9.5 million, or 12%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Employee compensation and related expense increased $6.7 million, primarily due to annual merit increases and increased headcount as a result of acquisitions, travel costs increased $0.9 million, stock-based compensation expense increased $0.5 million, advertising and trade show related expenses increased $0.4 million, software maintenance and other IT related expense increased $0.3 million, facilities costs increased $0.2 million, and non-income tax increased $0.2 million for the six months ended June 30, 2023.

General and administrative

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
General and administrative	$36,573	$35,796	$777	2%
As a percent of consolidated revenue	12%	12%

General and administrative expenses increased by $0.8 million, or 2%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Stock-based compensation expense increased $1.9 million, charitable contributions increased $0.5 million, and non-income tax expense increased $0.3 million, for the six months ended June 30, 2023. These increases were partially offset by decreases in professional fees of $1.4 million, and employee compensation and related expense of $0.8 million.

Amortization of intangible assets

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Amortization of intangible assets	$15,439	$12,111	$3,328	27%
As a percent of consolidated revenue	5%	4%

Amortization of intangible assets increased by $3.3 million, or 27%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Amortization of intangible assets increased primarily as a result of recent acquisitions.

Other operating expense (income), net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other operating expense (income), net	$5,732	$(6,548)	$12,280	NM
As a percent of consolidated revenue	2%	(2%)

Other operating expense (income), net increased $12.3 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. We recognized a $8.0 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition for the six months ended June 30, 2023, compared to a $5.3 million gain for the six months ended June 30, 2022. This loss was partially offset by a $0.9 million increase in grant income for the six months ended June 30, 2023.

Interest expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Interest expense	$3,054	$1,285	$1,769	138%
As a percent of consolidated revenue	1%	0%

Interest expense increased $1.8 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Interest expense increased as a result of the interest costs on the 2027 Notes which were issued in June 2022.

Other (income) expense, net

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other (income) expense, net	$(7,808)	$23,975	$31,783	NM
As a percent of consolidated revenue	(3%)	8%

Other (income) expense, net increased by $31.8 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. We recognized $6.9 million of interest income and $0.9 million in net foreign currency gains for the six months ended June 30, 2023, compared to $16.6 million expense on the repurchase of a portion of our 2024 Notes, $7.7 million in net foreign currency losses and $0.3 million of interest income during the six months ended June 30, 2022.

Income tax expense

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Income tax expense	$17,910	$10,429	$7,481	72%
The effective tax rate was -283% and -88% for the six months ended June 30, 2023 and 2022, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in our effective tax rate for the six months ended June 30, 2023, was primarily due to a change to IRC Section 174 which became effective for tax years beginning on or after January 1, 2022. Under the new rules, we are required to capitalize and amortize research and development expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. for U.S. tax purposes. The capitalization of research and development expenses resulted in an increase to our taxable income and FDII, resulting in a corresponding increase in our FDII deduction. However, no tax benefit is recognized for the deferred tax asset established for these capitalized research and development expenses due to our valuation allowance position in the U.S. Our effective tax rates for the six months ended June 30, 2023 and 2022, also include net discrete expense of $11.6 million and $3.4 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, current tax expense from capitalized research and development expense, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Six Months Ended June 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Net loss	$(24,239)	$(22,246)	$(1,993)	NM

Net loss was $24.2 million and $22.2 million for the six months ended June 30, 2023 and 2022, respectively. The net loss for the six months ended June 30, 2023 was largely attributable to the increase in operating expenses and income tax expense, as well as a loss on the mark-to-market adjustment of contingent consideration, partially offset by the increase in software revenue and interest income, as described above. The net loss for the six months ended June 30, 2022 included expense recognized on the repurchase of a portion of our 2024 Notes, foreign currency losses and a gain on the mark-to-market adjustment of contingent consideration.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Other financial data:
Billings	$147,765	$125,423	$311,282	$296,759
Adjusted EBITDA	$17,056	$16,440	$60,111	$63,030
Free Cash Flow			$83,045	$14,584

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$141,161	$132,656	$307,195	$292,437
Ending deferred revenue	148,547	112,926	148,547	112,926
Beginning deferred revenue	(141,943)	(118,403)	(144,460)	(106,032)
Deferred revenue acquired	—	(1,756)	—	(2,572)
Billings	$147,765	$125,423	$311,282	$296,759

Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(22,280)	$(33,774)	$(24,239)	$(22,246)
Income tax expense	8,678	3,899	17,910	10,429
Stock-based compensation expense	23,736	21,200	45,897	39,814
Interest expense	1,528	700	3,054	1,285
Depreciation and amortization	9,738	8,133	19,488	15,819
Special adjustments, interest income and other (1)	(4,344)	16,282	(1,999)	17,929
Adjusted EBITDA	$17,056	$16,440	$60,111	$63,030

(1)
The three months ended June 30, 2023, includes a $1.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $4.0 million of interest income, and $1.3 million currency gains on acquisition-related intercompany loans. The three months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $5.4 million currency losses on acquisition-related intercompany loans, and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The six months ended June 30, 2023, includes a $8.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $6.9 million of interest income, and $3.1 million currency gains on acquisition-related intercompany loans. The six months ended June 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.9 million currency losses on acquisition-related intercompany loans and a $5.3 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition.

Free Cash Flow

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities (1)	$89,229	$18,041
Capital expenditures	(6,184)	(3,457)
Free cash flow (1)	$83,045	$14,584

(1)
The six months ended June 30, 2022, includes $65.9 million payment for a damages judgement assumed as part of an acquisition in December 2021.

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

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the six months ended June 30, 2023 and 2022, our recurring software license rate was 94% and 93%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of June 30, 2023, our principal sources of liquidity were $418.3 million in cash and cash equivalents and $200.0 million availability on our credit facility. We have outstanding debt in the form of our 2027 and 2024 convertible notes (“Convertible Notes”) with a $311.8 million principal amount as of June 30, 2023.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended June 30, 2023, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the 2024 Notes. As a result, the 2024 Notes were convertible at the option of the holders and were classified as current liabilities on the consolidated balance sheet as of June 30, 2023.

During the period ended June 30, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of June 30, 2023.

We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

On May 31, 2023, our Board approved an increased authorization under our existing stock repurchase program from $50.0 million to $75.0 million of our common stock. During the six months ended June 30, 2023, under our stock repurchase program, we repurchased and retired 91,273 shares of our Class A Common Stock at an average price of $46.63 per share for a total cost of approximately $4.3 million. As of June 30, 2023, approximately $49.1 million remained available for repurchase under the program.

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

Revolving credit facility

We have a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”). As of June 30, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of June 30, 2023, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Cash flows

As of June 30, 2023, we had cash and cash equivalents of $418.3 million available for working capital purposes, acquisitions, and capital expenditures; $310.9 million of this amount was held in the United States and $102.2 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$89,229	$18,041
Net cash used in investing activities	(8,357)	(41,439)
Net cash provided by financing activities	21,001	31,918
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(44)	(6,226)
Net increase in cash, cash equivalents and restricted cash	$101,829	$2,294

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2023, was $89.2 million, which reflects an increase of $71.2 million compared to the six months ended June 30, 2022. This increase was the result of a $65.9 million payment in the prior year on an existing legal judgment against World Programming, and changes to our working capital position for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Net cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023, was $8.4 million, which reflects a decrease of $33.1 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2022, we paid $37.7 million related to business acquisitions.

Net cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2023, was $21.0 million, which reflects a decrease of $10.9 million compared to the six months ended June 30, 2022. For the six months ended June 30, 2023, we received proceeds of $23.5 million from the exercise of common stock options and made payments of $6.3 million for the repurchase of our Class A common stock. For the six months ended June 30, 2022, we received aggregate proceeds of $224.3 million from the issuance of our 2027 Notes, net of certain discounts and commissions, partially offset by $192.8 million proceeds used for the repurchase of a portion of our 2024 Notes, and made payments of $4.4 million for the repurchase of our Class A common stock.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was a minimal effect of exchange rate changes on cash, cash equivalents and restricted cash for the six months ended June 30, 2023, compared to an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $6.2 million for the six months ended June 30, 2022.

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

As of June 30, 2023, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027. In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 of which $81.8 million aggregate principal amount remains outstanding as of June 30, 2023. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of June 30, 2023, we had cash, cash equivalents and restricted cash of $418.8 million, consisting primarily of bank deposits and money market funds. As of June 30, 2023, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

World Programming

We acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021.

In 2018, SAS Institute, Inc. (“SAS”) filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022. On April 6, 2023, the Court of Appeals issued its decision in favor of World Programing by affirming the Texas Court’s dismissal of SAS’s copyright claims. As of the date of this report, the period in which SAS is eligible to file a petition for a writ of certiorari has not expired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

ALTAIR ENGINEERING INC.

Date: August 3, 2023	By:	/s/ James R. Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)