Form 10-Q
period 2023-09-30
Altair Engineering Inc.
filed 2023-11-02
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On October 16, 2023, there were 54,627,196 shares of the registrant’s Class A common stock outstanding and 27,034,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431,188	$316,146
Accounts receivable, net	121,855	170,279
Income tax receivable	12,402	11,259
Prepaid expenses and other current assets	26,561	29,142
Total current assets	592,006	526,826
Property and equipment, net	38,167	37,517
Operating lease right of use assets	32,132	33,601
Goodwill	452,822	449,048
Other intangible assets, net	86,491	107,609
Deferred tax assets	8,046	9,727
Other long-term assets	42,327	40,410
TOTAL ASSETS	$1,251,991	$1,204,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,159	$10,434
Accrued compensation and benefits	39,468	42,456
Current portion of operating lease liabilities	9,209	10,396
Other accrued expenses and current liabilities	50,917	56,371
Deferred revenue	110,843	113,081
Current portion of convertible senior notes, net	81,319	—
Total current liabilities	296,915	232,738
Convertible senior notes, net	225,635	305,604
Operating lease liabilities, net of current portion	23,373	24,065
Deferred revenue, non-current	28,090	31,379
Other long-term liabilities	43,860	41,216
TOTAL LIABILITIES	617,873	635,002
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 54,351 and 52,277 shares as of September 30, 2023, and December 31, 2022, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 27,045 and 27,745 shares as of September 30, 2023, and December 31, 2022, respectively	3	3
Additional paid-in capital	816,551	721,307
Accumulated deficit	(150,178)	(121,577)
Accumulated other comprehensive loss	(32,263)	(30,002)
TOTAL STOCKHOLDERS’ EQUITY	634,118	569,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,251,991	$1,204,738

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue
License	$79,825	$67,245	$279,972	$256,102
Maintenance and other services	39,252	36,520	114,069	105,453
Total software	119,077	103,765	394,041	361,555
Software related services	6,517	6,706	20,281	23,143
Total software and related services	125,594	110,471	414,322	384,698
Client engineering services	7,126	7,355	22,936	22,414
Other	1,283	1,525	3,940	4,676
Total revenue	134,003	119,351	441,198	411,788
Cost of revenue
License	3,083	2,579	11,888	11,386
Maintenance and other services	13,689	13,025	41,754	38,628
Total software	16,772	15,604	53,642	50,014
Software related services	5,251	5,240	16,175	16,739
Total software and related services	22,023	20,844	69,817	66,753
Client engineering services	5,930	5,835	19,321	18,390
Other	1,133	1,230	3,480	3,892
Total cost of revenue	29,086	27,909	92,618	89,035
Gross profit	104,917	91,442	348,580	322,753
Operating expenses:
Research and development	51,598	53,092	160,126	150,608
Sales and marketing	44,069	41,352	132,543	120,345
General and administrative	17,218	18,258	53,791	54,054
Amortization of intangible assets	7,704	6,571	23,143	18,682
Other operating (income) expense, net	(4,408)	(2,835)	1,324	(9,383)
Total operating expenses	116,181	116,438	370,927	334,306
Operating loss	(11,264)	(24,996)	(22,347)	(11,553)
Interest expense	1,529	1,566	4,583	2,851
Other (income) expense, net	(1,890)	2,107	(9,698)	26,082
Loss before income taxes	(10,903)	(28,669)	(17,232)	(40,486)
Income tax (benefit) expense	(6,541)	4,579	11,369	15,008
Net loss	$(4,362)	$(33,248)	$(28,601)	$(55,494)
Loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.42)	$(0.36)	$(0.70)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic and diluted	80,431	79,207	80,204	79,205

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(4,362)	$(33,248)	$(28,601)	$(55,494)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(8,107)	(17,817)	(2,215)	(37,929)
Retirement related benefit plans (net of tax effect of $0, $0, $(79) and $7, respectively)	5	24	(46)	306
Total other comprehensive loss	(8,102)	(17,793)	(2,261)	(37,623)
Comprehensive loss	$(12,464)	$(51,041)	$(30,862)	$(93,117)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2022	52,277	$5	27,745	$3	$721,307	$(121,577)	$(30,002)	$569,736
Net loss	—	—	—	—	—	(1,959)	—	(1,959)
Issuance of common stock for acquisitions	34	—	—	—	—	—	—	—
Repurchase and retirement of common stock	(91)	—	—	—	(4,256)	—	—	(4,256)
Issuance of common stock for employee stock purchase program	92	—	—	—	3,648	—	—	3,648
Exercise of stock options	265	—	—	—	10,324	—	—	10,324
Vesting of restricted stock	336	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	240	—	(240)	—	—	—	—	—
Stock-based compensation	—	—	—	—	22,161	—	—	22,161
Foreign currency translation, net of tax	—	—	—	—	—	—	7,232	7,232
Retirement related benefit plans, net of tax	—	—	—	—	—	—	19	19
Balance as of March 31, 2023	53,153	5	27,505	3	753,184	(123,536)	(22,751)	606,905
Net loss	—	—	—	—	—	(22,280)	—	(22,280)
Exercise of stock options	382	—	—	—	13,264	—	—	13,264
Vesting of restricted stock	86	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	330	—	(330)	—	—	—	—	—
Stock-based compensation	—	—	—	—	23,736	—	—	23,736
Foreign currency translation, net of tax	—	—	—	—	—	—	(1,340)	(1,340)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(70)	(70)
Balance as of June 30, 2023	53,951	5	27,175	3	790,184	(145,816)	(24,161)	620,215
Net loss	—	—	—	—	—	(4,362)	—	(4,362)
Issuance of common stock for acquisitions	53	—	—	—	—	—	—	—
Issuance of common stock for employee stock purchase program	91	—	—	—	3,903	—	—	3,903
Exercise of stock options	79	—	—	—	1,938	—	—	1,938
Vesting of restricted stock	47	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	130	—	(130)	—	—	—	—	—
Stock-based compensation	—	—	—	—	20,526	—	—	20,526
Foreign currency translation, net of tax	—	—	—	—	—	—	(8,107)	(8,107)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	5	5
Balance as of September 30, 2023	54,351	$5	27,045	$3	$816,551	$(150,178)	$(32,263)	$634,118

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
OPERATING ACTIVITIES:
Net loss	$(28,601)	$(55,494)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,271	24,092
Stock-based compensation expense	66,423	62,524
Amortization of debt issuance costs	1,399	1,330
Deferred income taxes	2,178	4
Loss (gain) on mark-to-market adjustment of contingent consideration	4,494	(7,482)
Expense on repurchase of convertible senior notes	—	16,621
Other, net	(14)	336
Changes in assets and liabilities:
Accounts receivable, net	47,226	13,859
Prepaid expenses and other current assets	959	1,906
Other long-term assets	(1,491)	3,134
Accounts payable	(5,494)	(270)
Accrued compensation and benefits	(2,726)	(3,639)
Other accrued expenses and current liabilities	(4,526)	(48,698)
Deferred revenue	(3,442)	18,311
Net cash provided by operating activities	105,656	26,534
INVESTING ACTIVITIES:
Capital expenditures	(7,882)	(6,721)
Payments for acquisition of businesses, net of cash acquired	(3,235)	(134,130)
Other investing activities, net	(2,452)	(10,322)
Net cash used in investing activities	(13,569)	(151,173)
FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	25,526	2,840
Payments for repurchase and retirement of common stock	(6,255)	(4,387)
Proceeds from employee stock purchase plan contributions	5,772	6,549
Proceeds from issuance of convertible senior notes, net of discounts and commissions	—	224,265
Repurchase of convertible senior notes	—	(192,422)
Payments of debt issuance costs	—	(1,523)
Other financing activities	(73)	(170)
Net cash provided by financing activities	24,970	35,152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,599)	(12,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	114,458	(101,629)
Cash, cash equivalents and restricted cash at beginning of year	316,958	414,012
Cash, cash equivalents and restricted cash at end of period	$431,416	$312,383
Supplemental disclosure of cash flow:
Interest paid	$2,124	$296
Income taxes paid	$9,021	$6,818
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and other current liabilities	$909	$707
Deferred payment obligations for acquisitions and investments	$3,567	$1,350

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

The following table summarizes the changes made to the consolidated statement of operations for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Previously Reported	Recast	Previously Reported	Recast
Operating expenses:
Research and development	$48,781	$53,092	$138,352	$150,608
Sales and marketing	39,244	41,352	114,042	120,345
General and administrative	24,677	18,258	72,613	54,054
Amortization of intangible assets	6,571	6,571	18,682	18,682
Other operating income, net	(2,835)	(2,835)	(9,383)	(9,383)
Total operating expenses	$116,438	$116,438	$334,306	$334,306

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2023, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its software revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Term licenses and other	$70,450	$58,441	$252,540	$224,971
Perpetual licenses	9,375	8,804	27,432	31,131
Maintenance	37,430	34,271	109,072	100,643
Professional software services	1,822	2,249	4,997	4,810
Software related services	6,517	6,706	20,281	23,143
Client engineering services	7,126	7,355	22,936	22,414
Other	1,283	1,525	3,940	4,676
Total revenue	$134,003	$119,351	$441,198	$411,788

The Company derived approximately 13.5% and 13.7% of its total revenue through indirect sales channels for the nine months ended September 30, 2023 and 2022, respectively.

Costs to obtain a contract

As of September 30, 2023, and December 31, 2022, respectively, capitalized costs to obtain a contract were $4.5 million and $3.9 million recorded in Prepaid and other current assets and $0.1 million and $0.4 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.4 million and $6.5 million, respectively, for the three and nine months ended September 30, 2023, and $2.1 million and $6.3 million, respectively, for the three and nine months ended September 30, 2022. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of September 30, 2023, and December 31, 2022, respectively, contract assets were $6.3 million and $6.3 million included in Accounts receivable, and $3.1 million and $2.3 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $104.7 million of revenue recognized during the nine months ended September 30, 2023, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $207.9 million and $149.9 million as of September 30, 2023 and 2022, respectively. Of the amount recorded as of September 30, 2023, the Company expects to recognize approximately 69% over the next 12 months and the remainder thereafter.

4.
Supplementary Information

Acquisitions

2023 Acquisitions

During the three months ended September 30, 2023, the Company completed a business acquisition that was accounted for as a business combination under the acquisition method. The operating results of this acquisition have been included in the consolidated financial statements since the date of acquisition. The Company’s transaction costs related to the acquisition were not material. As of September 30, 2023, $5.4 million of the consideration for the acquisition was reported in goodwill in the consolidated balance sheet as preliminary pending fair value allocation. All goodwill is recorded in the Software segment. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date. The acquisition was not material to the Company’s consolidated financial statements.

Prior Years Acquisitions

The Company finalized the valuation of the acquisition of RapidMiner as of September 30, 2023. As a result, the valuation of all 2022 acquisitions have been finalized as of September 30, 2023. There were no significant changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

The Company recognized a $3.5 million gain and a $4.5 million loss, respectively, for the three and nine months ended September 30, 2023, and a $2.2 million gain and $7.5 million gain, respectively, for the three and nine months ended September 30, 2022, from a mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The mark-to-market adjustments were included in Other operating expense (income), net in the consolidated statements of operations.

The Company’s contingent consideration balance was $16.5 million as of September 30, 2023 related to the World Programming acquisition, which the Company settled in October 2023 with 257,382 shares of its Class A common stock in accordance with the acquisition agreement.

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

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$431,188	$316,146
Restricted cash included in other long-term assets	228	812
Total cash, cash equivalents, and restricted cash	$431,416	$316,958

Restricted cash represents amounts required for the payment of potential health insurance claims and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land	$8,361	$7,994
Building and improvements	17,444	16,995
Computer equipment and software	44,337	45,340
Furniture, equipment and other	11,790	13,335
Leasehold improvements	7,510	8,766
Right-of-use assets under finance leases	1,920	2,122
Total property and equipment	91,362	94,552
Less: accumulated depreciation and amortization	53,195	57,035
Property and equipment, net	$38,167	$37,517

Depreciation expense, including amortization of right-of-use assets under finance leases, was $2.1 million and $6.1 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $5.4 million for the three and nine months ended September 30, 2022, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Obligations for acquisition of businesses and technology	$19,799	$13,136
Income taxes payable	6,059	11,524
Accrued VAT	4,371	8,402
Accrued professional fees	2,876	3,637
Employee stock purchase plan obligations	2,194	3,969
Accrued royalties	1,849	2,593
Non-income tax liabilities	1,654	2,465
Billings in excess of cost	1,647	1,874
Defined contribution plan liabilities	1,475	1,393
Accrued interest	1,242	184
Other current liabilities	7,751	7,194
Total	$50,917	$56,371

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2023	2022
Deferred tax liabilities	$17,712	$16,775
Pension and other post retirement liabilities	13,515	12,273
Other long-term liabilities	12,633	12,168
Total	$43,860	$41,216

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$(4,823)	$(1,708)	$(11,692)	$(2,008)
Foreign exchange loss	2,933	3,815	1,994	11,469
Expense on repurchase of convertible senior notes	—	—	—	16,621
Other (income) expense, net	$(1,890)	$2,107	$(9,698)	$26,082

5.
Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of December 31, 2022	$449,048
Acquisitions	5,365
Foreign currency translation and other	(1,591)
Balance as of September 30, 2023	$452,822

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$137,113	$83,389	$53,724
Customer relationships	7-10 years	56,964	35,422	21,542
Other intangibles	4-10 years	1,443	489	954
Total definite-lived intangible assets		195,520	119,300	76,220
Indefinite-lived intangible assets:
Trade names		10,271		10,271
Total other intangible assets		$205,791	$119,300	$86,491

	December 31, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$135,703	$67,665	$68,038
Customer relationships	7-10 years	57,143	29,148	27,995
Other intangibles	4-10 years	1,448	298	1,150
Total definite-lived intangible assets		194,294	97,111	97,183
Indefinite-lived intangible assets:
Trade names		10,426		10,426
Total other intangible assets		$204,720	$97,111	$107,609

Amortization expense related to intangible assets was $7.7 million and $23.1 million for the three and nine months ended September 30, 2023, respectively, and $6.6 million and $18.7 million for the three and nine months ended September 30, 2022, respectively.

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

During the period ended September 30, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes remained classified as long-term debt on the consolidated balance sheet as of September 30, 2023.

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

As of September 30, 2023, $81.8 million principal amount of the 2024 Notes remained outstanding. The Company may settle the 2024 Notes in cash, shares of Class A common stock or a combination of cash and shares of the Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the indenture for the 2024 Notes.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended September 30, 2023, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the 2024 Notes. As a result, the 2024 Notes were convertible at the option of the holders and were classified as current liabilities on the consolidated balance sheet as of September 30, 2023.

The net carrying value of the liability component of the 2027 and 2024 Notes was as follows (in thousands):

	September 30, 2023		December 31, 2022
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,754	$230,000	$81,754
Less: unamortized debt issuance costs	4,365	435	5,247	903
Net carrying amount	$225,635	$81,319	$224,753	$80,851

The interest expense recognized related to the 2027 and 2024 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,061	$1,057	$3,182	$1,395
Amortization of debt issuance costs and discount	453	481	1,352	1,299
Total	$1,514	$1,538	$4,534	$2,694

As of September 30, 2023, the “if converted value” of the 2027 Notes did not exceed the principal amount, and the “if converted value” of the 2024 Notes exceeded the principal amount by $28.2 million.

Credit agreement

Revolving credit facility

The Company has a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”).

As of September 30, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $200.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of September 30, 2023, the estimated fair value of the 2027 Notes and 2024 Notes was $244.4 million and $111.1 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

8.
Stock-based compensation

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 16,999,318 authorized shares of the Company’s Class A common stock reserved for issuance. As of September 30, 2023, the Company had 2,622,668 shares of its common stock available for future issuances under the 2017 Plan.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2022	1,230,774
Granted	398,771
Vested	(468,759)
Forfeited	(21,765)
Outstanding as of September 30, 2023	1,139,021

The weighted average grant date fair value of the RSUs was $65.25 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2023, totaled $71.3 million, and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2022	7,491,491	$50.39	8.5	$11.5
Granted	1,017,785	$65.19
Exercised	(566,170)	$44.44
Forfeited	(98,959)	$56.53
Outstanding as of September 30, 2023	7,844,147	$52.67	8.1	$91.5
Exercisable as of September 30, 2023	2,775,427	$47.37	7.0	$45.0

The total intrinsic value of the 2017 Plan stock options exercised during the nine months ended September 30, 2023, was $14.3 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The maximum number of shares available for issuance under the ESPP is 3,200,000 shares of the Company’s Class A common stock. As of September 30, 2023, the Company had 2,831,824 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company issued 183,136 shares of common stock under the ESPP during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, respectively, $2.2 million and $4.0 million had been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. Stock-based compensation expense related to the ESPP was $0.6 million and $1.8 million of for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2022, respectively.

Stock-based compensation expense

Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue – software	$2,468	$2,332	$7,792	$6,265
Research and development	7,824	10,243	26,510	26,580
Sales and marketing	6,933	7,806	22,105	22,505
General and administrative	3,301	2,329	10,016	7,174
Total stock-based compensation expense	$20,526	$22,710	$66,423	$62,524

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

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,362)	$(33,248)	$(28,601)	$(55,494)
Interest expense related to Convertible Notes, net of tax	—	—	—	—
Numerator for diluted loss per share	$(4,362)	$(33,248)	$(28,601)	$(55,494)
Denominator:
Denominator for basic loss per share— weighted average shares	80,431	79,207	80,204	79,205
Effect of dilutive securities, stock options, RSUs and ESPP shares	—	—	—	—
Denominator for dilutive loss per share	80,431	79,207	80,204	79,205
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.42)	$(0.36)	$(0.70)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options and ESPP shares	3,158	3,926	2,895	2,549
Convertible shares	4,967	4,967	4,967	4,954
Total shares excluded from calculation	8,125	8,893	7,862	7,503

10.
Income taxes

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2023 and 2022, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax (benefit) expense	$(6,541)	$4,579	$11,369	$15,008
Effective tax rate	60%	(16%)	(66%)	(37%)

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in the effective tax rate for the three months ended September 30, 2023 as compared to September 30, 2022, was primarily attributable to the effects of tax elections made by the Company during the quarter. The Company's effective tax rate for the nine months ended September 30, 2023 and 2022 also includes net discrete expense of $7.2 million and $4.3 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

11.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2022	$(30,484)	$482	$(30,002)
Other comprehensive income before reclassification	(2,215)	33	(2,182)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Tax effects	—	(79)	(79)
Other comprehensive income	(2,215)	(46)	(2,261)
Balance as of September 30, 2023	$(32,699)	$436	$(32,263)

12.
Commitments and contingencies

World Programming

The Company acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021.

In 2018, SAS Institute, Inc. (“SAS”) filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022. On April 6, 2023, the Court of Appeals issued its decision in favor of World Programming by affirming the Texas Court’s dismissal of SAS’s copyright claims. On September 3, 2023, the Company was notified that SAS elected not to file its petition for a writ of certiorari within the period in which SAS was eligible to file such petition. With such period having expired, the judgment of the Texas Court in favor of World Programming is now final and closed.

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

The following tables are in thousands:

Three months ended September 30, 2023	Software	CES	All other	Total
Revenue	$125,594	$7,126	$1,283	$134,003
Adjusted EBITDA	$15,312	$502	$(360)	$15,454

Three months ended September 30, 2022	Software	CES	All other	Total
Revenue	$110,471	$7,355	$1,525	$119,351
Adjusted EBITDA	$6,368	$856	$(395)	$6,829

Nine months ended September 30, 2023	Software	CES	All other	Total
Revenue	$414,322	$22,936	$3,940	$441,198
Adjusted EBITDA	$75,791	$1,544	$(1,770)	$75,565

Nine months ended September 30, 2022	Software	CES	All other	Total
Revenue	$384,698	$22,414	$4,676	$411,788
Adjusted EBITDA	$69,083	$2,060	$(1,284)	$69,859

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Adjusted EBITDA to U.S. GAAP loss before income taxes:
Adjusted EBITDA	$15,454	$6,829	$75,565	$69,859
Stock-based compensation expense	(20,526)	(22,710)	(66,423)	(62,524)
Interest expense	(1,529)	(1,566)	(4,583)	(2,851)
Depreciation and amortization	(9,783)	(8,273)	(29,271)	(24,092)
Special adjustments, interest income and other (1)	5,481	(2,949)	7,480	(20,878)
Loss before income taxes	$(10,903)	$(28,669)	$(17,232)	$(40,486)

(1)
The three months ended September 30, 2023, includes $4.8 million of interest income, a $3.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $2.8 million of currency losses on acquisition-related intercompany loans. The three months ended September 30, 2022, includes $6.8 million currency losses on acquisition-related intercompany loans, a $2.2 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $1.7 million of interest income. The nine months ended September 30, 2023, includes $11.7 million of interest income, a $4.5 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $0.3 million of currency gains on acquisition-related intercompany loans. The nine months ended September 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $13.7 million of currency losses on acquisition-related intercompany loans, a $7.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $2.0 million of interest income.

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

Results of operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands)	2023	2022	%	2023	2022	%
Revenue:
Software	$119,077	$103,765	15%	$394,041	$361,555	9%
Software related services	6,517	6,706	(3%)	20,281	23,143	(12%)
Total software and related services	125,594	110,471	14%	414,322	384,698	8%
Client engineering services	7,126	7,355	(3%)	22,936	22,414	2%
Other	1,283	1,525	(16%)	3,940	4,676	(16%)
Total revenue	134,003	119,351	12%	441,198	411,788	7%
Cost of revenue:
Software	16,772	15,604	7%	53,642	50,014	7%
Software related services	5,251	5,240	0%	16,175	16,739	(3%)
Total software and related services	22,023	20,844	6%	69,817	66,753	5%
Client engineering services	5,930	5,835	2%	19,321	18,390	5%
Other	1,133	1,230	(8%)	3,480	3,892	(11%)
Total cost of revenue	29,086	27,909	4%	92,618	89,035	4%
Gross profit	104,917	91,442	15%	348,580	322,753	8%
Operating expenses:
Research and development	51,598	53,092	(3%)	160,126	150,608	6%
Sales and marketing	44,069	41,352	7%	132,543	120,345	10%
General and administrative	17,218	18,258	(6%)	53,791	54,054	(0%)
Amortization of intangible assets	7,704	6,571	17%	23,143	18,682	24%
Other operating (income) expense, net	(4,408)	(2,835)	55%	1,324	(9,383)	NM
Total operating expenses	116,181	116,438	(0%)	370,927	334,306	11%
Operating loss	(11,264)	(24,996)	(55%)	(22,347)	(11,553)	93%
Interest expense	1,529	1,566	(2%)	4,583	2,851	61%
Other (income) expense, net	(1,890)	2,107	NM	(9,698)	26,082	NM
Loss before income taxes	(10,903)	(28,669)	(62%)	(17,232)	(40,486)	(57%)
Income tax (benefit) expense	(6,541)	4,579	NM	11,369	15,008	(24%)
Net loss	$(4,362)	$(33,248)	(87%)	$(28,601)	$(55,494)	(48%)
Other financial information:
Billings(1)	$124,389	$122,939	1%	$435,671	$419,698	4%
Adjusted EBITDA(2)	$15,454	$6,829	126%	$75,565	$69,859	8%
Net cash provided by operating activities				$105,656	$26,534	NM
Free cash flow(3)				$97,774	$19,813	NM

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

Change in Classification of Indirect Costs

As indicated in Note 1 to the Consolidated Financial Statements, beginning in the first quarter of 2023, we refined the classification of certain indirect costs to reflect the way we are now reviewing the information in decision making and to improve comparability with peers. These indirect costs include certain IT, facilities, and depreciation expenses that were previously reported primarily in General and administrative expense. These indirect costs have now been reclassified to Research and development, Sales and marketing, and General and administrative expenses based on global headcount. We believe this refined methodology better reflects the nature of the costs and financial performance of the Company.

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

Three months ended September 30, 2023 and 2022

Revenue

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software revenue	$119,077	$103,765	$15,312	15%
As a percent of software segment revenue	95%	94%
As a percent of consolidated revenue	89%	87%

Software revenue increased 15%, or 15% in constant currency, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in aerospace, defense, technology and automotive verticals.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software related services revenue	$6,517	$6,706	$(189)	(3%)
As a percent of software segment revenue	5%	6%
As a percent of consolidated revenue	5%	6%

Software related services revenue decreased 3% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease was the result of lower customer demand for these services.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Client engineering services revenue	$7,126	$7,355	$(229)	(3%)
As a percent of consolidated revenue	5%	6%

CES revenue decreased 3% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease was the result of lower customer demand for CES services, but has stabilized in the current year compared to the year-over-year declines in the prior year.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other revenue	$1,283	$1,525	$(242)	(16%)
As a percent of consolidated revenue	1%	1%

The 16% decrease in other revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was due to reduced sales by toggled, our LED lighting business.

Cost of revenue

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software revenue	$16,772	$15,604	$1,168	7%
As a percent of software revenue	14%	15%
As a percent of consolidated revenue	13%	13%

Cost of software revenue increased $1.2 million, or 7%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Employee compensation and related expense increased $0.9 million and royalty expense increased $0.7 million for the three months ended September 30, 2023. These increases were partially offset by a decrease in hardware costs of $0.4 million.

Software related services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software related services revenue	$5,251	$5,240	$11	0%
As a percent of software related services revenue	81%	78%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue remained consistent for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Client engineering services

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of client engineering services revenue	$5,930	$5,835	$95	2%
As a percent of client engineering services revenue	83%	79%
As a percent of consolidated revenue	4%	5%

Cost of CES revenue remained consistent for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of other revenue	$1,133	$1,230	$(97)	(8%)
As a percent of other revenue	88%	81%
As a percent of consolidated revenue	1%	1%

Cost of other revenue declined for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to lower volume sales.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Gross profit	$104,917	$91,442	$13,475	15%
As a percent of consolidated revenue	78%	77%

Gross profit increased by $13.5 million, or 15%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Research and development	$51,598	$53,092	$(1,494)	(3%)
As a percent of consolidated revenue	39%	44%

Research and development expenses decreased by $1.5 million, or 3%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Stock-based compensation expense decreased $2.4 million for the three months ended September 30, 2023, which was partially offset by an increase in employee compensation and related expense of $0.6 million, primarily due to annual merit increases and increased headcount as a result of acquisitions, and an increase in software maintenance and other IT related expenses of $0.3 million.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Sales and marketing	$44,069	$41,352	$2,717	7%
As a percent of consolidated revenue	33%	35%

Sales and marketing expenses increased by $2.7 million, or 7%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Employee compensation and related expense increased $4.0 million, primarily due to annual merit increases and increased headcount, and travel costs increased $0.3 million for the three months ended September 30, 2023. These increases were partially offset by decreases in stock-based compensation, non-employee sales commissions, and cloud hosting and software maintenance expense of $0.9 million, $0.4 million and $0.2 million, respectively.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
General and administrative	$17,218	$18,258	$(1,040)	(6%)
As a percent of consolidated revenue	13%	15%

General and administrative expenses decreased by $1.0 million, or 6%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Professional fees decreased $1.8 million and travel costs decreased $0.4 million for the three months ended September 30, 2023. These decreases were partially offset by increases in stock-based compensation and non-income tax of $1.0 million and $0.4 million, respectively.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Amortization of intangible assets	$7,704	$6,571	$1,133	17%
As a percent of consolidated revenue	6%	6%

Amortization of intangible assets increased by $1.1 million, or 17%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Amortization of intangible assets increased primarily as a result of recent acquisitions.

Other operating income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other operating income, net	$(4,408)	$(2,835)	$1,573	55%
As a percent of consolidated revenue	(3%)	(2%)

Other operating income, net increased $1.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. We recognized a $3.5 million gain on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition for the three months ended September 30, 2023, compared to a $2.2 million gain in the prior year quarter.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Interest expense	$1,529	$1,566	$(37)	(2%)
As a percent of consolidated revenue	1%	1%

Interest expense remained consistent for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Other (income) expense, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other (income) expense, net	$(1,890)	$2,107	$3,997	NM
As a percent of consolidated revenue	(1%)	2%

Other (income) expense, net was $1.9 million of income for the three months ended September 30, 2023, compared to $2.1 million of expense for the three months ended September 30, 2022. Interest income increased $3.1 million and foreign currency losses decreased $0.9 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Income tax expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Income tax (benefit) expense	$(6,541)	$4,579	$(11,120)	NM

The effective tax rate was 60% and -16% for the three months ended September 30, 2023 and 2022, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in the effective tax rate for the three months ended September 30, 2023 as compared to September 30, 2022, was primarily attributable to the effects of tax elections we made during the quarter. Our effective tax rates for the three months ended September 30, 2023 and 2022, also include net discrete benefit of $4.4 million and net discrete expense of $0.9 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Net loss	$(4,362)	$(33,248)	$(28,886)	(87%)

Net loss decreased by 28.9 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The decrease in net loss for the three months ended September 30, 2023, was largely attributable to the increase in software revenue and interest income and decrease in income tax expense, as described above.

Nine months ended September 30, 2023 and 2022

Revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software revenue	$394,041	$361,555	$32,486	9%
As a percent of software segment revenue	95%	94%
As a percent of consolidated revenue	89%	88%

Software revenue increased 9%, or 11% in constant currency, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in aerospace, defense, technology and automotive verticals.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Software related services revenue	$20,281	$23,143	$(2,862)	(12%)
As a percent of software segment revenue	5%	6%
As a percent of consolidated revenue	5%	6%

Software related services revenue decreased 12% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This decrease was the result of lower customer demand for these services.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Client engineering services revenue	$22,936	$22,414	$522	2%
As a percent of consolidated revenue	5%	5%

CES revenue increased 2% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Customer demand for CES has stabilized in the current year compared to the year-over-year declines in the prior year.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other revenue	$3,940	$4,676	$(736)	(16%)
As a percent of consolidated revenue	1%	1%

The 16% decrease in other revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was due to reduced sales by toggled, our LED lighting business.

Cost of revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software revenue	$53,642	$50,014	$3,628	7%
As a percent of software revenue	14%	14%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased $3.6 million, or 7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Stock-based compensation expense increased $1.5 million, employee compensation and related expense increased $1.2 million, royalty expense increased $0.6 million, travel costs increased $0.5 million, and third-party sales commissions increased $0.4 million for the nine months ended September 30, 2023. These increases were partially offset by a decrease in hardware costs of $0.6 million.

Software related services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of software related services revenue	$16,175	$16,739	$(564)	(3%)
As a percent of software related services revenue	80%	72%
As a percent of consolidated revenue	4%	4%

Cost of software related services revenue decreased $0.6 million, or 3%, for nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was due to a decrease in employee-related expense, partially offset by an increase in project-related costs.

Client engineering services

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of client engineering services revenue	$19,321	$18,390	$931	5%
As a percent of client engineering services revenue	84%	82%
As a percent of consolidated revenue	4%	4%

Cost of CES revenue increased $0.9 million, or 5%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, consistent with the increase in CES revenue.

Other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Cost of other revenue	$3,480	$3,892	$(412)	(11%)
As a percent of other revenue	88%	83%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 11% for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, due to lower volume sales.

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Gross profit	$348,580	$322,753	$25,827	8%
As a percent of consolidated revenue	79%	78%

Gross profit increased by $25.8 million, or 8%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Research and development	$160,126	$150,608	$9,518	6%
As a percent of consolidated revenue	36%	37%

Research and development expenses increased by $9.5 million, or 6%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Employee compensation and related expense increased $7.3 million, primarily due to annual merit increases and increased headcount as a result of acquisitions, software maintenance and other IT related expense increased $1.7 million, depreciation expense increased $0.5 million, and travel costs increased $0.4 million for the nine months ended September 30, 2023. These increases were partially offset by a decrease in consulting fees of $0.3 million.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Sales and marketing	$132,543	$120,345	$12,198	10%
As a percent of consolidated revenue	30%	29%

Sales and marketing expenses increased by $12.2 million, or 10%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Employee compensation and related expense increased $10.7 million, primarily due to annual merit increases and increased headcount, travel costs increased $1.2 million, facilities costs and depreciation expense increased $0.5 million and advertising and trade show related expenses increased $0.3 million for the nine months ended September 30, 2023. These increases were partially offset by a decrease in non-employee sales commissions and stock-based compensation expense of $0.5 million and $0.4 million, respectively.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
General and administrative	$53,791	$54,054	$(263)	(0%)
As a percent of consolidated revenue	12%	13%

General and administrative expenses decreased by $0.3 million, or less than 1%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Professional fees decreased $3.2 million, employee compensation and related expense decreased $0.8 million, and travel costs decreased $0.6 million for the nine months ended September 30, 2023. These decreases were partially offset by increases in stock-based compensation expense, non-income tax expense, charitable contributions, and software maintenance and other IT related expenses of $2.8 million, $0.7 million, $0.5 million, and $0.3 million, respectively.

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Amortization of intangible assets	$23,143	$18,682	$4,461	24%
As a percent of consolidated revenue	5%	5%

Amortization of intangible assets increased by $4.5 million, or 24%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Amortization of intangible assets increased as a result of recent acquisitions.

Other operating expense (income), net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other operating expense (income), net	$1,324	$(9,383)	$10,707	NM
As a percent of consolidated revenue	0%	(2%)

Other operating expense (income), net increased $10.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. We recognized a $4.5 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition for the nine months ended September 30, 2023, compared to a $7.5 million gain for the nine months ended September 30, 2022. This loss was partially offset by a $1.2 million increase in grant income for the nine months ended September 30, 2023.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Interest expense	$4,583	$2,851	$1,732	61%
As a percent of consolidated revenue	1%	1%

Interest expense increased $1.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Interest expense increased as a result of the interest costs on the 2027 Notes which were issued in June 2022.

Other (income) expense, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Other (income) expense, net	$(9,698)	$26,082	$35,780	NM
As a percent of consolidated revenue	(2%)	6%

Other (income) expense, net was $9.7 million of income for the nine months ended September 30, 2023, compared to $26.1 million of expense for the nine months ended September 30, 2022. Other (income) expense, net for the nine months ended September 30, 2023, includes $11.7 million of interest income and $2.0 million in net foreign currency losses. Other (income) expense, net for the nine months ended September 30, 2022, includes $16.6 million expense on the repurchase of a portion of our 2024 Notes, $11.4 million in net foreign currency losses and $2.0 million of interest income.

Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Income tax expense	$11,369	$15,008	$(3,639)	(24%)

The effective tax rate was -66% and -37% for the nine months ended September 30, 2023 and 2022, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rates for the nine months ended September 30, 2023 and 2022, also include net discrete expense of $7.2 million and $4.3 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net loss

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2023	2022	$	%
Net loss	$(28,601)	$(55,494)	$(26,893)	(48%)

Net loss was $28.6 million and $55.5 million for the nine months ended September 30, 2023 and 2022, respectively. The net loss for the nine months ended September 30, 2023, was largely attributable to the increase in operating expenses and a loss on the mark-to-market adjustment of contingent consideration, partially offset by the increase in software revenue and interest income, and decreases in foreign exchange losses and income tax expense as described above. The net loss for the nine months ended September 30, 2022 included expense recognized on the repurchase of a portion of our 2024 Notes, foreign currency losses and a gain on the mark-to-market adjustment of contingent consideration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Other financial data:
Billings	$124,389	$122,939	$435,671	$419,698
Adjusted EBITDA	$15,454	$6,829	$75,565	$69,859
Free Cash Flow			$97,774	$19,813

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$134,003	$119,351	$441,198	$411,788
Ending deferred revenue	138,933	116,540	138,933	116,540
Beginning deferred revenue	(148,547)	(112,926)	(144,460)	(106,032)
Deferred revenue acquired	—	(26)	—	(2,598)
Billings	$124,389	$122,939	$435,671	$419,698

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(4,362)	$(33,248)	$(28,601)	$(55,494)
Income tax (benefit) expense	(6,541)	4,579	11,369	15,008
Stock-based compensation expense	20,526	22,710	66,423	62,524
Interest expense	1,529	1,566	4,583	2,851
Depreciation and amortization	9,783	8,273	29,271	24,092
Special adjustments, interest income and other (1)	(5,481)	2,949	(7,480)	20,878
Adjusted EBITDA	$15,454	$6,829	$75,565	$69,859

(1)
The three months ended September 30, 2023, includes $4.8 million of interest income, a $3.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $2.8 million of currency losses on acquisition-related intercompany loans. The three months ended September 30, 2022, includes $6.8 million currency losses on acquisition-related intercompany loans, a $2.2 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $1.7 million of interest income. The nine months ended September 30, 2023, includes $11.7 million of interest income, a $4.5 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $0.3 million of currency gains on acquisition-related intercompany loans. The nine months ended September 30, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $13.7 million of currency losses on acquisition-related intercompany loans, a $7.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $2.0 million of interest income.

Free Cash Flow

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities (1)	$105,656	$26,534
Capital expenditures	(7,882)	(6,721)
Free cash flow (1)	$97,774	$19,813

(1)
The nine months ended September 30, 2022, includes $65.9 million payment for a damages judgment assumed as part of an acquisition in December 2021.

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

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. For the nine months ended September 30, 2023 and 2022, our recurring software license rate was 94% and 93%, respectively. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of September 30, 2023, our principal sources of liquidity were $431.2 million in cash and cash equivalents and $200.0 million availability on our credit facility. We have outstanding debt in the form of our 2027 and 2024 convertible notes (“Convertible Notes”) with a $311.8 million principal amount as of September 30, 2023.

For at least twenty trading days during the last thirty consecutive trading days in the quarter ended September 30, 2023, the last reported sale price of the Company’s Class A common stock was greater than or equal to 130% of the conversion price of the 2024 Notes. As a result, the 2024 Notes were convertible at the option of the holders and were classified as current liabilities on the consolidated balance sheet as of September 30, 2023.

During the period ended September 30, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2023.

We have the ability to settle the Convertible Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

On May 31, 2023, our Board approved an increased authorization under our existing stock repurchase program from $50.0 million to $75.0 million of our common stock. During the nine months ended September 30, 2023, under our stock repurchase program, we repurchased and retired 91,273 shares of our Class A Common Stock at an average price of $46.63 per share for a total cost of approximately $4.3 million. As of September 30, 2023, approximately $49.1 million remained available for repurchase under the program.

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

Revolving credit facility

We have a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”). As of September 30, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions. As of September 30, 2023, we were in compliance with the financial covenants.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Cash flows

As of September 30, 2023, we had cash and cash equivalents of $431.2 million available for working capital purposes, acquisitions, and capital expenditures; $324.5 million of this amount was held in the United States and $100.5 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$105,656	$26,534
Net cash used in investing activities	(13,569)	(151,173)
Net cash provided by financing activities	24,970	35,152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,599)	(12,142)
Net increase (decrease) in cash, cash equivalents and restricted cash	$114,458	$(101,629)

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2023, was $105.7 million, which reflects an increase of $79.1 million compared to the nine months ended September 30, 2022. This increase was the result of a $65.9 million payment in the prior year on an existing legal judgment against World Programming, and an improvement in our operating results for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2023, was $13.6 million, which reflects a decrease of $137.6 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we paid $96.5 million for the acquisition of RapidMiner, and an additional $42.2 million related to other business acquisitions and investments.

Net cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 30, 2023, was $25.0 million, which reflects a decrease of $10.2 million compared to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, we received proceeds of $25.5 million from the exercise of common stock options and made payments of $6.3 million for the repurchase of our Class A common stock. For the nine months ended September 30, 2022, we received aggregate proceeds of $224.3 million from the issuance of our 2027 Notes, net of certain discounts and commissions, partially offset by $192.4 million proceeds used for the repurchase of a portion of our 2024 Notes, and made payments of $4.4 million for the repurchase of our Class A common stock.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There were adverse effects of exchange rate changes on cash, cash equivalents and restricted cash of $2.6 million and $12.1 million, respectively, for the nine months ended September 30, 2023 and September 30, 2022.

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

As of September 30, 2023, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027. In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 of which $81.8 million aggregate principal amount remains outstanding as of September 30, 2023. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of September 30, 2023, we had cash, cash equivalents and restricted cash of $431.4 million, consisting primarily of bank deposits and money market funds. As of September 30, 2023, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

World Programming

We acquired World Programming Limited and a related company (collectively, “World Programming”) in December 2021.

In 2018, SAS Institute, Inc. (“SAS”) filed litigation in the United States District Court for the Eastern District of Texas (the “Texas Court”) asserting that World Programming infringed SAS copyrights and patents. SAS voluntarily dismissed with prejudice its patent claims, and the Texas Court entered judgment in favor of World Programming on the copyright claims. SAS appealed the Texas Court judgment to the United States Court of Appeals for the Federal Circuit (the “Court of Appeals”). Oral arguments were held before the Court of Appeal on January 13, 2022. On April 6, 2023, the Court of Appeals issued its decision in favor of World Programming by affirming the Texas Court’s dismissal of SAS’s copyright claims. On September 3, 2023, the Company was notified that SAS elected not to file its petition for a writ of certiorari within the period in which SAS was eligible to file such petition. With such period having expired, the judgment of the Texas Court in favor of World Programming is now final and closed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2023, in connection with our asset purchase agreement with XLDyn, LLC, (“XLDyn”) we agreed to issue to the stockholders of XLDyn, an aggregate of 2,992 shares of the Company’s Class A Common Stock, par value $0.0001 per share, with 997 shares issuable on each of October 18, 2023 and January 18, 2024, and 998 shares issuable on April 18, 2024, subject to potential reduction in certain circumstances. All shares are subject to customary securities law restrictions on transferability. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. XLDyn existing stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

No.	Description

10.1*	Executive Severance Agreement, dated as of July 25, 2023, by and between Ravi Kunju and the Company

31.1*	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

ALTAIR ENGINEERING INC.

Date: November 2, 2023	By:	/s/ James R. Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)