Form 10-K
period 2023-12-31
Altair Engineering Inc.
filed 2024-02-22
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $4.1 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 14, 2024, there were 55,785,000 shares of the registrant’s Class A common stock outstanding and 26,704,000 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALTAIR ENGINEERING INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

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
•
the significant quarterly fluctuations of our results; and
•
the uncertain effect of cyberattacks, data security incidents, or future pandemics or events on our business, operating results and financial condition, including disruption to our customers, our employees, the global economy and financial markets.

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

PART I

Item 1. Business

General

Altair Engineering Inc. (“Altair,” the “Company,” “we,” “us” or “our”) is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. We deliver software and cloud solutions in the areas of simulation and design, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Our products and services leverage computational intelligence to drive innovation for a more connected, safe, and sustainable future.

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

We believe a critical component of our success has been our company culture, based on our core values of innovation, envisioning the future, communicating honestly and broadly, seeking technology and business firsts, and embracing diversity and risk-taking. This culture is important because it helps attract and retain top talent, encourages innovation and teamwork, and enhances our focus on achieving Altair’s corporate objectives.

Products

Rising expectations of end-market customers are expanding the use of advanced simulation, data analytics, and AI across many industry verticals. Altair’s thirty-nine year heritage is in solving some of the most challenging problems faced by engineers and scientists. We help companies use digital twins, intelligent models, and the convergence of simulation, HPC, and AI to predict and optimize system outcomes.

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

We are a leading provider of AI technology for data preparation, data science, MLOps, data management, and visualization. BFSI customers as well as finance and engineering departments in various industries including manufacturing, retail, and life sciences use our software to capture disparate data streams and apply analytics to make more informed business decisions.

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
•
High Performance and Cloud Computing
•
Data Analytics, AI, IoT, and Smart Product Development

Altair and Altair partner applications are also available through Altair One, our modern, secure, cloud innovation gateway, to download software, execute interactive applications or batch compute intensive jobs. Altair One also enables users to easily create and access compute clusters on the fly, manage files and data between the cloud and on-prem storage, and develop web applications.

Physics Simulation and Concept Design

Altair’s design, modeling, and visualization tools allow for advanced physics attributes to be modeled and rendered on top of object geometry in high fidelity. These tools are becoming more integrated, user friendly, design-centric and relevant earlier in the development process.

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

We believe the breakthrough technology of SimSolid is game-changing and delivers extremely easy to model, fast, and accurate simulation results for complex designs. SimSolid is especially relevant for simulation-driven design and seeing rapid adoption in many customer environments. We are investing significantly in SimSolid and have released numerous new features and solution types including non-linear structural and thermal analysis. We are increasingly targeting SimSolid to address complex simulations in the electronic systems market for printed circuit boards and semiconductors.

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

Going forward, we believe that development lifecycles will include digital replicas of complex processes, services and physical assets and systems, or what is known as “digital twins,” which leverage the convergence of simulation and AI and are essential to creating better products, marketing them efficiently, and optimizing their performance. In our view, AI technology is transforming engineering design and process development, leveraging both synthetic data from simulations and rapidly growing databases of sensor data from field operations. Altair’s customers are using AI not only to create better products but also to lower scrap rates, reduce warranty issues, and derive other business benefits.

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

Software products in the APA include technologies ranging from computational fluid dynamics and fatigue to manufacturing process simulation and cost estimation, with applications specific to industry verticals including automotive, marine, motorcycles, aerospace, chemicals, and architecture. Altair plans to continue to add valuable third-party software solutions to empower innovation with comprehensive enterprise analytic and data analytics tools.

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

We operate our CES business by hiring engineering talent, IT professionals and data scientists for placement at a customer site for specific customer-directed assignments. We employ and pay them only for the duration of the placement.

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

Our research and development initiatives foster a culture of innovation within the organization, helping us attract and retain a highly motivated team. Altair’s research and development team consists of approximately 1,400 people worldwide. We maintain research and development centers with specific technical expertise in several geographies throughout the Americas, Asia-Pacific, Europe, the Middle East and Africa.

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

Approximately 86% of our 2023 software revenue was generated through our direct global sales force. These sales teams interact with key decision makers, engage deeply with users of our products by leveraging a team of Altair’s technical specialists, and work with user-group managers and executives to ensure they are maximizing the utility of our software solutions. We have been expanding our direct sales team including our inside sales operations aggressively to reach more customers and market verticals.

Our direct sales force is responsible for developing new customers, ensuring high recurring rates from our existing customers, and expanding the use of Altair and partner products within customers’ environments through continuous training, support, and consulting engagements. Each of our field sales professionals are supported by technical specialists with deep knowledge of our products and the broader product development domain. We believe this approach differentiates Altair from our competitors, as our focus on establishing a strong working relationship with the user community has led to expanded usage of Altair and APA partner products. Our direct sales force is organized by vertical markets and geographic regions, consisting of Americas, EMEA, and APAC.

We leverage indirect sales channels especially in APAC and Eastern Europe and have been investing to extend our reseller relationships in all markets. Approximately 14% of our 2023 software revenue was generated through our growing network of indirect channel partners, resellers, and system integrators.

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

Altair pioneered Altair Units, a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with more than 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 91% over the past five years. Historically, approximately 60% of new software revenue comes from expansion within existing customers.

Marketing

Altair’s global marketing team of approximately 100 people is focused on generating new business opportunities by driving awareness, deepening customer engagement, and developing content specific to technical fields and industry verticals. Our corporate marketing programs include social media, earned media, publications, blogs, white papers and case studies. Our regional marketing program supports working relationships with our user community through education, participation in local industry events, Altair technical conferences, and webinars.

We provide marketing support to our ecosystem of resellers and third-party technology partners on both a corporate and regional level.

In order to continue to drive growth and extend our market position, we intend to continue to invest significant resources into our marketing initiatives.

Customers

As of December 31, 2023, we had more than 13,000 customers worldwide. Our simulation and HPC customers are primarily large manufacturing enterprises, with a growing presence in small and mid-size companies. Our data analytics and AI customers include banks, credit unions, BFSI, and health care organizations along with finance and engineering departments across most industries including manufacturing.

Automotive and aerospace represent our largest industries, including 15 of the world’s leading automotive manufacturers and 10 of the world’s leading aerospace manufacturers. Other important industries include technology, BFSI, heavy machinery, rail and ship design, energy, government, life and earth sciences, and consumer electronics. No single customer, nor any of our resellers and OEMs, accounted for more than 2% of our 2023 software billings. In 2023, 36%, 31% and 33% of our software billings were attributed to the Americas, EMEA, and APAC, respectively. Our global billings allocation is based on usage across each geography. Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period, and is discussed under Non-GAAP Financial Measures included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

As of December 31, 2023, we have 290 issued patents worldwide and 15 published patent applications worldwide. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. Additionally, we are the registered holder of a variety of trademarks and domain names that include “Altair” and similar variations.

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

Employees

As of December 31, 2023, we had more than 3,200 in-house employees and more than 200 on-site Client Engineering Services employees globally. More than two-thirds of our employees are in the United States, India, Germany and UK. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In some of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these councils. We have never experienced a work stoppage and we believe our employee relations are collaborative. We continually recruit for top talent and invest in our global workforce to fuel diversity, professional and personal growth, and innovation.

Diversity

We believe that empowering each individual's authentic voice encourages an entrepreneurial mindset. We have worked to create a culture of inclusion where diversity and experiences are embraced and essential to our success and long-term growth. We recognize and believe that everyone deserves respect and equal treatment. We believe that we comply in all material respects with all applicable U.S. Federal, state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. Our goal is to assure that all applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability, or protected status.

We are proud to offer employee resource groups (ERGs) and Special interest groups that promote diversity and inclusion at Altair and within our communities, including:

•
Altair Black Employee Resource Group (ABERN) - Established to collaborate with allies in mentorship, outreach, and professional development opportunities within Altair while supporting recruitment and retention efforts of black employees in Altair. ABERN is committed to engaging Altairians from around the world to support this goal.
•
Altair's Women in Technology (WiT) - Develops and empowers women at Altair and amplifies their unique perspectives, ideas, and experiences to establish a more diverse, more inclusive workplace. We are committed to attracting top talent and ensuring each and every woman at Altair can reach her full potential.
•
Special Interest Groups - Encourage employees to follow their hobbies, special interests including sports, culture & performing arts, and technology.

Human capital

We monitor human capital metrics such as recruitment, attrition, learning & development, and diversity. Our strong brand, innovative product portfolio, cross-industry expertise, and culture support our ability to recruit and retain top talent. Our executive staff, including our CEO, are highly engaged with our workforce through podcasts, town halls, and other methods of outreach enabled by the accelerated adoption of virtual communication platforms and face-to-face engagement.

Altair’s culture has historically embraced flexible work arrangements. Whenever possible, our employees are given the opportunity and flexibility to schedule their own working hours and work-from-home schedule within the limitations set by our management in order to meet our goals and objectives. This program operates on a goal-oriented basis and is constructed on mutual trust between employees and their managers. We believe in trusting our employees, by offering them with flexibility on work arrangements so they embrace and maintain work life balance, while continuing to be productive.

To attract, retain and motivate the best talent, we offer competitive total rewards programs, including market-competitive compensation, health & wellness programs, paid time off, parental leave, tuition assistance, employee training & development, and mentoring programs.

We seek to provide market competitive health & wellness programs across all of our global locations. Our goal is to offer best health practices to help guide wellness decisions and encourage our employees to achieve a healthy, sustainable lifestyle. We do so by fostering health & wellness through education, preventative care, comprehensive benefits programs and support. Ensuring compassion, approachability, and confidentiality in our health & wellness communication and care is very important. Our benefit programs are designed and maintained locally with intelligence from local market trends and employee feedback. The effectiveness and competitiveness of these programs is measured and monitored annually. In addition to our health & benefit program, we also provide virtual health and wellness programs, such as meditation, mental health tips, and information sessions by medical professionals.

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

We have in place, and seek to continuously improve, a comprehensive system of security controls, managed by a dedicated staff. Periodically, we engage the services of third parties to perform security penetration testing and may update our security controls in response. We also provide our staff with regular security risk awareness, education, and training. Despite these efforts computer viruses, hackers, employee misuse or misconduct, and other internal or external hazards including natural disasters could expose our data systems to security breaches, cyberattacks, or other disruptions.

We have incident response and business continuity plans for our operations. Our recovery plans include arrangements with our off-site secure data centers and cloud infrastructure. We believe we will be able to utilize these plans to efficiently recover key system functionality in the event that our primary systems are unavailable.

Sustainability and environment

As the world is demanding safer, more efficient, and innovative products and processes, our vision is to help customers drive decisions leveraging the convergence of simulation, HPC, and AI. By helping our customers, we help to reduce the environmental impact of goods and services across a broad array of industries worldwide. Altair published its most recent sustainability report in April 2023.

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

•
Enabling structural optimization to inspire and refine product designs that minimize material usage and maximize performance

•
Conducting HPC workload management to ensure efficiency of energy usage and run time
•
Utilizing simulation- and AI-driven innovation to rapidly develop products, processes, and experiences in a virtual world without the carbon and waste impact of multiple physical prototypes
•
Supporting additive manufacturing and other advanced manufacturing techniques to embody the most optimal designs developed from simulation methodologies at the lowest cost
•
Offering cloud-based applications which allow efficiently scaled shared infrastructure to be used by multiple organizations, thus eliminating countless independent compute server installations, and giving access to a broad range of applications relevant to sustainable design

We also are committed to conducting our business in a manner that manages environmental issues responsibly. We fulfill this commitment by our efforts to:

•
Comply with local environmental regulations across all our global offices
•
Conduct operations in an environmentally sound manner
•
Manage our supply chains toward appropriate environmental practices

Acquisitions

We have acquired 51 companies or strategic technologies since 1996, including 22 in the last five years. These acquisitions brought strategic IP assets, and talented developers with expertise in disciplines in the areas of electronics, material science, crash and safety, manufacturing simulation, industrial design, photorealistic rendering and data analytics. Products that are commercially available as a result of these acquisitions include Altair PBS Works, Radioss, Evolve, AcuSolve, SimLab, Embed, Multiscale Designer, FEKO, FLUX, Thea Render, SmartWorks, ESAComp, SimSolid, Monarch, Panopticon, EDEM, PollEx, PolyFoam, Grid Engine, Mistral, Breeze, S-FRAME, Altair SLC (formerly WPS Analytics), EEvision, StarVision, RapidMiner, Genesis, and OmniV.

During 2023 we acquired the following:

•
OmniQuest: In September 2023, we acquired OmniQuest, a Michigan based optimization software company. OmniQuest's flagship product, Genesis, is an advanced structural analysis and optimization software that uses the finite element to solve problems with many variables and constraints. OmniQuest will enhance Altair's optimization leadership in the market driving lightweight and structurally efficient designs across the globe.
•
OmniV: In July 2023, we acquired the OmniV technology from XLDyn, LLC. OmniV is a vendor agnostic MBSE requirements management solution. This technology will enhance Altair's ability to engage in projects involving digital twins, simulation data management, and engineering data analytics.

For further information about our acquisitions, see Note 4 of the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Seasonal variations

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software and services. Many customers make purchase decisions based on their fiscal year budgets, which often coincide with the calendar year. These seasonal trends materially affect the timing of our cash flows, as license fees become due at the time the license term commences based upon agreed payment terms that customers may not adhere to. As a result, new and renewal licenses have been concentrated in the first and fourth quarter of the year, and our cash flows from operations have been highest in the first and second quarter of the succeeding fiscal year.

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

Unless the context otherwise requires, the terms “Altair,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Altair Engineering Inc. and its subsidiaries. The Altair design logo and the marks “OptiStruct,” “RADIOSS,” “AcuSolve,” “FEKO,” “Flux,” “WinProp,” “Multiscale Designer,” “HyperStudy,” “HyperMesh,” “HyperView,” “SimLab,” “HyperCrash,” “HyperGraph,” “Inspire,” “solidThinking Evolve,” “Thea Render,” “Altair PBS Works,” “Altair PBS Professional,” “Altair PBS Cloud,” “MotionView,” “MotionSolve,” “Altair PBS Access,” “SimSolid,” “Knowledge Studio,” “Monarch,” “Panopticon,” “EDEM,” “PollEx,” “P-FRAME,” “S-FRAME,” “World Programming,” "RapidMiner," "Genesis," "OmniV," and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property.

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
•
the impact of any product liability claims or other legal proceedings: and
•
the impact of the development and use of AI and machine learning in our offerings.

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
•
the impact of global conditions outside our control;
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

An adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, rapid technological obsolescence, excessive inflation, rising interest rates, prolonged disruptions in one or more of our automotive customers’ production schedules, supply disruptions, or labor disturbances, that results in a significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

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

A key element of our strategy is to focus on innovation and invest significantly in research and development to create new software and enhance our existing software to address additional applications and serve new markets, both internally and through acquisitions. Research and development projects can be technically challenging and expensive, and there may be delays between the time we incur expenses and the time we are able to generate revenue, if any. Anticipated customer demand for any software we may develop could decrease after the development cycle has commenced, and we could be unable to avoid costs associated with the development of any such software. If we expend a significant amount of resources on research and development and our efforts do not lead to the timely introduction or improvement of software that is competitive in our current or future markets, it could harm our business. Our development could be limited by government regulations affecting who we can hire, and what markets we can serve.

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
•
foreign exchange risk;
•
import, export and sanctions restrictions and changes in trade regulation and agreements, including increased government limitations concerning sharing technology, end use , and end users and possible foreign government retaliation;
•
sales and customer service challenges associated with operating in different countries;
•
enhanced difficulties of integrating foreign acquisitions;
•
difficulties in staffing and managing foreign operations and working with foreign partners;
•
different pricing environments, longer sales cycles, longer accounts receivable payment cycles, and collections issues;
•
compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including the Committee on Foreign Investment in the United States (CFIUS), the Foreign Corrupt Practices Act of 1977 (FCPA), employment, ownership, trade, tax, privacy and data protection and artificial intelligence laws and regulations;
•
limitations on enforcement of intellectual property rights;
•
more restrictive or otherwise unfavorable government regulations affecting U.S. entities;
•
increased financial accounting and reporting burdens and complexities;
•
restrictions on the transfer of funds;
•
withholding and other tax obligations on remittance and other payments made by our subsidiaries; and
•
unstable regional, economic and political conditions.

Our inability to manage any of these risks successfully, or to comply with these laws and regulations, could reduce our sales, affect our innovation and development and harm our business.

If we are unable to match engineers to open positions in our CES business or are otherwise unable to grow our CES business, our revenue could be adversely affected.

We operate our client engineering services business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, CES staff to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 5% of our total revenues for each of the years ended December 31, 2023 and 2022. Some of our customers satisfy their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into, or remain in, the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified CES staff because of competitive factors, export controls or immigration laws, or otherwise fail to match CES staff to open customer positions, our revenue may be adversely affected.

Our sales to government agencies and their suppliers may be subject to reporting and compliance requirements.

Our customers include agencies of the various governments, including, but not limited to the United States, and their suppliers of products and services. These customers may procure our software and services through various governments’ mandated procurement regulations. Because of governmental reporting and compliance requirements, we may incur unexpected costs or required supply chain changes and limitations. Government agencies and their suppliers may have statutory, contractual or other legal rights to terminate contracts for convenience or due to a default, and any such termination may adversely affect our future operating results.

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

Under the Generally Accepted Accounting Principles ("GAAP"), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2023 and 2022, respectively, we had $458.1 million and $449.0 million of goodwill and $83.6 million and $107.6 million of other intangible assets—net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

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

Issues in the development and use of AI and machine learning in our offerings, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse effects to our business and operating results.

We incorporate machine learning and AI technologies in our offerings and business, and we are making investments in expanding our AI capabilities in our products, services, and tools, including ongoing deployment and improvement of existing machine learning and AI technologies. AI technologies are complex and rapidly evolving. We face significant competition from other companies as well as an evolving and uncertain regulatory landscape in relation to these technologies and “big data.” For example, our machine learning, big data, and AI-related initiatives may give rise to risks related to harmful content, accuracy, bias, discrimination, toxicity, intellectual property infringement or misappropriation, defamation, data privacy, and cybersecurity, among others. The development, adoption, introduction, and use of AI technologies in new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. There are operational risks as well. For example, the algorithms that we or our licensors use may be flawed or may be based on datasets that are biased or insufficient. Similarly, any latency, disruption, or failure in our machine learning and AI technologies or infrastructure could result in delays or errors in our offerings.

Uncertainty around new and emerging AI technologies may require additional investment and increase our costs in the development, testing, deployment, and maintenance of machine learning models, development of new approaches and processes, and development of appropriate policies, procedures, protections and safeguards, which may be costly and could impact our expenses. Our customers or others may rely on or use content generated by AI models (e.g., images, text, and language translation) to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The development, marketing, and use of AI technologies presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers, employees, content owners, or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.

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

The success of our business depends, in part, on our ability to protect and enforce our proprietary technology and intellectual property rights, including our trade secrets, patents, trademarks, copyrights, and other intellectual property. We attempt to protect our intellectual property under trade secret, patent, trademark, and copyright laws. Despite our efforts, we may not be able to protect our proprietary technology and intellectual property rights, if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Further, the risk of cyberattacks or other privacy or data security incidents may be heightened due to common, external attempts to attack our information technology systems and data, using means such as phishing. It may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create products and services that compete with ours. Provisions in our license agreements protect against unauthorized use, copying, transfer and disclosure of our technology, but such provisions may be difficult to enforce or are unenforceable under the laws of certain jurisdictions and countries. The laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. Our international activities expose us to unauthorized copying and use of our technology and proprietary information.

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

Security breaches, computer malware, computer hacking, cyberattacks and other security incidents could harm our business, reputation, brand and operating results.

Security incidents have become more prevalent across industries and may occur on our systems. Security incidents may be caused by, or result in but are not limited to, security breaches, computer malware or malicious software, computer hacking, cyberattacks on our information systems, unauthorized access to confidential information, denial of service attacks, security system control failures in our own systems or from vendors we use, email phishing, software vulnerabilities, social engineering, sabotage and drive-by downloads. Such security incidents, whether intentional or otherwise, may result from actions of hackers, criminals, nation states, vendors, employees or customers.

Our company is a highly automated business which relies on our network infrastructure and enterprise applications, third-party providers of cloud-based services, internal technology systems and website for development, marketing, operational, support and sales activities. A disruption or failure of these systems or in those of our external service providers, in the event of a major storm, earthquake, fire, telecommunications failure, cyberattack, government intervention, terrorist attack or other catastrophic event could cause system interruptions, reputational harm, delays in our product development and loss of critical data and could materially and adversely affect our ability to operate our business.

We may experience disruptions, data loss, outages and other performance problems on our systems due to service attacks, unauthorized access or other security related incidents. Any security breach or loss of system control caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss, modification or corruption of data, software, hardware or other computer equipment and the inadvertent transmission of computer malware could harm our business. A cybersecurity incident may occur on our systems, or third-party systems upon which we rely, which could disrupt Altair materially in the future.

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
•
import, sanctions limitations, or export licensing requirements or other restrictions on technology imports and exports;
•
laws and business practices favoring local companies;

•
changes in diplomatic and trade relationships;
•
modification of existing or implementation of new tariffs;
•
imposition or increase of trade barriers; or
•
establishment of new trade or currency restrictions.

Any of these changes, changes in immigration policies, government intervention in currency valuation, geopolitical actions or other domestic or foreign government policy changes may adversely impact our ability to sell software and services, hire foreign workers or conduct business in particular countries, which could, in turn, harm our revenues and our business. We are headquartered in the United States and may be particularly impacted by changes affecting the United States and United States persons wherever located in the world.

We are subject to governmental sanctions, export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

Our software, services and hardware are subject to sanctions, export control and import laws and regulations. As a company headquartered in the United States, we are subject to U.S. regulations wherever we operate in the world, including the International Traffic in Arms Regulations, or ITAR, and Export Administration Regulations, or EAR, United States Customs regulations and various economic and trade sanctions regulations administered by the United States Treasury Department’s Office of Foreign Assets Control, presenting further risk of unexpected reporting and compliance costs. Compliance with these regulations may also prevent and restrict us from deriving revenue from potential customers in certain geographic locations for certain of our technologies or preventing employment or business activities.

If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including jail time, the possible loss of export or import privileges, loss of government contracts, fines which may be imposed on us and responsible employees or managers. Some of these violations are strict liability offenses meaning we can violate the requirements without knowledge of the violation. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. These laws and regulations change on an ongoing basis and we could be affected by third country similar requirements where we do business as well as related foreign country retaliation or geopolitical actions. In addition, changes in our software or changes in applicable sanctions, export or import regulations may create delays in the introduction and sale of our software in international markets, prevent our customers with international operations from deploying our software or, in some cases, prevent the export or import of our software to certain countries, governments or persons altogether.

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

United States export control laws and economic sanction programs prohibit the shipment of certain software and services to countries, governments and persons that are subject to United States economic embargoes and trade sanctions, including, but not limited to, Iran, Cuba, North Korea, Syria and the Crimea, Donetsk, and Luhansk regions of Ukraine. Any violations of such economic embargoes and trade sanction regulations could have negative consequences, including government investigations, civil and criminal penalties and reputational harm. In addition to the embargo absolute prohibitions, there are other country programs, sectoral sanctions and export requirements that limit our ability to do business in certain countries and regions such as Russia, Venezuela, China and Hong Kong. The prohibitions are continually changing.

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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety and environmental laws, privacy and data protection laws, artificial intelligence, financial services laws, anti-bribery laws, sanctions, national security, import and export controls, anti-boycott, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. These laws and regulations are subject to change over time and thus we must continue to monitor and dedicate resources to ensure continued compliance. Non-compliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions and jail time for responsible employees and managers. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

As of December 31, 2023 and 2022, we had gross deferred tax assets, or DTAs, of $208.5 million and $179.8 million, respectively, primarily related to capitalized research and development expenses, net operating loss carryforwards, tax credits and share-based compensation. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. For the 2023 tax year, we recorded a net increase in the valuation allowance of $29.9 million for the gross DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an ownership change (generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisitions of Univa and RapidMiner, which are subject to specific limitations on usage. We may or may not be able to realize the benefits of the acquired NOLs due to a number of factors, including those enumerated above. We may also be unable to realize our tax credit carryforwards prior to their expiration.

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

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct certain qualifying research and development expenses and requires taxpayers to capitalize and amortize such expenses over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2024 and future years.

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

Companies that collect or process personal information may be regulated by data protection laws adopted by the United States, various states including California, Nevada, Virginia, Colorado, Connecticut and Utah, and foreign jurisdictions, including the European Union, the United Kingdom, Canada, Brazil and China. The European Union General Data Protection Regulation and implementing legislation adopted by member states of the European Economic Area (“GDPR”) in 2018, and the United Kingdom Data Protection Act 2018 (the “UK GDPR”) frequently serve as a model for other countries. All of these data protection laws regulate the collection, use, storage, disclosure and security of personal information, such as names, email addresses, Internet Protocol addresses and other online identifiers, business contact data, and customer profiles, that may be used to identify or locate an individual, including customers, employees, business contracts, website visitors and users of mobile apps.

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

The GDPR, which became effective in May 2018, applies to all our business conducted in the European Economic Area (the “EEA”). In the post-Brexit area, our business in the United Kingdom is regulated by the U.K. GDPR. New data protection laws have just come into effect in Brazil and China, and a new Indian law has been passed in 2023 and is expected to come into effect soon. In the US, state-specific data protection laws are in effect in California, Virginia, Colorado, Nevada, Connecticut and Utah, and new data protection laws will become effective during 2024 in the states of Texas, Florida, Oregon, and Montana. Similar laws will become effective in the next two years in another five states and are pending in many more states. These data protection laws and regulations impose many obligations, and we will need to continue dedicating financial resources and management time to compliance and training in the coming years. Data protection laws, for example, may require, that regulated entities expand disclosures about how personal data is used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. There are also restrictions on data transfers and the security of the personal data, frequently with substantial fines and penalties associated with violations. The GDPR, for example, provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR (up to EUR 20,000,000, or 4% of an undertaking’s total, worldwide, annual revenue, whichever is higher). Individuals who sustain damages because a regulated entity fails to comply with the GDPR have the right to seek compensation from such entity directly. Compliance with data protection laws, the rapid pace of adopting new and amended laws, and necessary monitoring and training will require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violations of such laws, cyberattacks, governmental actions or civil proceedings. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of data protection laws, any violation may have an adverse effect on our business and operations.

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

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of December 31, 2023, we had an aggregate of 55,239,516 shares of Class A common stock and 26,814,574 shares of Class B common stock outstanding.

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

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who hold shares of our Class B common stock, including our founders, who hold in aggregate approximately 83% of the voting power of our capital stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Class B stockholders, including our founders, hold, in aggregate approximately 83% of the voting power of our capital stock. The ten-to-one voting ratio between our Class B and Class A common stock, results in the holders of our Class B common stock collectively controlling a majority of the combined voting power of our common stock and therefore being able to control all matters submitted to our stockholders for approval until 2029, or upon the occurrence of a triggering event at which time all shares of our Class B common stock will automatically convert into shares of our Class A common stock, or on an earlier date, each as set forth in our Delaware certificate of incorporation.

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

Risks Related to Our Indebtedness

Our Convertible Senior Notes maturing on June 1, 2024, and our Convertible Notes due in 2027, or collectively the Convertible Notes, are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

The Convertible Senior Notes maturing on June 1, 2024 (the "2024 Notes") and the Convertible Senior Notes due in 2027 (the "2027 Notes", collectively with the 2024 Notes the "Convertible Notes") rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including all amounts outstanding under our revolving credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Convertible Notes (including all amounts outstanding under our revolving credit facility) will be available to pay obligations on the Convertible Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Convertible Notes only after all claims senior to the Convertible Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding. The indenture governing the Convertible Notes will not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

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

Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a defined repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Notes, unless with respect to our 2027 Notes, we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing on favorable terms or at all at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted.

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

Provisions relating to the conversion of our Convertible Notes may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of the 2027 Notes will be entitled to convert the 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share) with respect to the 2027 Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2027 Notes do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2027 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. We have elected to settle the 2024 Notes par value in cash, which we currently expect to fund from our available cash, and will settle the premium in shares of our Class A common stock. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive.

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

As noted above, we have elected to settle the 2024 Notes par value in cash and will settle the premium in shares of our Class A common stock; the settlement of the premium in shares will have a dilutive impact on the ownership interests of existing stockholders. The conversion of some or all of the 2027 Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the 2027 Notes. If holders of our 2027 Notes elect to convert their notes, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of geopolitical tensions and conflicts, ongoing efforts to defend U.S. national security, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

During challenging economic times our customers may be unable or unwilling to make timely payments to us, which could cause us to incur increased bad debt expenses. Our customers may unilaterally extend the payment terms of our invoices, adversely affecting our short-term or long-term cash flows.

Business interruptions could adversely affect our business.

Our operations and our customers are vulnerable to interruptions by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars, environmental events and climate change, and other events beyond our control. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations, including system interruptions, reputational harm, delays in our software development, breaches of data security and loss of critical data.

We rely on our network and third-party infrastructure and applications, internal technology systems, and our websites for our development, marketing, operational support, hosted services and sales activities. If these systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver software and training to our customers could be impaired.

In addition, the occurrence of an epidemic or a pandemic, such as the COVID-19 pandemic, may have an adverse effect on our operating results. The impacts of a potential epidemic or pandemic, or a resurgence of COVID-19, could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. The extent to which epidemics and pandemics impact our financial condition or results of operations will depend on many factors outside of our control and whether there is a material impact on the businesses or productivity of our customers, employees, suppliers and other partners.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We believe cybersecurity is a necessity for operating our business. As a global leader in computational science and artificial intelligence, we face many cybersecurity threats that range from common attack patterns, such as ransomware and denial-of-service, to attacks from sophisticated and persistent adversaries, including nation state actors, that target companies with innovative technology. Our customers, vendors and other third-party partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. These cybersecurity threats and related risks make it imperative that we carefully execute our cybersecurity operations, strategy and governance.

The Board of Directors are informed of cybersecurity risks and provide oversight to the executive management team with the day-to-day responsibility of cybersecurity functions, auditing and budget. Senior leadership, including our Chief Information Security Officer (CISO), regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to impair data confidentiality, integrity and/or availability. In the event of an incident, we intend to follow our customized incident response playbooks, which outline the steps to be followed from incident detection to mitigation, recovery and notification, including notifying functional areas (e.g. legal), as well as senior leadership and the Board, as appropriate. Our procedures vary slightly depending on the type of incident at issue (e.g., account compromise, malware, data loss) as well as the data compromised.

Our corporate information security team, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, security operations (as a second line of defense) and cyber threat detection and response. The current CISO has ten years’ experience in cybersecurity and 35 years as an information technology professional. Given that our CISO has more than 25 years at the Company in multiple positions, he helped incubate and grow our corporate information security team into what it is today. Our information security management philosophy is one of cyber risk prevention and we have the ultimate goal of preventing cyber incidents. Simultaneously, our information security team focuses on increasing our system resilience to minimize data breach (or other compromise) business impact should an incident occur. Cybersecurity is not the sole responsibility of our information security team. Our Security team meets with business leaders regularly and works closely with internal departments to keep security at the forefront. Our employees and vendors also play a role in our company’s cybersecurity efforts. Through our cybersecurity awareness training and other team training we are fostering a culture that all employees and vendors have a role in our cybersecurity defenses.

The corporate information security team has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. We also have threat intelligence and insider threat programs to identify external and internal threats, and to mitigate those threats in a timely manner to the best of our ability. In addition, we have developed security corporate practices, controls, and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks.

Third parties also play a role in our cybersecurity and supplement our program. We engage third-party services in some areas of our business to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges.

We employ risk management functionality and document enterprise information security risks. Our information security team maintains documentation to assess risk and mitigate cyber risk in alignment with risk (understanding general impact and likelihood of risk exploitation), resources, and business process. Cybersecurity risks are tracked throughout the risk management process from risk mitigation to ultimate completion of remediation. From time-to-time significant risks may be escalated to the executive management team and/or the Board in the existing executive management processes for cybersecurity and Board briefing schedule.

We rely on our indirect sales channel partners and supply chain to deliver our products and services to our customers, and a cybersecurity incident at a channel partner, supplier, subcontractor or joint venture partner could materially adversely impact us. We also contractually flow cybersecurity regulatory requirements to our subcontractors in alignment with legal and contractual obligations. Extensive international law and US-sector specific laws pertaining to privacy and data security may create challenges for our supply chain and increase costs as we continue to flow down legal obligations.

Despite our careful planning, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While the Company maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

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

Holders

As of February 14, 2024, there were approximately 400 registered stockholders of our Class A common stock and 4 registered stockholders of our Class B common stock. We are unable to estimate the total number of stockholders because many of our shares of Class A common stock are held by brokers, banks or other institutions on behalf of stockholders.

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

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes $100 was invested at the market close on December 31, 2018, in our Class A common stock, the Nasdaq Composite Index and the Nasdaq Computer Index.

Data for the Nasdaq Composite Index and the Nasdaq Computer Index assumes reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
400
350
300
250
200
150
100
50
0
2018
2019
2020
2021
2022
2023
Altair Engineering Inc.
NASDAQ Composite Index
NASDAQ Computer Index

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2023 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. We deliver software and cloud solutions in the areas of simulation and design, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Our products and services leverage computational intelligence to drive innovation for a more connected, safe, and sustainable future.

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

Altair pioneered Altair Units, a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with more than 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 91% over the past five years. Historically, approximately 60% of new software revenue comes from expansion within existing customers.

Acquisitions

In September 2023, we acquired OmniQuest, a Michigan based optimization software company. OmniQuest's flagship product, Genesis, is an advanced structural analysis and optimization software that uses the finite element to solve problems with many variables and constraints. OmniQuest will enhance our optimization leadership in the market driving lightweight and structurally efficient designs across the globe.

In July 2023, we acquired the OmniV technology from XLDyn, LLC. OmniV is a vendor agnostic MBSE requirements management solution. This technology will enhance our ability to engage in projects involving digital twins, simulation data management, and engineering data analytics.

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

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, as well as our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To identify changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis. Our 2023 revenue and profit were adversely affected relative to the prior year by changes in foreign currency rates and we anticipate that this may continue in 2024.

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

Software revenue also includes consulting, implementation services and training. We generally recognize revenue for software services as those services are performed.

Software related services

Consulting services from product design and development projects are considered distinct performance obligations and are provided to customers on a time-and-materials, or T&M, or fixed-price basis. We recognize services revenue from our T&M contracts using input-based estimates, utilizing direct labor and contractually agreed-upon hourly rates as the input measure. For fixed-price contracts, software services revenue is recognized over time using a method that measures the extent of progress towards completion of a performance obligation, generally using a cost-input method where revenue is recognized based on the proportion of total cost incurred to estimated total costs at completion.

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

Cost of software related services

Cost of software services revenue consists of personnel and related costs, such as salaries, benefits, bonuses and stock-based compensation, as well as travel expenses.

Cost of client engineering services

Cost of client engineering services revenue consists primarily of employee compensation and related costs. We employ and pay them only for the duration of the placement at a customer site.

Cost of other

Cost of other revenue includes the cost of LED lighting products and freight related to products sold to retail and commercial sales channels.

Operating expenses

Operating expenses, as defined and discussed below, support all the products and services that we provide to our customers and, as a result, they are presented in aggregate.

Research and development

Research and development expenses consist primarily of employee compensation and related costs associated with our development team, including salaries, benefits, bonuses, professional consulting and development fees, and stock-based compensation expense. Certain indirect costs, including IT, facilities, and depreciation expenses, are allocated based on global headcount. Our research and development efforts are focused on enhancing the functionality, breadth and scalability of our software, addressing new use cases, and developing additional innovative technologies. Timely development of new products is essential to maintaining our competitive position, and we release new versions of our software on a regular basis. All software development costs are expensed as incurred as our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Sales and marketing

Sales and marketing expenses consist primarily of employee compensation and related costs associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions and stock-based compensation, as well as costs relating to our marketing and business development programs including trade shows and events. Certain indirect costs, including IT, facilities, and depreciation expenses, are allocated based on global headcount. We intend to continue to invest resources in our sales and marketing initiatives to drive growth and extend our market position.

General and administrative

General and administrative expenses consist of employee compensation and related costs for executive, finance, legal, human resources, recruiting, and employee-related information technology and administrative personnel, including salaries, benefits, bonuses and stock-based compensation expense, professional fees for external legal and accounting services, recruiting and other consulting services. Certain indirect costs, including IT, facilities, and depreciation expenses, are allocated based on global headcount.

Amortization of intangible assets

Amortization of intangible assets consists primarily of amortization of intangibles associated with acquisitions. We expect to incur additional amortization expense resulting from future strategic acquisitions.

Other operating expense (income), net

Other operating expense (income), net consists primarily of government subsidies, primarily in Europe, in the form of grant income associated with certain of our research and development activities, mark-to-market adjustments for contingent consideration, and other items as disclosed.

Interest expense

Interest expense consists of interest expense on our outstanding indebtedness and amortization of debt issuance costs.

Other (income) expense, net

Other (income) expense, net is comprised primarily of foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units, and interest income on invested cash. Other (income) expense, net also includes the expense on the repurchase of our 0.250% convertible senior notes which mature on June 1, 2024, (the "2024 Notes") for the year ended December 31, 2022.

Income tax expense

Income tax expense is comprised primarily of income taxes related to United States, foreign, and state jurisdictions in which we conduct business. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries. We record interest and penalties related to income tax matters as income tax expense. We expect the amount of income tax expense (benefit), if any, to vary each reporting period depending upon fluctuations in our quantum and tax jurisdictional mix of income (loss). We have substantial United States foreign tax credit carryforwards which begin to expire in 2027, and research and development tax credits which began to expire in 2018. The ability to utilize these tax attributes is highly dependent upon our ability to generate taxable income in the United States in the future.

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

As of December 31, 2023 and 2022, we had gross deferred tax assets, or DTAs, of $208.5 million and $179.8 million, respectively, primarily related to capitalized research and development expenses, net operating loss carryforwards, tax credits and share-based compensation. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. For 2023 tax year, we recorded a net increase in the valuation allowance of $29.9 million for the gross DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Code if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisitions of Univa and RapidMiner, which are subject to specific limitations on usage. We may also be unable to realize our tax credit carryforwards prior to their expiration.

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct certain qualifying research and development expenses and requires taxpayers to capitalize and amortize such expenses over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2024 and future years.

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

Results of operations

The following table sets forth our results of operations and certain financial data for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022
Revenue:
Software	$549,974	$506,508
Software related services	28,032	30,661
Total software and related services	578,006	537,169
Client engineering services	29,497	28,883
Other	5,198	6,169
Total revenue	612,701	572,221
Cost of revenue:
Software	71,182	72,443
Software related services	21,830	21,858
Total software and related services	93,012	94,301
Client engineering services	24,450	23,577
Other	4,329	5,011
Total cost of revenue	121,791	122,889
Gross profit	490,910	449,332
Operating expenses:
Research and development	212,645	202,542
Sales and marketing	176,138	163,884
General and administrative	70,887	72,288
Amortization of intangible assets	30,851	27,510
Other operating expense (income), net	146	(9,955)
Total operating expenses	490,667	456,269
Operating loss	243	(6,937)
Interest expense	6,116	4,377
Other (income) expense, net	(18,492)	16,899
Income (loss) before income taxes	12,619	(28,213)
Income tax expense	21,545	15,216
Net loss	$(8,926)	$(43,429)
Other financial information:
Billings (1)	$631,795	$607,602
Adjusted EBITDA (2)	$129,138	$108,600
Net cash provided by operating activities	$127,307	$39,570
Free cash flow (3)	$117,114	$29,922

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

Change in Classification of Indirect Costs

As indicated in Note 2 to the Consolidated Financial Statements, beginning in the first quarter of 2023, we refined the classification of certain indirect costs to reflect the way we are now reviewing the information in decision making and to improve comparability with peers. These indirect costs include certain IT, facilities, and depreciation expenses that were previously reported primarily in General and administrative expense. These indirect costs have now been reclassified to Research and development, Sales and marketing, and General and administrative expenses based on global headcount. We believe this refined methodology better reflects the nature of the costs and financial performance of the Company.

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

Years ended December 31, 2023 and 2022

Revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Software revenue	$549,974	$506,508	$43,466	9%
As a percent of software segment revenue	95%	94%
As a percent of consolidated revenue	90%	89%

Software revenue increased 9% for the year ended December 31, 2023, as compared to the year ended December 31, 2022, or 10% in constant currency. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in aerospace, defense, and automotive verticals.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Software related services revenue	$28,032	$30,661	$(2,629)	(9%)
As a percent of software segment revenue	5%	6%
As a percent of consolidated revenue	5%	5%

Software related services revenue decreased 9% for the year ended December 31, 2023, as compared to the year ended December 31, 2022, as a result of lower customer demand for these services.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Client engineering services revenue	$29,497	$28,883	$614	2%
As a percent of consolidated revenue	5%	5%

CES revenue increased 2% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Customer demand for CES has stabilized in the current year compared to the year-over-year declines in the prior year.

Other

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other revenue	$5,198	$6,169	$(971)	(16%)
As a percent of consolidated revenue	1%	1%

The 16% decrease in other revenue for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was due to reduced sales by Toggled, our LED lighting business.

Cost of revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of software revenue	$71,182	$72,443	$(1,261)	(2%)
As a percent of software revenue	13%	14%
As a percent of consolidated revenue	12%	13%

Cost of software revenue decreased $1.3 million, or 2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a $5.8 million decrease in hardware costs. This decrease was partially offset by increases in employee compensation and related expense, stock-based compensation expense, royalty expense and travel costs of $1.8 million, $1.7 million, $0.8 million and $0.7 million, respectively. The increase in employee compensation was primarily due to increased headcount in the current year.

Software related services

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of software related services revenue	$21,830	$21,858	$(28)	(0%)
As a percent of software related services revenue	78%	71%
As a percent of consolidated revenue	4%	4%

Cost of software related services was flat for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Employee compensation and related expense decreased $0.7 million for the year ended December 31, 2023. This decrease was partially offset by increases in facilities costs of $0.5 million and professional services of $0.2 million for the year ended December 31, 2023.

Client engineering services

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of client engineering services revenue	$24,450	$23,577	$873	4%
As a percent of client engineering services revenue	83%	82%
As a percent of consolidated revenue	4%	4%

Cost of CES revenue increased $0.9 million for the year ended December31, 2023, as compared to the year ended December 31, 2022, consistent with the increase in CES revenue.

Other

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Cost of other revenue	$4,329	$5,011	$(682)	(14%)
As a percent of other revenue	83%	81%
As a percent of consolidated revenue	1%	1%

Cost of other revenue decreased 14% for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Manufacturing costs decreased $0.8 million for the year ended December 31, 2023, which was partially offset by an increase in inventory obsolescence expense of $0.2 million for the year ended December 31, 2023.

Gross profit

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Gross profit	$490,910	$449,332	$41,578	9%
As a percent of consolidated revenue	80%	79%

Gross profit increased $41.6 million, or 9%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase in gross profit was primarily attributable to the increase in software revenue combined with a decrease in cost of revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Research and development	$212,645	$202,542	$10,103	5%
As a percent of consolidated revenue	35%	35%

Research and development expenses increased $10.1 million, or 5%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Employee compensation and related expense increased $9.9 million, primarily due to annual merit increases and increased headcount as a result of acquisitions. Additionally, software maintenance and other IT related expense increased $1.7 million, facilities costs increased $0.7 million, and travel costs increased $0.4 million for the year ended December 31, 2023. These increases were partially offset by a decrease in stock-based compensation expense of $2.4 million.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Sales and marketing	$176,138	$163,884	$12,254	7%
As a percent of consolidated revenue	29%	29%

Sales and marketing expenses increased $12.3 million, or 7%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Employee compensation and related expense increased $12.3 million, primarily due to annual merit increases and increased headcount. Additionally, travel costs increased $1.5 million, and facilities costs increased $0.6 million for the year ended December 31, 2023. These increases were partially offset by a decrease in stock-based compensation expense of $2.0 million.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
General and administrative	$70,887	$72,288	$(1,401)	(2%)
As a percent of consolidated revenue	12%	13%

General and administrative expenses decreased $1.4 million, or 2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Professional fees decreased $4.3 million, employee compensation and related expense decreased $1.7 million, and travel costs decreased $0.5 million for the year ended December 31, 2023. These decreases were partially offset by increases in stock-based compensation expense, non-income tax expense, and charitable contributions of $3.5 million, $1.1 million, and $0.5 million, respectively.

Amortization of intangible assets

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Amortization of intangible assets	$30,851	$27,510	$3,341	12%
As a percent of consolidated revenue	5%	5%

Amortization of intangible assets increased $3.3 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Amortization of intangible assets in the current year increased primarily as a result of recent acquisitions.

Other operating expense (income), net

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other operating expense (income), net	$146	$(9,955)	$10,101	NM
As a percent of consolidated revenue	0%	(2%)

Other operating expense (income), net increased $10.1 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. We recognized a $5.7 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition for the year ended December 31, 2023, compared to a $7.2 million gain for the year ended December 31, 2022. This loss was partially offset by a $2.6 million increase in grant income for the year ended December 31, 2023.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Interest expense	$6,116	$4,377	$1,739	40%
As a percent of consolidated revenue	1%	1%

Interest expense increased $1.7 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Interest expense increased as a result of the interest costs on the 1.750% convertible senior notes due in 2027 (the "2027 Notes") which were issued in June 2022.

Other (income) expense, net

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Other (income) expense, net	$(18,492)	$16,899	$35,391	NM
As a percent of consolidated revenue	(3%)	3%

Other (income) expense, net increased by $35.4 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Other (income) expense, net for the year ended December 31, 2023, includes $16.9 million of interest income and $1.6 million in net foreign currency gains. Other (income) expense, net for the year ended December 31, 2022, includes $16.6 million expense on the repurchase of a portion of our 2024 Notes, $4.4 million in net foreign currency losses and $4.1 million of interest income. The increase in interest income in the current year was due to higher average interest rates and investment balances in 2023 as compared to 2022.

Income tax expense

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Income tax expense	$21,545	$15,216	$6,329	42%

The effective tax rate was 171% and (54%) for the year ended December 31, 2023 and 2022, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The effective tax rate was impacted by the geographic income mix in 2023 as compared to 2022, primarily related to a United States pre-tax loss of $21.8 million for the year ended December 31, 2023, for which a tax benefit was not recognized due to the valuation allowance, compared to a United States pre-tax loss of $62.7 million for the year ended December 31, 2022, for which a tax benefit was not recognized due to the valuation allowance as well as changes in uncertain tax positions. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations.

Net loss

	Year ended December 31,		Change
(dollars in thousands)	2023	2022	$	%
Net loss	$(8,926)	$(43,429)	$(34,503)	(79%)

Net loss was $8.9 million and $43.4 million for the years ended December 31, 2023 and 2022, respectively. The reduction in net loss for the year ended December 31, 2023, was largely attributable to the increase in software revenue and interest income, partially offset by the increase in operating expenses and a loss on the mark-to-market adjustment of contingent consideration as compared to the year ended December 31, 2022. The net loss for the year ended December 31, 2022 included expense recognized on the repurchase of a portion of our 2024 Notes, and a gain on the mark-to-market adjustment of contingent consideration.

For information regarding the comparison of results of operations for the years ended December 31, 2022 and 2021, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Year ended December 31,
(in thousands)	2023	2022	2021
Billings	$631,795	$607,602	$539,855
Adjusted EBITDA	$129,138	$108,600	$85,253
Free Cash Flow	$117,114	$29,922	$53,774

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

Billings increased by $24.2 million, or 4%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase in Billings was attributable to an increase in Software segment billings.

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

Adjusted EBITDA increased by $20.5 million, or 19%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase in Adjusted EBITDA was primarily attributable to the increase in gross profit, partially offset by an increase in operating expenses.

Free Cash Flow. Free Cash Flow is a non-GAAP financial measure that we calculate as cash flow provided by operating activities less capital expenditures. We believe that Free Cash Flow is useful in analyzing our ability to service and repay debt, when applicable, and return value directly to stockholders.

Net cash provided by operating activities for the year ended December 31, 2023, was $127.3 million, which reflects an increase of $87.7 million compared to the year ended December 31, 2022. Free Cash Flow increased $87.2 million, or 291%, for the year ended December 31, 2023, as compared to year ended December 31, 2022. This increase in Free Cash Flow was primarily attributable to a non-recurring $65.9 million payment in the prior year on an existing legal judgment against World Programming, and an improvement in our cash-related profitability for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

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

Reconciliation of non-GAAP financial measures

The following tables provide reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Year ended December 31,
(in thousands)	2023	2022	2021
Revenue	$612,701	$572,221	$532,179
Ending deferred revenue	163,703	144,460	106,032
Beginning deferred revenue	(144,460)	(106,032)	(95,079)
Deferred revenue acquired	(149)	(3,047)	(3,277)
Billings	$631,795	$607,602	$539,855

Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(8,926)	$(43,429)	$(8,794)
Income tax expense	21,545	15,216	8,506
Stock-based compensation	85,581	84,787	44,549
Interest expense	6,116	4,377	12,065
Depreciation and amortization	39,124	35,504	25,644
Restructuring expense	—	—	5,053
Special adjustments, interest income and other (1)	(14,302)	12,145	(1,770)
Adjusted EBITDA	$129,138	$108,600	$85,253

(1)
The year ended December 31, 2023, includes $3.2 million currency gains on acquisition-related intercompany loans, $5.7 million losses from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $16.9 million of interest income. The year ended December 31, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.8 million currency losses on acquisition-related intercompany loans, a $7.2 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $4.1 million of interest income. The year ended December 31, 2021, includes $1.2 million currency gains on acquisition-related intercompany loans.

Free Cash Flow

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$127,307	$39,570	$61,623
Capital expenditures	(10,193)	(9,648)	(7,849)
Free Cash Flow	$117,114	$29,922	$53,774

Recurring Software License Rate. A key factor to our success is our recurring software license rate which we measure through billings, primarily derived from annual renewals of our existing subscription customer agreements. We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license billings, software license maintenance billings, and 20% of software perpetual license billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license, including all term-based subscriptions, maintenance and perpetual license billings from all customers for that period. Our recurring software license rate was 93%, 92%, and 92% for the years ended December 31, 2023, 2022 and 2021, respectively.

Liquidity and capital resources

As of December 31, 2023, our principal sources of liquidity were $467.5 million in cash and cash equivalents and $200.0 million availability on our credit facility. As of December 31, 2023, our outstanding debt consists of $81.7 million and $230.0 million convertible notes due in 2024 and 2027, respectively.

During the period ended December 31, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2023. We have the ability to settle the 2027 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

The 2024 Notes are convertible at the option of the holders and mature on June 1, 2024, and were classified as current on the consolidated balance sheet as of December 31, 2023. We have elected to settle the 2024 Notes par value of $81.7 million in cash, which we currently expect to fund from our available cash, and will settle the premium of $65.9 million in shares of our Class A common stock.

In May 2023, our board of directors approved an increase under our existing stock repurchase program from $50.0 million to $75.0 million of our outstanding Class A Common Stock. During the year ended December 31, 2023, under our stock repurchase program, we repurchased 91,273 shares of our Class A Common Stock at an average price of $46.63 per share for a total cost of approximately $4.3 million. As of December 31, 2023, approximately $49.1 million of shares remained available for repurchase under the program.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions.

Our existing cash and cash equivalents may fluctuate during fiscal 2024, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of geopolitical events. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however our customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

We believe that our existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements for the next twelve months. We also believe that our financial resources, along with managing discretionary expenses, will allow us to manage our business operations for the foreseeable future and withstand geopolitical events, which could include reductions in revenue and delays in payments from customers and partners. We will continue to evaluate our financial position as developments evolve relating to global unrest.

Revolving credit facility

As of December 31, 2023, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of our properties and assets, and the properties and assets of our domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). Our direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2019 Amended Credit Agreement. In addition, the 2019 Amended Credit Agreement contains financial covenants which require, as of the end of each fiscal quarter, a Senior Secured Leverage Ratio not greater than 3.0 to 1.0, as such terms are defined in the 2019 Amended Credit Agreement. As of December 31, 2023, we were in compliance with all financial covenants. For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Cash flows

As of December 31, 2023 and 2022, respectively, we had an aggregate of cash and cash equivalents of $467.5 million and $316.1 million, which we held for working capital purposes, acquisitions, and capital expenditures. As of December 31, 2023 and 2022, respectively, $362.5 million and $222.0 million of this aggregate amount was held in the United States, and $98.7 million and $88.3 million was held in the APAC and EMEA regions combined, with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021(1)
Net cash provided by operating activities	$127,307	$39,570	$61,623
Net cash used in investing activities	(15,852)	(154,511)	(62,482)
Net cash provided by financing activities	37,766	22,981	175,947
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,397	(5,094)	(2,623)
Net increase (decrease) in cash, cash equivalents and restricted cash	$150,618	$(97,054)	$172,465

_____________________________

(1)
For information regarding a comparison of net cash provided/used in operating activities, investing activities and financing activities for the years ended December 31, 2022 and 2021, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2023, was $127.3 million, which reflects an increase of $87.7 million compared to the year ended December 31, 2022. This increase was the result of a non-recurring $65.9 million payment in the prior year on an existing legal judgment against World Programming, and an improvement in our operating results for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2023, was $15.9 million, which reflects a decrease of $138.7 million compared to the year ended December 31, 2022. For the year ended December 31, 2022, we paid $96.7 million for the acquisition of RapidMiner, and an additional $47.8 million related to other business acquisitions and investments.

Net cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2023, was $37.8 million, which reflects an increase in cash provided of $14.8 million compared with the year ended December 31, 2022. For the year ended December 31, 2023, we received $36.1 million from the exercise of common stock options. For the year ended December 31, 2022, we received aggregate proceeds of $224.3 million from the issuance of our 2027 Notes, net of certain discounts and commissions, partially offset by $192.4 million proceeds used for the repurchase of a portion of our 2024 Notes. In addition, for the years ended December 31 2023 and 2022, we used $6.3 million and $19.7 million, respectively, to repurchase shares of our Class A Common Stock under our stock repurchase program.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $1.4 million for the year ended December 31, 2023, compared to an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $5.1 million for the year ended December 31, 2022.

Commitments

As of December 31, 2023, our principal commitments consist of our $81.7 million and $230.0 million convertible notes due in 2024 and 2027, respectively.

As of December 31, 2023, we had a net benefit liability of $16.9 million associated with our pension and post-retirement benefit plans. For additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years, see Note 14 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as other commitments. We had $40.0 million in non-cancelable contractual agreements as of December 31, 2023, primarily due within three years.

We also have approximately $39.5 million of tax liabilities associated with uncertain tax positions. There is a high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, see Note 12 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

As of December 31, 2023, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Interest Rate Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027 (the "2027 Notes"). In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 (the "2024 Notes" together with the 2027 Notes "Convertible Notes"), of which approximately $148.3 million aggregate principal amount had been repurchased as of December 31, 2023. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $467.6 million, consisting primarily of bank deposits and money market funds. As of December 31, 2023, we had no borrowings outstanding under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2023. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of OmniQuest which was acquired in September 2023 and is included in our December 31, 2023 consolidated financial statements. OmniQuest constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets) as of December 31, 2023, and less than 1% of revenues for the year then ended.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The results of management’s assessment have been reviewed with the Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

On November 15, 2023, Teresa A. Harris, a member of our board of directors, adopted a Rule 10b5-1 plan providing for the sale of up to 5,580 shares of the Company's Class A common stock. Pursuant to this plan Ms. Harris may sell shares beginning on March 5, 2024, subject to terms of the agreement, and the plan terminates on November 15, 2024. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for by this item will be set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

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

(b) Exhibits: See Item 15(a)(3) as set forth above.

(c) Financial Statement Schedules: See Item 15(a)(2) as set forth above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair Engineering Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Altair Engineering Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altair Engineering Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OmniQuest, which is included in the December 31, 2023 consolidated financial statements of the Company and constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets) as of December 31, 2023 and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OmniQuest.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 22, 2024

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$467,459	$316,146
Accounts receivable, net	190,461	170,279
Income tax receivable	16,650	11,259
Prepaid expenses and other current assets	26,053	29,142
Total current assets	700,623	526,826
Property and equipment, net	39,803	37,517
Operating lease right of use assets	30,759	33,601
Goodwill	458,125	449,048
Other intangible assets, net	83,550	107,609
Deferred tax assets	9,955	9,727
Other long-term assets	40,678	40,410
TOTAL ASSETS	$1,363,493	$1,204,738
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,995	$10,434
Accrued compensation and benefits	45,081	42,456
Current portion of operating lease liabilities	8,825	10,396
Other accrued expenses and current liabilities	48,398	56,371
Deferred revenue	131,356	113,081
Current portion of convertible senior notes, net	81,455	—
Total current liabilities	324,110	232,738
Convertible senior notes, net	225,929	305,604
Operating lease liabilities, net of current portion	22,625	24,065
Deferred revenue, non-current	32,347	31,379
Other long-term liabilities	47,151	41,216
TOTAL LIABILITIES	652,162	635,002
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued or outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 55,240 and 52,277 shares as of December 31, 2023 and 2022, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 26,814 and 27,745 shares as of December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	864,135	721,307
Accumulated deficit	(130,503)	(121,577)
Accumulated other comprehensive loss	(22,309)	(30,002)
TOTAL STOCKHOLDERS’ EQUITY	711,331	569,736
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,363,493	$1,204,738

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue
License	$393,144	$363,520	$324,808
Maintenance and other services	156,830	142,988	128,938
Total software	549,974	506,508	453,746
Software related services	28,032	30,661	31,823
Total software and related services	578,006	537,169	485,569
Client engineering services	29,497	28,883	39,282
Other	5,198	6,169	7,328
Total revenue	612,701	572,221	532,179
Cost of revenue
License	15,088	20,497	19,929
Maintenance and other services	56,094	51,946	47,862
Total software	71,182	72,443	67,791
Software related services	21,830	21,858	23,205
Total software and related services	93,012	94,301	90,996
Client engineering services	24,450	23,577	31,710
Other	4,329	5,011	6,960
Total cost of revenue	121,791	122,889	129,666
Gross profit	490,910	449,332	402,513
Operating expenses
Research and development	212,645	202,542	167,341
Sales and marketing	176,138	163,884	141,484
General and administrative	70,887	72,288	66,474
Amortization of intangible assets	30,851	27,510	18,357
Other operating expense (income), net	146	(9,955)	(3,482)
Total operating expenses	490,667	456,269	390,174
Operating income (loss)	243	(6,937)	12,339
Interest expense	6,116	4,377	12,065
Other (income) expense, net	(18,492)	16,899	562
Income (loss) before income taxes	12,619	(28,213)	(288)
Income tax expense	21,545	15,216	8,506
Net loss	$(8,926)	$(43,429)	$(8,794)
Loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.55)	$(0.12)
Weighted average shares outstanding:
Weighted average number of shares used in computing net loss per share, basic and diluted	80,596	79,472	76,179

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(8,926)	$(43,429)	$(8,794)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	9,011	(24,084)	(7,254)
Retirement related benefit plans (net of tax effect of $177, $(308) and $(296), respectively)	(1,318)	3,032	1,101
Total other comprehensive income (loss)	7,693	(21,052)	(6,153)
Comprehensive income (loss)	$(1,233)	$(64,481)	$(14,947)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common stock				Additional		other	Total
(in thousands)	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2020	44,216	$4	30,111	$3	$474,669	$(93,293)	$(2,797)	$378,586
Net loss	—	—	—	—	—	(8,794)	—	(8,794)
Issuance of common stock in private placement, net of issuance costs	2,936	1	—	—	199,871	—	—	199,872
Issuance of common stock for acquisitions	155	—	—	—	3,690	—	—	3,690
Exercise of stock options	1,478	—	—	—	2,262	—	—	2,262
Vesting of restricted stock	373	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	2,366	—	(2,366)	—	—	—	—	—
Stock-based compensation	—	—	—	—	43,734	—	—	43,734
Foreign currency translation, net of tax	—	—	—	—	—	—	(7,254)	(7,254)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	1,101	1,101
Balance at December 31, 2021	51,524	5	27,745	3	724,226	(102,087)	(8,950)	613,197
Cumulative effect of an accounting change	—	—	—	—	(50,009)	23,939	—	(26,070)
Net loss	—	—	—	—	—	(43,429)	—	(43,429)
Settlement of convertible senior notes	—	—	—	—	(29,756)	—	—	(29,756)
Repurchase and retirement of common stock	(461)	—	—	—	(21,658)	—	—	(21,658)
Reclassification of mezzanine equity to permanent equity	—	—	—	—	784	—	—	784
Issuance of common stock for acquisitions	111	—	—	—	224	—	—	224
Issuance of common stock for employee stock purchase program	185	—	—	—	8,723	—	—	8,723
Exercise of stock options	440	—	—	—	3,577	—	—	3,577
Vesting of restricted stock	478	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,196	—	—	85,196
Foreign currency translation, net of tax	—	—	—	—	—	—	(24,084)	(24,084)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	3,032	3,032
Balance at December 31, 2022	52,277	$5	27,745	$3	$721,307	$(121,577)	$(30,002)	$569,736
Net loss	—	—	—	—	—	(8,926)	—	(8,926)
Repurchase and retirement of common stock	(91)	—	—	—	(4,256)	—	—	(4,256)
Issuance of common stock for acquisitions	349	—	—	—	17,570	—	—	17,570
Issuance of common stock for employee stock purchase program	183	—	—	—	7,793	—	—	7,793
Exercise of stock options	1,052	—	—	—	36,140	—	—	36,140
Vesting of restricted stock	539	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	931	—	(931)	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,581	—	—	85,581
Foreign currency translation, net of tax	—	—	—	—	—	—	9,011	9,011
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(1,318)	(1,318)
Balance at December 31, 2023	55,240	$5	26,814	$3	$864,135	$(130,503)	$(22,309)	$711,331

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
OPERATING ACTIVITIES:
Net loss	$(8,926)	$(43,429)	$(8,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,124	35,504	25,644
Amortization of debt discount and issuance costs	1,869	1,792	11,428
Stock-based compensation expense	85,581	84,787	44,549
Deferred income taxes	(2,319)	(4,164)	(1,502)
Loss (gain) on mark-to-market adjustment of contingent consideration	5,706	(7,153)	—
Expense on repurchase of convertible senior notes	—	16,621	—
Other, net	74	387	1,271
Changes in assets and liabilities:
Accounts receivable	(19,141)	(34,175)	(15,645)
Prepaid expenses and other current assets	(1,915)	1,014	(9,026)
Other long-term assets	(52)	2,852	(6,682)
Accounts payable	(1,878)	3,771	(3,857)
Accrued compensation and benefits	1,783	280	7,761
Other accrued expenses and current liabilities	9,068	(59,463)	6,365
Deferred revenue	18,333	40,946	10,111
Net cash provided by operating activities	127,307	39,570	61,623
INVESTING ACTIVITIES:
Capital expenditures	(10,193)	(9,648)	(7,849)
Payments for acquisition of businesses, net of cash acquired	(3,236)	(134,541)	(53,983)
Other investing activities, net	(2,423)	(10,322)	(650)
Net cash used in investing activities	(15,852)	(154,511)	(62,482)
FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	36,140	3,577	2,262
Proceeds from employee stock purchase plan contributions	7,978	8,976	4,222
Payments for repurchase and retirement of common stock	(6,255)	(19,659)	—
Proceeds from issuance of convertible senior notes, net of underwriters' discounts and commissions	—	224,265	—
Repurchase of convertible senior notes	—	(192,422)	—
Payments for issuance costs of convertible senior notes	—	(1,523)	—
Proceeds from private placement of common stock	—	—	200,000
Payments on revolving commitment	—	—	(30,000)
Other financing activities	(97)	(233)	(537)
Net cash provided by financing activities	37,766	22,981	175,947
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,397	(5,094)	(2,623)
Net increase (decrease) in cash, cash equivalents and restricted cash	150,618	(97,054)	172,465
Cash, cash equivalents and restricted cash at beginning of year	316,958	414,012	241,547
Cash, cash equivalents and restricted cash at end of period	$467,576	$316,958	$414,012
Supplemental disclosures of cash flow:
Interest paid	$4,242	$2,425	$633
Income taxes paid	$11,291	$8,941	$9,168
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$17,570	$224	$3,690
Promissory notes issued and deferred payment obligations for acquisitions and investments	$3,201	$1,350	$86,936
Property and equipment in accounts payable and other current liabilities	$1,019	$659	$1,056
Finance leases	$—	$—	$9

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global leader in computational science and artificial intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. Altair delivers software and cloud solutions in the areas of simulation and design, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair’s products and services leverage computational intelligence to drive innovation for a more connected, safe, and sustainable future. The Company is based in Troy, Michigan.

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

The following table summarizes the changes made to the consolidated statement of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31, 2022		Year ended December 31, 2021
	Previously Reported	Recast	Previously Reported	Recast
Operating expenses:
Research and development	$185,863	$202,542	$151,049	$167,341
Sales and marketing	155,245	163,884	132,750	141,484
General and administrative	97,606	72,288	91,500	66,474
Amortization of intangible assets	27,510	27,510	18,357	18,357
Other operating income, net	(9,955)	(9,955)	(3,482)	(3,482)
Total operating expenses	$456,269	$456,269	$390,174	$390,174

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

Building and improvements are depreciated over an estimated useful life of five to thirty-nine years. Computer equipment and software is depreciated over an estimated useful life of three to five years. Office furniture and equipment is depreciated over an estimated useful life of five to fifteen years. Leasehold improvements and assets acquired under capital leases are amortized over the lease term or the estimated useful life of the related asset or improvement, whichever is shorter.

Software development costs

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Technological feasibility is established upon the completion of a detailed program design. Capitalization of software development costs may begin upon the establishment of technological feasibility and ends when the product is available for general release. Generally, the time between the establishment of technological feasibility and commercial release of software is short. As such, all internal software development costs have been expensed as incurred and included in research and development expense in the accompanying consolidated statements of operations.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, including developed technology and customer relationships, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted future cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and third-party independent appraisals. No impairment losses were recognized in 2023, 2022, or 2021.

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

The Company performs its annual impairment review of goodwill in the fourth quarter of each year and when a triggering event occurs between annual impairment dates. For 2023, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of its reporting unit with goodwill was less than its carrying amount. Accordingly, the Company determined that its goodwill was not impaired.

The Company performs its annual impairment review of indefinite-lived intangibles in the fourth quarter of each year and when a triggering event occurs between annual reporting dates. In 2023, the Company performed a qualitative assessment of indefinite-lived trade names and determined there was no indication of impairment. Accordingly, no impairment charges were recognized in 2023.

Government assistance

The Company receives incentives from federal, state and local governments in different regions of the world to primarily encourage the Company to establish, maintain, or increase investment or employment in the region. Government incentives are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expense or other income based on the substance of the incentive received. Benefits are generally recorded when the conditions of the grant are met, there is reasonable assurance of receipt and amounts are recorded in earnings as the expenses in which the incentive is meant to offset are incurred. For the years ended December 31, 2023 and 2022, respectively, other operating income includes $5.6 million and $3.0 million of government related funding.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward for three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of December 31, 2023, the Company had approximately $12.1 million receivables from the French government related to CIR, of which $5.7 million was recorded in Income tax receivable and the remaining $6.4 million was recorded in Other long-term assets. As of December 31, 2022, the Company had approximately $10.0 million receivables from the French government related to CIR, of which $3.1 million was recorded in Income tax receivable and the remaining $6.9 million was recorded in Other long-term assets. CIR is subject to customary audit by the French tax authorities.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $5.1 million, $5.0 million and $4.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Assets held for sale

Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. Depreciation expense is not recognized on assets held for sale. As of December 31, 2022, an office building in Korea and related assets of $2.7 million were classified as held for sale and presented in Prepaid expenses and other current assets. The sale of the building was finalized in February 2023.

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

Recent accounting guidance

Accounting standards not yet adopted

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are optional and effective for all entities as of March 12, 2020 through December 31, 2022. In October 2022, the FASB Board voted to amend the sunset date of ASU 2020-04 to December 31, 2024. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material effect on its consolidated financial statements.

Segment Reporting – In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting the updated standard.

Income Taxes – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating this ASU to determine the effect on its related disclosures.

3. Revenue from contracts with customers

Significant judgments

Software revenue

The Company’s contracts with customers typically include promises to transfer licenses and services to a customer. Judgment is required to determine if the promises are separate performance obligations within the context of the arrangement, and if so, the allocation of the transaction price to each performance obligation. The Company’s determination of standalone selling price for performance obligations is based on the midpoint of the range of historical observable prices for goods and services sold separately. In addition, the Company estimates the standalone selling price for certain performance obligations where observable prices are not directly available, or a significant portion of historical prices are not within the range. In instances where standalone selling price was not determined based on the range of historical observable prices for goods and services sold separately, the Company used an adjusted market assessment approach to estimate the standalone selling price. In such cases the Company has considered market conditions and other observable inputs, such as internal price lists, peer data, and industry data for a similar or identical product or service. The Company estimates standalone selling price at contract inception considering all information that is reasonably available and is based on the amount of consideration for which the Company expects to be entitled in exchange for transferring the promised good or service to the customer. The corresponding revenues are recognized as the related performance obligations are satisfied.

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

Disaggregation of revenue

The Company disaggregates its revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Term licenses and other	$353,065	$320,181	$283,226
Perpetual licenses	40,079	43,339	41,582
Maintenance	148,779	135,752	122,733
Professional software services	8,051	7,236	6,205
Software related services	28,032	30,661	31,823
Client engineering services	29,497	28,883	39,282
Other	5,198	6,169	7,328
Total revenue	$612,701	$572,221	$532,179

The Company derived approximately 13.6%, 13.9% and 12.0% of its total revenue through indirect sales channels for the years ended December 31, 2023, 2022 and 2021, respectively.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of the transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of December 31, 2023 and 2022, respectively, capitalized costs to obtain a contract were $4.3 million and $3.9 million recorded in Prepaid and other current assets and $0.9 million and $0.4 million recorded in Other long-term assets. Sales commissions were $8.8 million and $8.3 million for the years ended December 31, 2023 and 2022, respectively, and were included in Sales and marketing expense in the Company’s consolidated statements of operations.

Contract assets

As of December 31, 2023 and 2022, respectively, contract assets were $5.2 million and $6.3 million included in Accounts receivable and $2.7 million and $2.3 million included in Prepaid expenses and other current assets in the Company's consolidated balance sheets.

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

Approximately $106.9 million of revenue recognized during 2023 was included in the deferred revenue balances at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $251.8 million as of December 31, 2023, of which the Company expects to recognize approximately 66% over the next 12 months and the remainder thereafter.

4. Acquisitions

2023 Acquisitions

During the year ended December 31, 2023, the Company completed a business acquisition that was insignificant to the Company’s consolidated financial statements. The preliminary aggregate purchase price of this acquisition was $6.1 million and was allocated to assets acquired and liabilities assumed at their estimated fair values. The allocation included $2.2 million to developed technology, $0.4 million to customer relationships and $2.9 million to goodwill, which is deductible for tax purposes. The operating results of this acquisition have been included in the consolidated financial statements since the acquisition date. All goodwill is recorded in the Software segment. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date. The Company’s transaction costs related to the acquisition were not material.

Prior acquisitions

The Company finalized the valuation of all 2022 acquisitions as of December 31, 2023. There were no significant changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

The Company recognized a $5.7 million loss and a $7.2 million gain, respectively, for the years ended December 31, 2023 and 2022, from a mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The mark-to-market adjustments were included in Other operating expense (income), net in the consolidated statements of operations.

As of December 31, 2022, the Company had a $12.0 million contingent consideration liability related to the World Programming acquisition. The Company settled the liability in October 2023 by issuing 257,382 shares of its Class A common stock in accordance with the acquisition agreement.

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

	December 31,
	2023	2022
Cash and cash equivalents	$467,459	$316,146
Restricted cash included in other long-term assets	117	812
Total cash, cash equivalents, and restricted cash	$467,576	$316,958

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable, trade	$185,275	$163,989
Contract assets	5,186	6,290
Accounts receivable, net	$190,461	$170,279

A provision for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of a provision for credit loss of $2.9 million and $2.6 million at December 31, 2023 and 2022, respectively. Activity in the provision for credit loss was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Balance, beginning of year	$(2,590)	$(2,539)	$(2,559)
Provision charged to expense	(299)	(203)	(514)
Write-off, net of recoveries	6	498	500
Effects of foreign currency translation	(58)	(346)	34
Balance, end of year	$(2,941)	$(2,590)	$(2,539)

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated	December 31,
	useful lives	2023	2022
Land	Indefinite	$8,376	$7,994
Building and improvements	5-39 years	17,528	16,995
Computer equipment and software	3-5 years	45,678	45,340
Office furniture and equipment	5-15 years	14,402	15,457
Leasehold improvements	(1)	8,380	8,766
Total property and equipment		94,364	94,552
Less: accumulated depreciation and amortization		54,561	57,035
Property and equipment, net		$39,803	$37,517

(1)
Shorter of lease term or estimated useful life, generally ranging from five to ten years.

Depreciation expense was $8.3 million, $8.0 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	December 31,
	2023	2022
Income taxes payable	$12,239	$11,524
Accrued VAT	8,710	8,402
Employee stock purchase plan obligations	4,155	3,969
Obligations related to acquisition of businesses	3,286	13,136
Customer advances	2,700	921
Non-income tax liabilities	2,473	2,465
Accrued professional fees	2,436	3,637
Billings in excess of cost	2,385	1,874
Accrued royalties	2,313	2,593
Defined contribution plan liabilities	1,454	1,393
Other current liabilities	6,247	6,457
Total	$48,398	$56,371

The following table provides the details of other long-term liabilities (in thousands):

	December 31,
	2023	2022
Income tax reserves	$16,254	$10,852
Pension and other post-retirement liabilities	15,815	12,273
Deferred tax liabilities	12,870	16,775
Other liabilities	2,212	1,316
Total	$47,151	$41,216

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

Restructuring expense

In 2021, the Company initiated a restructuring plan to realign resources with the Company’s current business outlook and cost structure. The restructuring plan resulted in charges for employee termination benefits of $5.1 million for the year ended December 31, 2021. The restructuring costs were attributable primarily to the Software reportable segment. The restructuring plan was completed and all amounts were paid in 2021. There were no restructuring costs for the years ended December 31, 2023 and 2022.

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Year ended December 31,
	2023	2022	2021
Interest income	$(16,855)	$(4,127)	$(541)
Foreign exchange (gain) loss	(1,637)	4,405	1,103
Expense on repurchase of convertible senior notes	—	16,621	—
Other (income) expense, net	$(18,492)	$16,899	$562

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, are as follows (in thousands):

Balance as of December 31, 2021	$370,178
Acquisitions	96,092
Foreign currency translation and other	(17,222)
Balance as of December 31, 2022	449,048
Acquisitions	2,948
Foreign currency translation and other	6,129
Balance as of December 31, 2023	$458,125

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	December 31, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$142,368	$90,729	$51,639
Customer relationships	7-10 years	58,316	37,779	20,537
Other intangibles	4-10 years	1,459	563	896
Total definite-lived intangible assets		202,143	129,071	73,072
Indefinite-lived intangible assets:
Trade names		10,478		10,478
Total other intangible assets		$212,621	$129,071	$83,550

	December 31, 2022
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$135,703	$67,665	$68,038
Customer relationships	7-10 years	57,143	29,148	27,995
Other intangibles	4-10 years	1,448	298	1,150
Total definite-lived intangible assets		194,294	97,111	97,183
Indefinite-lived intangible assets:
Trade names		10,426		10,426
Total other intangible assets		$204,720	$97,111	$107,609

Amortization expense related to amortizing intangible assets was $30.9 million, $27.5 million and $18.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for the next five years as of December 31, 2023, is as follows (in thousands):

Year ending
December 31, 2024	$28,835
December 31, 2025	22,103
December 31, 2026	15,920
December 31, 2027	4,689
December 31, 2028	1,286
Thereafter	239
Total	$73,072

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

During the period ended December 31, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2023.

As of December 31, 2023, the “if converted value” of the 2027 Notes exceeded the principal amount by $40.0 million.

2024 Notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes maturing on June 1, 2024 (the "2024 Notes" together with the 2027 Notes "Convertible Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the 2024 Notes, in a public offering. The net proceeds from the issuance of the 2024 Notes were $221.9 million after deducting the underwriting discounts and commissions and issuance costs. The 2024 Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. The interest rate is fixed at 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2019. The 2024 Notes mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms.

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

As of December 31, 2023, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time. Upon conversion, the Company has elected to settle the 2024 Notes par value in cash and to settle the premium in shares of Class A common stock, subject to the terms and conditions provided in the Indenture. As of December 31, 2023, $81.7 million principal amount of the 2024 Notes remained outstanding and were classified as current liabilities on the consolidated balance sheet.

As of December 31, 2023, the “if converted value” of the 2024 Notes exceeded the principal amount by $66.2 million.

The net carrying value of the 2027 and 2024 Notes was as follows (in thousands):

	December 31, 2023		December 31, 2022
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,729	230,000	$81,754
Less: unamortized debt issuance costs	4,071	274	5,247	903
Net carrying amount	$225,929	$81,455	$224,753	$80,851

The interest expense related to the 2027 and 2024 Notes was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Contractual interest expense	$4,230	$2,452	$575
Amortization of debt issuance cost and discount	1,806	1,745	11,405
Total	$6,036	$4,197	$11,980

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

As of December 31, 2023, the Company has a $200.0 million credit agreement with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”) and there were no outstanding borrowings. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

Debt covenants

The 2019 Amended Credit Agreement requires the Company to maintain a Senior Secured Leverage Ratio not greater than 3.00 to 1.00 as of the last day of each fiscal quarter. The Senior Secured Leverage Ratio is defined as the ratio of total indebtedness secured by a lien (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date. As of December 31, 2023, the Company was in compliance with its financial covenants.

Other

The Company has available overdraft and line of credit facilities in several countries in which it operates. These credit facilities are with various domestic and international banks and are at quoted market rates. As of December 31, 2023 and 2022, the Company had $2.4 million and $3.1 million, respectively, of availability under these facilities and there were no outstanding commitments.
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

The Company’s operating leases consist of office facilities, office equipment and cars. The Company’s leases have remaining terms of less than one year to 15 years, some of which include one or more options to renew and some of which include options to terminate the leases within the next three years. The Company does not have any finance leases as of December 31, 2023.

Operating lease cost was $13.1 million, $13.4 million and $13.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $11.3 million, $11.7 million and $12.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Supplemental balance sheet information related to lease liabilities was as follows:

	December 31,
(in thousands, except lease term and discount rate)	2023	2022
Operating leases:
Operating lease ROU assets	$30,759	$33,601

Current portion of operating lease liabilities	$8,825	$10,396
Operating lease liabilities, net of current portion	22,625	24,065
Total operating lease liabilities	$31,450	$34,461

Weighted average remaining lease term	6.0	3.4
Weighted average discount rate	3.9%	3.8%

Supplemental cash flow information related to leases was as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(11,606)	$(12,949)	$(12,058)
ROU assets obtained in exchange for new operating lease obligations	$17,023	$12,455	$6,577

Maturities of operating lease liabilities as of December 31, 2023, were as follows (in thousands):

Year ending December 31,
2024	$10,169
2025	7,197
2026	5,789
2027	3,893
2028	2,073
Thereafter	7,988
Total lease payments	37,109
Less: imputed interest	5,659
Total operating lease liabilities	$31,450

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized debt issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of December 31, 2023, the estimated fair value of the 2027 Notes and 2024 Notes was $297.6 million and $147.6 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes see Note 7.

10. Stockholders’ equity

Preferred stock

As of December 31, 2023, the Company had authorized 45,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common stock

As of December 31, 2023, the Company had authorized 513,796,572 shares of Class A common stock, par value $0.0001, and 41,203,428 shares of Class B common stock, par value $0.0001. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

The holders of Class A and Class B common stock are entitled to dividends at the sole discretion of the Board of Directors. No common stock dividends were declared or paid in 2023, 2022, or 2021.

Stock repurchase program

In May 2023, the Company’s Board of Directors approved an increase under our existing stock repurchase program from $50.0 million to $75.0 million of the Company's outstanding Class A Common Stock. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. The Company is not obligated to repurchase any dollar amount or number of shares, and the stock repurchase program may be suspended or terminated at any time. All shares repurchased under the stock repurchase program are retired. The Company intends to use the share repurchase plan to opportunistically return capital to shareholders while still focusing on its primary goal of investing in the business to drive growth.

During the year ended December 31, 2023, under the Company's stock repurchase program, the Company repurchased 91,273 shares at an average price of $46.63 per share for a total cost of $4.3 million. As of December 31, 2022, $49.1 million of shares of Class A Common Stock remained available for repurchase under the program.

11. Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 994,884 stock options with an exercise price of $.000025 remain outstanding as of December 31, 2023. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2022	1,158,260	$0.000025	14.0
Exercised	(163,376)	$0.000025
Outstanding and exercisable as of December 31, 2023	994,884	$0.000025	13.0	$83.7

The total intrinsic value of the NSO Plan stock options exercised during the years ended December 31, 2023, 2022 and 2021, was $11.5 million, $11.0 million and $78.7 million, respectively.

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

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2022	374,574	$4.34	3.4
Exercised	(103,215)	$4.03
Outstanding and exercisable as of December 31, 2023	271,359	$4.46	2.5	$21.6

The total intrinsic value of the 2012 Plan stock options exercised during the years ended December 31, 2023, 2022 and 2021, was $6.6 million, $8.5 million and $17.5 million, respectively.

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based and stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 16,999,318 authorized shares of the Company’s Class A common stock reserved for issuance. As of December 31, 2023, the Company had 4,965,437 shares of its common stock available for future issuances under the 2017 Plan.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2022	1,230,774
Granted	423,771
Vested	(538,997)
Forfeited	(29,197)
Outstanding as of December 31, 2023	1,086,351

The weighted average grant date fair value of the RSUs was $65.80 and the RSUs generally vest in four equal annual installments. The fair value of RSUs that vested during the year ended December 31, 2023, was $35.5 million. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2023, was $91.4 million and is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2022	7,491,491	$50.39	8.5
Granted	1,017,785	$65.19
Exercised	(785,550)	$45.23
Forfeited	(121,648)	$56.85
Outstanding as of December 31, 2023	7,602,078	$52.81	7.8	$238.3
Exercisable as of December 31, 2023	3,650,320	$49.99	6.9	$124.7

The total intrinsic value of the 2017 Plan stock options exercised during the years ended December 31, 2023, 2022 and 2021, was $20.7 million, $1.1 million and $0.7 million, respectively.

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

The fair values of the Company’s stock options granted during the year ended December 31, 2023, 2022 and 2021, were estimated using the following assumptions:

	2023 grants	2022 grants	2021 grants
Weighted average grant date fair value per share	$65.19 - 67.65	$44.63 - 64.79	$61.93 - 80.06
Expected volatility	35%	35%	35%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	3.5% - 4.3%	1.7% - 4.2%	1.1% - 1.2%
Expected dividend yield	0%	0%	0%

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

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions. As of December 31, 2023, the Company had 2,832,220 shares of its common stock available for future issuances under the ESPP.

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

The Company issued 182,883 shares and 184,897 shares of common stock under the ESPP during the years ended December 31, 2023 and 2022, respectively. There were no issuances of common stock under the ESPP during the year ended December 31, 2021. As of December 31, 2023 and 2022, $4.2 million and $4.0 million, respectively, has been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. The Company recognized $2.4 million, $2.6 million and $1.2 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The estimated post combination expense to the Company as a result of the World Programming business combination was approximately $29.5 million which is recognized on an accelerated method over the employment period. As of December 31, 2023, the weighted average remaining service period was 1.0 year. Once the vesting conditions of the service period are met, the Company will issue shares for each award. Stock-based compensation expense includes $8.0 million, $17.6 million and $0.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

In connection with the acquisition of Powersim Inc. in March 2022, per the Powersim stock purchase agreement, 68,792 shares of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued in installments of 34,396 shares on the one- and two-year anniversaries of the closing, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was determined to have a fair value of approximately $4.3 million and is recognized on an accelerated method over the employment period. As of December 31, 2023, the weighted average remaining service period was 0.2 years. Stock-based compensation expense includes $1.4 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

In connection with the acquisition of Concept Engineering in June 2022, per the Concept Engineering stock purchase agreement, 105,082 shares of the Company’s Class A Common Stock will be issued to existing employees, subject to continuing employment and certain other contingencies. The shares will be issued in installments of 52,541 shares on the one- and two-year anniversaries of the closing, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was determined to have a fair value of approximately $6.0 million and is recognized on an accelerated method over the employment period. As of December 31, 2023, the weighted average remaining service period was 0.4 years. Stock-based compensation expense includes $2.6 million and $2.7 million for the years ended December 31, 2023 and 2022, respectively.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Cost of revenue-software	$10,095	$8,351	$5,619
Research and development	33,842	36,250	16,561
Sales and marketing	28,376	30,370	15,044
General and administrative	13,268	9,816	7,325
Total stock-based compensation expense	$85,581	$84,787	$44,549

12. Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
U.S.	$(21,803)	$(62,702)	$(27,850)
Non-U.S.	34,422	34,489	27,562
	$12,619	$(28,213)	$(288)

The significant components of the income tax expense are as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Current
U.S. Federal	$—	$—	$—
Non-U.S.	22,746	18,759	9,781
U.S. State and Local	1,118	621	227
Total current	23,864	19,380	10,008
Deferred
U.S. Federal	35	23	26
Non-U.S.	(2,384)	(4,206)	(1,550)
U.S. State and Local	30	19	22
Total deferred	(2,319)	(4,164)	(1,502)
Income tax expense	$21,545	$15,216	$8,506

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate to income tax expense is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21%	21%	21%
Income taxes at U.S. federal statutory rate	$2,650	$(5,925)	$(60)
Foreign income taxes at rates other than the federal statutory rate	1,733	2,249	2,950
U.S. state and local income taxes, net of U.S. federal tax benefit	(1,952)	(5,976)	(4,826)
U.S. effect of foreign operations	(9,931)	15,827	1,827
Change in valuation allowance	29,849	7,830	20,212
Foreign withholding taxes	7,444	6,738	(4,545)
U.S. foreign tax credit and deduction	(17,522)	(12,315)	(288)
Research and development tax credit	391	(326)	(784)
Stock-based compensation	1,361	8,649	(12,791)
Other	123	1,250	753
Uncertain tax positions	6,370	472	6,058
FDII deduction	(169)	(5,245)	—
Mark-to-market adjustment of contingent consideration	1,198	(1,502)	—
Repurchase of convertible senior notes	—	3,490	—
Income tax expense	$21,545	$15,216	$8,506

The Tax Cuts and Jobs Act, or the Tax Act, subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the years ended December 31, 2023, 2022 and 2021 due to a full valuation allowance on U.S. net deferred tax assets. In addition, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Deferred income tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. The approximate tax effect of each type of temporary difference, and operating losses and tax credit carryforwards that give rise to a significant portion of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Deferred revenue	$9,730	$18,571
Net operating loss carryforwards	60,702	64,091
Tax credit carryforwards	48,752	24,319
Stock-based compensation	12,011	8,312
Capitalized research and development	58,946	43,860
Lease obligation	7,517	8,810
Employee benefits	6,955	5,941
Other	3,910	5,931
Total gross deferred tax assets	208,523	179,835
Less: valuation allowances	(179,766)	(149,441)
Net deferred tax assets (1)	28,757	30,394
Deferred tax liabilities:
Prepaid royalties	3,602	—
Property and equipment and intangibles	16,610	24,155
Deferred tax on investment in subsidiary	1,950	1,500
Lease right of use asset	7,357	8,578
Other	2,153	3,209
Total deferred tax liabilities	31,672	37,442
Total net deferred tax liabilities	$(2,915)	$(7,048)

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

The following table summarizes the changes to the valuation allowance balance (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$149,441	$119,981	$96,831
Additions charged to expense	30,665	7,830	20,212
Deductions	(816)	—	—
Other	476	21,630	2,938
Ending balance	$179,766	$149,441	$119,981

The change in valuation allowance in Other for 2023 of $0.5 million is primarily related to currency translation. The change in the valuation allowance in Other for 2022 of $21.6 million is primarily related to a $6.8 million increase from the adoption of ASU 2020-06 for convertible debt instruments, and a $13.1 million valuation allowance recorded on deferred tax assets established during purchase accounting from the RapidMiner acquisition. The change in valuation allowance in Other for 2021 of $2.9 million is primarily related to a valuation allowance recorded on deferred tax assets established during purchase accounting from the World Programming acquisition.

The following table summarizes the amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2023 (in thousands):

	Expiration dates	Amounts
U.S. general business credits and loss carryforwards	2024-Indefinite	$64,426
Foreign general business credits and loss carryforwards	2024-Indefinite	15,711
U.S. foreign tax credits	2027 - 2032	29,317
Total operating loss and tax credit carryforwards		$109,454

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefits—January 1	$28,977	$16,376	$8,310
Additions for tax positions of current period	9,435	50	1,042
Additions for tax positions of prior periods	901	13,910	8,983
Reductions for tax positions of prior periods	(500)	(1,334)	(1,934)
Reductions due to statute of limitations	(594)	(25)	(25)
Unrecognized tax benefits—December 31	$38,219	$28,977	$16,376

As of December 31, 2023, the Company had $15.0 million of gross unrecognized tax benefits that if recognized would affect the effective tax rate. The Company expects a reduction over the next 12 months in the gross unrecognized tax benefits of approximately $0.5 million which if recognized would not impact the effective tax rate during 2024.

The Company operates globally but considers its more significant tax jurisdictions to include the United States, India, Germany, Japan, and China. India has tax years open for examination from 2011 through 2023. All other significant jurisdictions have open tax years from 2016 through 2023.

The Company records interest and penalties with respect to unrecognized tax benefits as a component of the provision for income taxes. For the years ended December 31, 2023, 2022, and 2021, accrued interest and penalties related to unrecognized tax benefits were approximately $1.2 million, $1.0 million, and $1.0 million, respectively, all of which if recognized would affect the effective tax rate.

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

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net loss per share amounts (in thousands, except per share data):

	Year ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(8,926)	$(43,429)	$(8,794)
Denominator:
Denominator for basic and diluted loss per share — weighted average shares	80,596	79,472	76,179
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.55)	$(0.12)

Anti-dilutive shares excluded from the computation of diluted net loss per share were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Stock options and ESPP	3,293	961	3,425
Convertible shares	3,753	4,958	1,555
Total shares excluded from calculation	7,046	5,919	4,980

Since the Company was in a net loss position for the years ended December 31, 2023, 2022 and 2021, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for those periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

14. Retirement benefits

The Company sponsors a 401(k)-profit sharing plan (the “Plan”) for all eligible U.S. employees. This Plan allows eligible employees to contribute up to 80% of their compensation to the Plan. The Company makes discretionary matching contributions to the Plan provided the employee is employed on the last day of the year. Such discretionary contributions vest ratably over five years of service. The Company’s contributions to the Plan were $1.6 million for each of the years ended December 31, 2023, 2022 and 2021.

The Company also participates in government-mandated retirement and/or termination indemnity plans, benefiting certain non-U.S. employees. Termination benefits are generally lump sum payments based upon an individual’s years of credited service and annual salary at retirement. These plans are generally unfunded, and employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The amount of net benefit cost recorded in the consolidated statements of operations for these plans was $2.6 million, $2.5 million and $3.0 million in 2023, 2022 and 2021, respectively. The amount of benefits paid under these plans was $0.4 million, $0.7 million and $0.4 million in 2023, 2022 and 2021, respectively. The accumulated benefit obligation, unlike the projected benefit obligation, does not reflect expected benefit increases from future salary levels, and was $11.6 million and $10.1 million as of December 31, 2023 and 2022, respectively, under these plans. The projected benefit obligation, net of plan assets, was $16.8 million and $13.1 million as of December 31, 2023 and 2022, respectively.

A summary of the components of the pension benefits obligation recorded in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2023	2022
Other long-term assets	$135	$127
Accrued compensation and benefits	1,170	957
Other long-term liabilities	15,815	12,273
	$16,850	$13,103

The estimated future benefit payments, which reflect expected future service that are expected to be paid for each of the next five years are as follows (in thousands):

Year ending
December 31, 2024	$1,233
December 31, 2025	$974
December 31, 2026	$1,500
December 31, 2027	$1,323
December 31, 2028	$1,229
Next five years	$6,949

15. Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2020	$854	$(3,651)	$(2,797)
Other comprehensive income (loss) before reclassification	(7,254)	198	(7,056)
Amounts reclassified from accumulated other comprehensive loss	—	1,199	1,199
Tax effects	—	(296)	(296)
Other comprehensive income (loss)	(7,254)	1,101	(6,153)
Balance as of December 31, 2021	(6,400)	(2,550)	(8,950)
Other comprehensive income (loss) before reclassification	(24,084)	87	(23,997)
Amounts reclassified from accumulated other comprehensive loss	—	3,253	3,253
Tax effects	—	(308)	(308)
Other comprehensive income (loss)	(24,084)	3,032	(21,052)
Balance as of December 31, 2022	(30,484)	482	(30,002)
Other comprehensive income (loss) before reclassification	9,011	(16)	8,995
Amounts reclassified from accumulated other comprehensive loss	—	(1,479)	(1,479)
Tax effects	—	177	177
Other comprehensive income (loss)	9,011	(1,318)	7,693
Balance as of December 31, 2023	$(21,473)	$(836)	$(22,309)

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

Commitments

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell or use the technology in the Company’s products. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees were $12.2 million, $11.7 million, and $10.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are reported in Cost of revenue—software.

Additionally, the Company has current contractual purchase obligations for services supporting business operations, including non-cancelable agreements. The future purchase obligations for these agreements are as follows (in thousands):

Year ending December 31,
2024	$17,030
2025	15,389
2026	7,126
2027	484
2028	61
Thereafter	—
Total	$40,090

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

The “Other” represents innovative services and products, including Toggled, the Company’s LED lighting business. Toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based, in part, on intellectual property for the direct replacement of fluorescent tubes with LED lighting. Other businesses combined within Other include potential services and product concepts that are still in their development stages.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore no asset information is provided for reportable segments. The accounting policies of the segments are the same as those described in Note 2—Summary of significant accounting policies.

The following tables are in thousands:

Year ended December 31, 2023	Software	CES	Other	Total
Revenue	$578,006	$29,497	$5,198	$612,701
Adjusted EBITDA	$129,164	$2,288	$(2,314)	$129,138

Year ended December 31, 2022	Software	CES	Other	Total
Revenue	$537,169	$28,883	$6,169	$572,221
Adjusted EBITDA	$107,638	$2,576	$(1,614)	$108,600

Year ended December 31, 2021	Software	CES	Other	Total
Revenue	$485,569	$39,282	$7,328	$532,179
Adjusted EBITDA	$82,845	$4,723	$(2,315)	$85,253

	Year ended December 31,
	2023	2022	2021
Reconciliation of Adjusted EBITDA to GAAP income (loss) before income taxes:
Adjusted EBITDA	$129,138	$108,600	$85,253
Stock-based compensation expense	(85,581)	(84,787)	(44,549)
Interest expense	(6,116)	(4,377)	(12,065)
Depreciation and amortization	(39,124)	(35,504)	(25,644)
Restructuring expense	—	—	(5,053)
Special adjustments, interest income and other (1)	14,302	(12,145)	1,770
Income (loss) before income taxes	$12,619	$(28,213)	$(288)

(1)
The year ended December 31, 2023, includes $3.2 million currency gains on acquisition-related intercompany loans, $5.7 million losses from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition and $16.9 million of interest income. The year ended December 31, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.8 million currency losses on acquisition-related intercompany loans, $7.2 million gains from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition and $4.1 million of interest income. The year ended December 31, 2021, includes $1.2 million currency gains on acquisition-related intercompany loans and $0.5 million of interest income.

Revenue is attributed to geographic areas based on the country of origin. The following table provides sales to external customers and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Revenue			Long-lived assets (1)
	Year ended December 31,			December 31,
	2023	2022	2021	2023	2022
United States	$301,857	$274,635	$259,344	$50,448	$56,853
Other countries	17,792	13,425	12,249	3,538	5,841
Total Americas	319,649	288,060	271,593	53,986	62,694
Germany	46,593	51,495	52,227	19,821	25,332
France	23,122	19,442	19,694	938	740
Other countries	66,903	69,769	52,264	32,264	39,405
Total Europe, Middle East and Africa	136,618	140,706	124,185	53,023	65,477
Japan	39,508	40,335	42,322	682	944
Other countries	116,926	103,120	94,079	5,184	5,585
Total Asia Pacific	156,434	143,455	136,401	5,866	6,529
Total	$612,701	$572,221	$532,179	$112,875	$134,700

(1)
Includes property and equipment, net and definite-lived intangible assets, net.

Concentrations of credit risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The risk with respect to trade receivables is partially mitigated by the diversity, both by geography and by industry, of the Company’s customer base. The Company’s accounts receivable is derived from sales to a large number of direct customers and resellers around the world. No individual customer accounted for 10% or more of revenue in the years ended December 31, 2023, 2022 or 2021.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock	10-K	001-38263	4.1	2/24/2023

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association).	8-K	001-38263	4.3	6/10/2019

4.5	Indenture, dated as of June 14, 2022, by and between Altair Engineering Inc. and U.S. Bank Trust Company, National Association as trustee	8-K	001-38263	4-1	6/15/2022

4.6	Form of 1.750% Convertible Senior Notes due 2027 (included in Exhibit 4.1 to the Indenture, dates as of June 14, 2022, by and between Altair Engineering Inc., and U.S. Bank Trust Company National Association as trustee)	8-K	001-38263	4.2	6/15/2022

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.14	First Amendment to the Registrant's 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K	001-38263	10.1	11/5/2018

10.15	Second Amendment to the Registrant's Third Amended and Restated Credit Agreement, dated as of June 5, 2019, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-38263	10.1	6/6/2019

10.16+	Form of 2020 Stock Option Award Agreement	8-K	001-38263	10.1	6/8/2020

10.17+	Altair Engineering Inc. 2021 Employee Stock Purchase Plan	DEF 14A	001-38263	Appendix B	4/9/2021

10.18+	Employment Letter dated December 6, 2020, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.2	5/6/2021

10.19+	Executive Severance Agreement dated January 26, 2021, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.3	5/6/2021

10.20+	Amended and Restated Executive Severance Agreement dated March 8, 2021, by and between Altair Engineering Inc. and James Scapa	10-Q	001-38263	10.5	5/6/2021

10.21+	Amended and Restated Executive Severance Agreement dated February 3, 2021, by and between Altair Engineering Inc. and Gilma Saravia	10-Q	001-38263	10.6	5/6/2021

10.22+	Amended and Restated Executive Severance Agreement dated February 22, 2021, by and between Altair Engineering Inc. and Amy Messano	10-Q	001-38263	10.7	5/6/2021

10.23+	Amended and Restated Executive Severance Agreement dated February 15, 2021, by and between Altair Engineering Inc. and Uwe Schramm	10-Q	001-38263	10.8	5/6/2021

10.24+	Amended and Restated Executive Severance Agreement dated January 31, 2021, by and between Altair Engineering Inc. and Brett Chouinard	10-Q	001-38263	10.9	5/6/2021

10.25+	Executive Severance Agreement, dated March 5, 2021, by and between Altair Engineering Inc., and Mahalingam Srikanth	10-K	001-38263	10.26	2/24/2023

10.26	Securities Purchase Agreement, dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.1	9/27/2021

10.27	Registration Rights Agreement dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.2	9/27/2021

10.28	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of World Programming Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.1	12/15/2021

10.29	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of December 2015 Software Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.2	12/15/2021

10.30+	Employment Separation and General Release Agreement, dated as of September 30, 2022, by and between Brett Chouinard and the Company	8-K	001-38263	10.1	10/3/2022

10.31+	Employment Separation and General Release Agreement, dated as of December 30, 2022, by and between Dr. Uwe Schramm and the Company	8-K	001-38263	10.1	1/4/2023

10.32+	Executive Severance Agreement, dated as of July 25, 2023, by and between Ravi Kunju and the Company	10-Q	001-38263	10.1	11/2/2023

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

						X

97+	Altair Engineering Inc. Compensation Recovery Policy	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

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

ALTAIR ENGINEERING INC.

Date: February 22, 2024	By:	/s/ James R. Scapa
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

Name	Title	Date

/s/ James R. Scapa James R. Scapa	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2024

/s/ Matthew Brown Matthew Brown	Chief Financial Officer (Principal Financial Officer)	February 22, 2024

/s/ Brian Gayle Brian Gayle	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024

/s/ Jim F. Anderson Jim F. Anderson	Director	February 22, 2024

/s/ Shekar Ayyar Shekar Ayyar	Director	February 22, 2024

/s/ Mary C. Boyce Mary C. Boyce	Director	February 22, 2024

/s/ Sandy Carter Sandy Carter	Director	February 22, 2024

/s/ Stephen Earhart Stephen Earhart	Director	February 22, 2024

/s/ Trace Harris Trace Harris	Director	February 22, 2024