Form 10-Q
period 2024-03-31
Altair Engineering Inc.
filed 2024-05-02
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On April 17, 2024, there were 56,948,286 shares of the registrant’s Class A common stock outstanding and 26,084,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$557,605	$467,459
Accounts receivable, net	127,870	190,461
Income tax receivable	18,898	16,650
Prepaid expenses and other current assets	26,026	26,053
Total current assets	730,399	700,623
Property and equipment, net	38,837	39,803
Operating lease right of use assets	30,175	30,759
Goodwill	454,953	458,125
Other intangible assets, net	75,357	83,550
Deferred tax assets	9,699	9,955
Other long-term assets	40,491	40,678
TOTAL ASSETS	$1,379,911	$1,363,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,522	$8,995
Accrued compensation and benefits	35,911	45,081
Current portion of operating lease liabilities	8,330	8,825
Other accrued expenses and current liabilities	43,820	48,398
Deferred revenue	120,554	131,356
Current portion of convertible senior notes, net	81,617	81,455
Total current liabilities	296,754	324,110
Convertible senior notes, net	226,223	225,929
Operating lease liabilities, net of current portion	22,508	22,625
Deferred revenue, non-current	24,385	32,347
Other long-term liabilities	47,113	47,151
TOTAL LIABILITIES	616,983	652,162
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 56,912 and 55,240 shares as of March 31, 2024, and December 31, 2023, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 26,084 and 26,814 shares as of March 31, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	904,180	864,135
Accumulated deficit	(113,956)	(130,503)
Accumulated other comprehensive loss	(27,304)	(22,309)
TOTAL STOCKHOLDERS’ EQUITY	762,928	711,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,379,911	$1,363,493

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenue
License	$117,707	$112,409
Maintenance and other services	40,722	37,234
Total software	158,429	149,643
Engineering services and other	14,483	16,391
Total revenue	172,912	166,034
Cost of revenue
License	4,490	4,824
Maintenance and other services	14,166	14,426
Total software	18,656	19,250
Engineering services and other	12,237	13,485
Total cost of revenue	30,893	32,735
Gross profit	142,019	133,299
Operating expenses:
Research and development	52,333	53,251
Sales and marketing	44,434	43,492
General and administrative	17,761	17,951
Amortization of intangible assets	7,438	7,814
Other operating (income) expense, net	(882)	5,605
Total operating expenses	121,084	128,113
Operating income	20,935	5,186
Interest expense	1,576	1,526
Other income, net	(3,957)	(3,613)
Income before income taxes	23,316	7,273
Income tax expense	6,769	9,232
Net income (loss)	$16,547	$(1,959)
Income (loss) per share:
Net income (loss) per share attributable to common stockholders, basic	$0.20	$(0.02)
Net income (loss) per share attributable to common stockholders, diluted	$0.20	$(0.02)
Weighted average shares outstanding:
Weighted average number of shares used in computing net income (loss) per share, basic	82,587	80,191
Weighted average number of shares used in computing net income (loss) per share, diluted	89,806	80,191

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$16,547	$(1,959)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(5,029)	7,232
Retirement related benefit plans (net of tax effect of $0 for all periods)	34	19
Total other comprehensive (loss) income	(4,995)	7,251
Comprehensive income	$11,552	$5,292

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2023	55,240	$5	26,814	$3	$864,135	$(130,503)	$(22,309)	$711,331
Net income	—	—	—	—	—	16,547	—	16,547
Issuance of common stock for acquisitions	35	—	—	—	75	—	—	75
Issuance of common stock for employee stock purchase program	64	—	—	—	4,127	—	—	4,127
Exercise of stock options	540	—	—	—	19,844	—	—	19,844
Vesting of restricted stock	303	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	730	—	(730)	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,999	—	—	15,999
Foreign currency translation, net of tax	—	—	—	—	—	—	(5,029)	(5,029)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	34	34
Balance as of March 31, 2024	56,912	$5	26,084	$3	$904,180	$(113,956)	$(27,304)	$762,928

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$16,547	$(1,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,619	9,750
Stock-based compensation expense	15,999	22,161
Loss on mark-to-market adjustment of contingent consideration	145	7,006
Other, net	580	640
Changes in assets and liabilities:
Accounts receivable, net	60,245	39,872
Prepaid expenses and other current assets	(2,679)	1,981
Other long-term assets	9	(1,944)
Accounts payable	(1,667)	(5,362)
Accrued compensation and benefits	(8,503)	(12,283)
Other accrued expenses and current liabilities	(199)	2,015
Deferred revenue	(16,646)	(2,678)
Net cash provided by operating activities	73,450	59,199
INVESTING ACTIVITIES:
Capital expenditures	(2,766)	(1,727)
Other investing activities, net	2	(1,405)
Net cash used in investing activities	(2,764)	(3,132)
FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options	19,844	9,872
Proceeds from employee stock purchase plan contributions	2,182	1,868
Payments for repurchase and retirement of common stock	—	(6,255)
Other financing activities	—	(29)
Net cash provided by financing activities	22,026	5,456
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,592)	379
Net increase in cash, cash equivalents and restricted cash	90,120	61,902
Cash, cash equivalents and restricted cash at beginning of year	467,576	316,958
Cash, cash equivalents and restricted cash at end of period	$557,696	$378,860
Supplemental disclosure of cash flow:
Interest paid	$46	$3
Income taxes paid	$2,954	$4,751
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and other current liabilities	$277	$1,559

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Organization and description of business

Altair Engineering Inc. (“Altair” or the “Company”) is incorporated in the state of Delaware. The Company is a global leader in computational intelligence enabling organizations across broad industry segments to drive smarter decisions in an increasingly connected world. Altair delivers software and cloud solutions in the areas of simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair’s products and services leverage computational science to drive innovation and intelligent decisions for a more connected, safe, and sustainable future. The Company is headquartered in Troy, Michigan.

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, the accompanying statements do not include all the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2023, included in the most recent Annual Report on Form 10-K filed with the SEC.

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the three months ended March 31, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Change in Presentation of Revenue and Cost of Revenue

Effective in the first quarter of 2024, the Company changed the presentation of revenue and cost of revenue in its Consolidated Statements of Operations to combine the financial statement line items (“FSLIs”) labeled “Software related services”, “Client engineering services” and “Other” into one FSLI labeled “Engineering services and other”. The change in presentation has been applied retrospectively and does not affect the software revenue, total revenue, software cost of revenue, or total cost of revenue amounts previously reported or have any effect on segment reporting.

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

Segment Reporting – In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting the updated standard.

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Term licenses and other software products	$111,170	$103,309
Perpetual licenses	6,537	9,100
Maintenance	38,643	35,601
Professional software services	2,079	1,633
Software related services	6,617	7,100
Client engineering services	6,457	7,776
Other	1,409	1,515
Total revenue	$172,912	$166,034

The Company derived approximately 10.8% of its total revenue through indirect sales channels for the three months ended March 31, 2024.

Costs to obtain a contract

As of March 31, 2024, and December 31, 2023, respectively, capitalized costs to obtain a contract were $4.6 million and $4.3 million recorded in Prepaid expenses and other current assets and $0.9 million and $0.9 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.3 million and $2.0 million, respectively, for the three months ended March 31, 2024 and 2023. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of March 31, 2024, and December 31, 2023, respectively, contract assets were $5.1 million and $5.2 million included in Accounts receivable, net, and $3.1 million and $2.7 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $66.3 million of revenue recognized during the three months ended March 31, 2024, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $243.5 million and $208.3 million as of March 31, 2024 and 2023, respectively. Of the amount recorded as of March 31, 2024, the Company expects to recognize approximately 70% over the next 12 months and the remainder thereafter.

4.
Supplementary Information

Acquisitions

During the three months ended March 31, 2024 and 2023, respectively, the Company recognized a $0.1 million loss and a $7.0 million loss from a mark-to-market adjustment of contingent consideration associated with a prior year acquisition. The mark-to-market adjustments were included in Other operating (income) expense, net in the consolidated statements of operations.

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

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$557,605	$467,459
Restricted cash included in other long-term assets	92	117
Total cash, cash equivalents and restricted cash	$557,696	$467,576

Restricted cash represents amounts required for the payment of potential health insurance claims and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land	$8,373	$8,376
Building and improvements	17,515	17,528
Computer equipment and software	46,154	45,678
Furniture, equipment and other	13,972	14,402
Leasehold improvements	8,602	8,380
Total property and equipment	94,616	94,364
Less: accumulated depreciation and amortization	55,779	54,561
Property and equipment, net	$38,837	$39,803

Depreciation expense was $2.2 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Income taxes payable	$15,152	$12,239
Accrued VAT	4,472	8,710
Obligations related to acquisition of businesses and technology	3,012	3,286
Accrued royalties	2,889	2,313
Accrued professional fees	2,808	2,436
Billings in excess of cost	2,401	2,385
Employee stock purchase plan obligations	2,210	4,155
Non-income tax liabilities	1,332	2,473
Accrued interest	1,242	183
Defined contribution plan liabilities	1,110	1,454
Other current liabilities	7,192	8,764
Total	$43,820	$48,398

The following table provides details of other long-term liabilities (in thousands):

	March 31,	December 31,
	2024	2023
Pension and other post-retirement liabilities	$16,219	$15,815
Income tax reserves	16,117	16,254
Deferred tax liabilities	12,765	12,870
Other long-term liabilities	2,012	2,212
Total	$47,113	$47,151

Other income, net

Other income, net consists of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$(5,722)	$(2,885)
Foreign exchange loss (gain)	1,765	(728)
Other income, net	$(3,957)	$(3,613)

5.
Goodwill and other intangible assets

Goodwill

The change in the carrying amount of goodwill, which is attributable to the Software reportable segment, was as follows (in thousands):

Balance as of December 31, 2023	$458,125
Foreign currency translation	(3,172)
Balance as of March 31, 2024	$454,953

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	March 31, 2024
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$141,093	$95,465	$45,628
Customer relationships	7-10 years	57,988	39,427	18,561
Other intangibles	4-10 years	1,455	626	829
Total definite-lived intangible assets		200,536	135,518	65,018
Indefinite-lived intangible assets:
Trade names		10,339		10,339
Total other intangible assets		$210,875	$135,518	$75,357

	December 31, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangible assets:
Developed technology	4-6 years	$142,368	$90,729	$51,639
Customer relationships	7-10 years	58,316	37,779	20,537
Other intangibles	4-10 years	1,459	563	896
Total definite-lived intangible assets		202,143	129,071	73,072
Indefinite-lived intangible assets:
Trade names		10,478		10,478
Total other intangible assets		$212,621	$129,071	$83,550

Amortization expense related to intangible assets was $7.4 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

The Company may settle the 2027 Notes in cash, shares of Class A common stock or a combination of cash and shares of its Class A common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

During the period ended March 31, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes remained classified as long-term debt on the consolidated balance sheet as of March 31, 2024.

2024 Notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes due in 2024 (the "2024 Notes" and together with the 2027 Notes, the “Convertible Notes”), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the 2024 Notes, in a public offering. The net proceeds from the issuance of the 2024 Notes were $221.9 million after deducting the underwriting discounts and commissions and estimated issuance costs. The 2024 Notes bear interest at a rate of 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, unless, earlier repurchased or redeemed by the Company or converted pursuant to their terms. The 2024 Notes have an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of 2024 Notes, which is equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. Refer to the Company’s consolidated financial statements for the year ended December 31, 2023, for details of the issuance of the 2024 Notes.

During the year ended December 31, 2022, using proceeds from the issuance of the 2027 Notes, the Company entered into separate privately negotiated transactions with certain holders of the 2024 Notes to repurchase and retire $148.2 million aggregate principal amount of the 2024 Notes for an aggregate amount of $192.4 million of cash including accrued and unpaid interest.

As of March 31, 2024, until the close of business on the business day immediately preceding the maturity date, holders may convert their 2024 Notes at any time. Upon conversion, the Company has elected to settle the 2024 Notes par value in cash and to settle the premium in shares of its Class A common stock, subject to the terms and conditions provided in the Indenture. As of March 31, 2024, $81.7 million principal amount of the 2024 Notes remained outstanding and were classified as current liabilities on the consolidated balance sheet.

The net carrying value of the 2027 and 2024 Notes was as follows (in thousands):

	March 31, 2024		December 31, 2023
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$81,729	$230,000	$81,729
Less: unamortized debt issuance costs	3,777	112	4,071	274
Net carrying amount	$226,223	$81,617	$225,929	$81,455

The interest expense related to the 2027 and 2024 Notes was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$1,057	$1,061
Amortization of debt issuance costs	457	464
Total	$1,514	$1,525

As of March 31, 2024, the “if converted value” of the 2027 Notes exceeded the principal amount by $46.4 million, and the “if converted value” of the 2024 Notes exceeded the principal amount by $69.7 million.

Revolving credit facility

The Company has a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”).

As of March 31, 2024, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $200.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

For additional information about the 2019 Amended Credit Agreement, refer to the Company’s consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

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

The carrying value of the Company’s Convertible Notes are at face value less unamortized issuance costs. The estimated fair values of the Convertible Notes, which the Company has classified as Level 2 financial instruments, were determined based on quoted bid prices of the Convertible Notes on the last trading day of each reporting period. As of March 31, 2024, the estimated fair value of the 2027 Notes and 2024 Notes was $302.1 million and $150.9 million, respectively, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

8.
Stock-based compensation

2017 stock-based compensation plan

In 2017, the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 19,460,908 authorized shares of the Company’s Class A common stock reserved for issuance. As of March 31, 2024, the Company had 6,701,748 shares of its common stock available for future issuances under the 2017 Plan.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2023	1,086,351
Granted	308,671
Vested	(303,210)
Forfeited	(6,428)
Outstanding as of March 31, 2024	1,085,384

The weighted average grant date fair value of the RSUs was $79.20 and the RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of March 31, 2024, totaled $93.5 million, and is expected to be recognized over a weighted average period of 2.7 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2023	7,602,078	$52.81	7.8	$238.3
Granted	416,608	$79.19
Exercised	(402,890)	$49.40
Forfeited	(22,962)	$55.23
Outstanding as of March 31, 2024	7,592,834	$54.43	7.8	$240.9
Exercisable as of March 31, 2024	3,640,511	$51.42	6.8	$126.4

The total intrinsic value of the 2017 Plan stock options exercised during the three months ended March 31, 2024, was $143.4 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The maximum number of shares available for issuance under the ESPP is 3,200,000 shares of the Company’s Class A common stock. As of March 31, 2024, the Company had 2,767,911 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company issued 64,309 shares of common stock under the ESPP during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, respectively, $2.2 million and $4.2 million had been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. The Company recognized $0.7 million and $0.6 million of stock-based compensation expense related to the ESPP for the three months ended March 31, 2024 and 2023, respectively.

Stock-based compensation expense

Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue – software	$2,002	$2,752
Research and development	6,360	8,743
Sales and marketing	4,520	7,591
General and administrative	3,117	3,075
Total stock-based compensation expense	$15,999	$22,161

9.
Net income (loss) per share

Basic net income (loss) per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, RSUs and ESPP shares. Diluted net income (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options, RSUs and ESPP shares under the treasury stock method.

The Company applies the if-converted method for convertible instruments when calculating diluted earnings per share. Under the if-converted method, shares related to convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period.

The following table sets forth the computation of the numerators and denominators used in the basic and diluted net income (loss) per share amounts (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$16,547	$(1,959)
Interest expense related to Convertible Notes, net of tax	1,057	—
Numerator for diluted income (loss) per share	$17,604	$(1,959)
Denominator:
Denominator for basic income (loss) per share— weighted average shares	82,587	80,191
Effect of dilutive securities, stock options, RSUs and ESPP shares	7,219	—
Denominator for dilutive income (loss) per share	89,806	80,191
Net income (loss) per share attributable to common stockholders, basic	$0.20	$(0.02)
Net income (loss) per share attributable to common stockholders, diluted	$0.20	$(0.02)

Anti-dilutive shares excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options and ESPP shares	—	2,883
Convertible shares	—	4,967
Total shares excluded from calculation	—	7,850

10.
Income taxes

The Company’s income tax expense and effective tax rate for the three ended March 31, 2024 and 2023, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2024	2023
Income tax expense	$6,769	$9,232
Effective tax rate	29%	127%

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in the effective tax rate for the three months ended March 31, 2024 as compared to March 31, 2023, was primarily attributable to the effects of tax elections made by the Company during the third quarter of 2023 that have a prospective impact on the Company’s tax expense in 2024. The Company's effective tax rate for the three months ended March 31, 2024 and 2023 also includes net discrete benefit of $0.4 million and expense of $5.7 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

11.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2023	$(21,473)	$(836)	$(22,309)
Other comprehensive income before reclassification	(5,029)	—	(5,029)
Amounts reclassified from accumulated other comprehensive income	—	34	34
Tax effects	—	—	—
Other comprehensive income	(5,029)	34	(4,995)
Balance as of March 31, 2024	$(26,502)	$(802)	$(27,304)

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

The Company has identified two reportable segments for financial reporting purposes: Software and Client Engineering Services (“CES”). The primary measure of segment operating performance is Adjusted EBITDA, which is defined as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, asset impairment charges and other special items as determined by management. Corporate headquarter costs are allocated to each segment.

The following tables are in thousands:

Three months ended March 31, 2024	Software	CES	All other	Total
Revenue	$165,046	$6,457	$1,409	$172,912
Adjusted EBITDA	$46,070	$(67)	$(185)	$45,818

Three months ended March 31, 2023	Software	CES	All other	Total
Revenue	$156,743	$7,776	$1,515	$166,034
Adjusted EBITDA	$42,772	$409	$(126)	$43,055

	Three Months Ended March 31,
	2024	2023
Reconciliation of Adjusted EBITDA to U.S. GAAP income before income taxes:
Adjusted EBITDA	$45,818	$43,055
Stock-based compensation expense	(15,999)	(22,161)
Interest expense	(1,576)	(1,526)
Depreciation and amortization	(9,619)	(9,750)
Special adjustments, interest income and other (1)	4,692	(2,345)
Income before income taxes	$23,316	$7,273

(1)
The three months ended March 31, 2024, primarily includes $5.7 million of interest income and $0.9 million of currency losses on acquisition-related intercompany loans. The three months ended March 31, 2023, includes a $7.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $2.9 million of interest income, and $1.8 million of currency gains on acquisition-related intercompany loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report and with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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
•
our susceptibility to factors affecting the automotive, aerospace and banking, financial services, and insurance (BFSI) industries where we derive a substantial portion of our revenues;
•
the accuracy of our estimates regarding expenses and capital requirements;
•
our susceptibility to foreign currency risks that arise because of our substantial international operations;
•
the significant quarterly fluctuations of our results; and
•
the uncertain effect of cyberattacks, data security incidents, future pandemics or events on our business, operating results, and financial condition, including disruption to our customers, our employees, the global economy, and financial markets.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For additional risks which could adversely impact our business and financial performance please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 22, 2024, and other information appearing elsewhere in our Annual Report on Form 10-K, this report on Form 10-Q and our other filings with the SEC.

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

Overview

We are a global leader in computational intelligence and we provide software and cloud solutions in simulation, high-performance computing (HPS), data analytics, and AI. We enable organizations across all industries to compete more effectively and drive smarter decisions in an increasingly connected world - all while creating a greener, more sustainable future.

Factors Affecting our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. If we are unable to address these challenges, our business, operating results and prospects could be harmed. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Increase / (decrease)
(in thousands, except %'s)	2024	2023	%
Revenue:
Software	$158,429	$149,643	6%
Engineering services and other	14,483	16,391	(12%)
Total revenue	172,912	166,034	4%
Cost of revenue:
Software	18,656	19,250	(3%)
Engineering services and other	12,237	13,485	(9%)
Total cost of revenue	30,893	32,735	(6%)
Gross profit	142,019	133,299	7%
Operating expenses:
Research and development	52,333	53,251	(2%)
Sales and marketing	44,434	43,492	2%
General and administrative	17,761	17,951	(1%)
Amortization of intangible assets	7,438	7,814	(5%)
Other operating (income) expense, net	(882)	5,605	NM
Total operating expenses	121,084	128,113	(5%)
Operating income	20,935	5,186	304%
Interest expense	1,576	1,526	3%
Other income, net	(3,957)	(3,613)	10%
Income before income taxes	23,316	7,273	221%
Income tax expense	6,769	9,232	(27%)
Net income (loss)	$16,547	$(1,959)	NM
Other financial information:
Billings(1)	$154,148	$163,517	(6%)
Adjusted EBITDA(2)	$45,818	$43,055	6%
Net cash provided by operating activities	$73,450	$59,199	24%
Free cash flow(3)	$70,684	$57,472	23%

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
(2)
We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, asset impairment charges and other special items as determined by management. For more information about Adjusted EBITDA and our other non-GAAP financial measures and reconciliations of our non-GAAP financial measures to the most directly comparable financial measure calculated and presented in accordance with GAAP, see “Non-GAAP financial measures” contained herein.
(3)
We define Free Cash Flow as net cash provided by operating activities less capital expenditures. For a reconciliation of Free Cash Flow, see “Non-GAAP financial measures” contained herein.

Change in Presentation of Revenue and Cost of Revenue

Effective in the first quarter of 2024, the Company changed the presentation of revenue and cost of revenue in its Consolidated Statements of Operations to combine the financial statement line items (“FSLIs”) labeled “Software related services”, “Client engineering services” and “Other” into one FSLI labeled “Engineering services and other.” The change in presentation has been applied retrospectively and does not affect the software revenue, total revenue, software cost of revenue, or total cost of revenue amounts previously reported or have any effect on segment reporting.

Three months ended March 31, 2024 and 2023

Revenue

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Software revenue	$158,429	$149,643	$8,786	6%
As a percent of consolidated revenue	92%	90%

Software revenue increased 6%, or 7% in constant currency, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in the automotive and aerospace & defense verticals.

Engineering services and other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Engineering services and other revenue	$14,483	$16,391	$(1,908)	(12%)
As a percent of consolidated revenue	8%	10%

The 12% decrease in engineering services and other revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was due to lower customer demand for client engineering services during the period.

Cost of revenue

Software

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Cost of software revenue	$18,656	$19,250	$(594)	(3%)
As a percent of software revenue	12%	13%
As a percent of consolidated revenue	11%	12%

Cost of software revenue decreased $0.6 million, or 3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Hardware costs and stock-based compensation expense decreased $0.9 million and $0.8 million, respectively, for the three months ended March 31, 2024. These decreases were partially offset by increases in employee compensation and related expense and royalty expense of $0.7 million and $0.4 million, respectively.

Engineering services and other

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Cost of engineering services and other revenue	$12,237	$13,485	$(1,248)	(9%)
As a percent of engineering services and other revenue	84%	82%
As a percent of consolidated revenue	7%	8%

Cost of engineering services and other revenue decreased 9% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was due to decreases in project-related costs of $0.6 million, employee compensation and related expense of $0.4 million, and manufacturing costs and inventory expense of $0.3 million.

Gross profit

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Gross profit	$142,019	$133,299	$8,720	7%
As a percent of consolidated revenue	82%	80%

Gross profit increased by $8.7 million, or 7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Research and development	$52,333	$53,251	$(918)	(2%)
As a percent of consolidated revenue	30%	32%

Research and development expenses decreased by $0.9 million, or 2%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Stock-based compensation expense decreased $2.4 million for the three months ended March 31, 2024, partially offset by an increase in employee compensation and related expense of $1.2 million, primarily due to increased headcount and merit increases.

Sales and marketing

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Sales and marketing	$44,434	$43,492	$942	2%
As a percent of consolidated revenue	26%	26%

Sales and marketing expenses increased by $0.9 million, or 2%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Employee compensation and related expense increased $3.6 million, primarily due to annual merit increases and increased headcount, travel costs increased $0.3 million, facilities costs and depreciation expense increased $0.3 million, and advertising and trade show related expenses increased $0.2 million for the three months ended March 31, 2024. These increases were partially offset by a decrease in stock-based compensation expense and non-income tax expense of $3.1 million and $0.4 million, respectively.

General and administrative

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
General and administrative	$17,761	$17,951	$(190)	(1%)
As a percent of consolidated revenue	10%	11%

General and administrative expenses decreased by $0.2 million, or 1%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Employee compensation and related expense decreased $0.4 million for the three months ended March 31, 2024, partially offset by an increase in professional fees of $0.4 million.

Amortization of intangible assets

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Amortization of intangible assets	$7,438	$7,814	$(376)	(5%)
As a percent of consolidated revenue	4%	5%

Amortization of intangible assets decreased by $0.4 million, or 5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Amortization decreased as a result of certain fully amortized intangible assets.

Other operating (income) expense, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Other operating (income) expense, net	$(882)	$5,605	$6,487	NM
As a percent of consolidated revenue	(1%)	3%

Other operating (income) expense, net was $0.9 million of income for the three months ended March 31, 2024, compared to $5.6 million of expense for the three months ended March 31, 2023. We recognized a $0.1 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition for the three months ended March 31, 2024, compared to a $7.0 million loss for the three months ended March 31, 2023. In addition, we had a $0.9 million decrease in grant income and $0.4 million increase in royalty income for the three months ended March 31, 2024.

Interest expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Interest expense	$1,576	$1,526	$50	3%
As a percent of consolidated revenue	1%	1%

Interest expense remained consistent for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Other income, net

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Other income, net	$(3,957)	$(3,613)	$344	10%
As a percent of consolidated revenue	(2%)	(2%)

Other income, net increased $0.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Other income, net for the three months ended March 31, 2024, includes $5.7 million of interest income and $1.8 million in net foreign currency losses. Other income, net for the three months ended March 31, 2023, includes $2.9 million of interest income and $0.7 million in net foreign currency gains.

Income tax expense

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Income tax expense	$6,769	$9,232	$(2,463)	(27%)

The effective tax rate was 29% and 127% for the three months ended March 31, 2024 and 2023, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The change in the effective tax rate for the three months ended March 31, 2024 as compared to March 31, 2023, was primarily attributable to the effects of tax elections made by the Company during the third quarter of 2023 that have a prospective impact on the Company’s tax expense in 2024. The Company's effective tax rate for the three months ended March 31, 2024 and 2023 also includes net discrete benefit of $0.4 million and expense of $5.7 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net income (loss)

	Three Months Ended March 31,		Period-to-period change
(in thousands)	2024	2023	$	%
Net income (loss)	$16,547	$(1,959)	$18,506	NM

Net income was $16.5 million for the three months ended March 31, 2024, compared to a net loss of $2.0 million for the three months ended March 31, 2023. Net income for the three months ended March 31, 2024, was a result of the increase in gross profit, the decrease in the loss on the mark-to-market adjustment of contingent consideration, and the decrease in income tax expense as compared to the three months ended March 31, 2023.

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Other financial data:
Billings	$154,148	$163,517
Adjusted EBITDA	$45,818	$43,055
Free Cash Flow	$70,684	$57,472

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

Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) adjusted for income tax expense (benefit), interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, asset impairment charges and other special items as determined by management. Our management team believes that Adjusted EBITDA is a meaningful measure of performance as it is commonly utilized by management and the investment community to analyze operating performance in our industry.

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$172,912	$166,034
Ending deferred revenue	144,939	141,943
Beginning deferred revenue	(163,703)	(144,460)
Billings	$154,148	$163,517

Adjusted EBITDA

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$16,547	$(1,959)
Income tax expense	6,769	9,232
Stock-based compensation expense	15,999	22,161
Interest expense	1,576	1,526
Depreciation and amortization	9,619	9,750
Special adjustments, interest income and other (1)	(4,692)	2,345
Adjusted EBITDA	$45,818	$43,055

(1)
The three months ended March 31, 2024, primarily includes $5.7 million of interest income and $0.9 million of currency losses on acquisition-related intercompany loans. The three months ended March 31, 2023, includes a $7.0 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $2.9 million of interest income, and $1.8 million of currency gains on acquisition-related intercompany loans.

Free Cash Flow

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$73,450	$59,199
Capital expenditures	(2,766)	(1,727)
Free cash flow	$70,684	$57,472

Recurring software license rate

A key factor to our success is our recurring software license rate, which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. Recurring revenue streams allow us to create more consistent, predictable cash flows and drive greater long-term customer value. We believe the recurring software license rate is a key factor to our success and we monitor this measure to ensure our go-to-market strategy is driving long-term success of our business.

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. The recurring software license rate was 95% for the three months ended March 31, 2024 and 2023. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of March 31, 2024, our principal sources of liquidity were $557.6 million in cash and cash equivalents and $200.0 million availability on our credit facility. We have outstanding debt in the form of our 2027 and 2024 convertible notes (“Convertible Notes”) with a $311.7 million principal amount as of March 31, 2024.

During the period ended March 31, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of March 31, 2024. We have the ability to settle the 2027 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

The 2024 Notes are convertible at the option of the holders and mature on June 1, 2024, and were classified as current on the consolidated balance sheet as of March 31, 2024. We have elected to settle the 2024 Notes par value of $81.7 million in cash, which we currently expect to fund from our available cash, and will settle the premium of $69.2 million in shares of our Class A common stock.

As of March 31, 2024, approximately $49.1 million remained available for repurchase under our stock repurchase program.

We continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, or we may incur additional debt obligations to the extent we complete additional acquisitions or strategic transactions.

Our existing cash and cash equivalents may fluctuate during fiscal 2024 due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including but not limited to, the effects of geopolitical events. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however our customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

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

Revolving credit facility

As of March 31, 2024, there were no outstanding borrowings under our 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Cash flows

As of March 31, 2024, we had cash and cash equivalents of $557.6 million available for working capital purposes, acquisitions, and capital expenditures; $444.8 million of this amount was held in the United States and $107.4 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$73,450	$59,199
Net cash used in investing activities	(2,764)	(3,132)
Net cash provided by financing activities	22,026	5,456
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,592)	379
Net increase in cash, cash equivalents and restricted cash	$90,120	$61,902

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2024, was $73.5 million, which reflects an increase of $14.3 million compared to the three months ended March 31, 2023. This increase was the result of improvements in our operating results and changes to our working capital position for the three months ended March 31, 2024, as compared to the three months ended March 31, 2024.

Net cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2024, was $2.8 million, which reflects a decrease of $0.4 million compared to the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2024, was $22.0 million, which reflects an increase of $16.6 million compared to the three months ended March 31, 2023. For the three months ended March 31, 2024, we received proceeds of $19.8 million from the exercise of common stock options. For the three months ended March 31, 2023, we received proceeds of $9.9 million from the exercise of common stock options and made payments of $6.3 million for the repurchase of our Class A common stock.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $2.6 million for the three months ended March 31, 2024, compared to a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.4 million for the three months ended March 31, 2023.

Commitments

There were no material changes in our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Market Interest Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027. In June 2019, we issued $230.0 million aggregate principal amount of 0.250% convertible senior notes due 2024 of which $81.7 million aggregate principal amount remains outstanding as of March 31, 2024. The 2027 Notes and 2024 Notes have fixed annual interest rates at 1.750% and 0.250%, respectively, and, therefore, we do not have economic interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. We carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of March 31, 2024, we had cash, cash equivalents and restricted cash of $557.7 million, consisting primarily of bank deposits and money market funds. As of March 31, 2024, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Company’s Annual Report on 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL

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

ALTAIR ENGINEERING INC.

Date: May 2, 2024	By:	/s/ James R. Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2024
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)