Form 10-Q
period 2024-09-30
Altair Engineering Inc.
filed 2024-10-31
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On October 16, 2024, there were 59,661,617 shares of the registrant’s Class A common stock outstanding and 25,419,574 shares of the registrant’s Class B common stock outstanding.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(In thousands)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$513,371	$467,459
Accounts receivable, net	121,345	190,461
Income tax receivable	20,794	16,650
Prepaid expenses and other current assets	31,489	26,053
Total current assets	686,999	700,623
Property and equipment, net	40,908	39,803
Operating lease right of use assets	31,856	30,759
Goodwill	476,209	458,125
Other intangible assets, net	84,904	83,550
Deferred tax assets	9,661	9,955
Other long-term assets	47,331	40,678
TOTAL ASSETS	$1,377,868	$1,363,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,607	$8,995
Accrued compensation and benefits	43,497	45,081
Current portion of operating lease liabilities	8,212	8,825
Other accrued expenses and current liabilities	40,267	48,398
Deferred revenue	114,525	131,356
Current portion of convertible senior notes, net	—	81,455
Total current liabilities	210,108	324,110
Convertible senior notes, net	226,812	225,929
Operating lease liabilities, net of current portion	24,484	22,625
Deferred revenue, non-current	26,310	32,347
Other long-term liabilities	53,254	47,151
TOTAL LIABILITIES	540,968	652,162
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued and outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 59,518 and 55,240 shares as of September 30, 2024, and December 31, 2023, respectively	5	5
Class B common stock, authorized 41,203 shares, issued and outstanding 25,432 and 26,814 shares as of September 30, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	971,835	864,135
Accumulated deficit	(117,324)	(130,503)
Accumulated other comprehensive loss	(17,619)	(22,309)
TOTAL STOCKHOLDERS’ EQUITY	836,900	711,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,377,868	$1,363,493

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue
License	$92,939	$79,825	$303,345	$279,972
Maintenance and other services	45,733	39,252	129,179	114,069
Total software	138,672	119,077	432,524	394,041
Engineering services and other	12,778	14,926	40,633	47,157
Total revenue	151,450	134,003	473,157	441,198
Cost of revenue
License	2,795	3,083	10,437	11,888
Maintenance and other services	16,045	13,689	46,410	41,754
Total software	18,840	16,772	56,847	53,642
Engineering services and other	11,175	12,314	34,577	38,976
Total cost of revenue	30,015	29,086	91,424	92,618
Gross profit	121,435	104,917	381,733	348,580
Operating expenses:
Research and development	56,111	51,598	164,014	160,126
Sales and marketing	45,559	44,069	136,468	132,543
General and administrative	17,500	17,218	54,555	53,791
Amortization of intangible assets	9,246	7,704	24,313	23,143
Other operating (income) expense, net	(2,669)	(4,408)	(4,337)	1,324
Total operating expenses	125,747	116,181	375,013	370,927
Operating (loss) income	(4,312)	(11,264)	6,720	(22,347)
Interest expense	1,317	1,529	4,497	4,583
Other income, net	(10,758)	(1,890)	(20,465)	(9,698)
Income (loss) before income taxes	5,129	(10,903)	22,688	(17,232)
Income tax expense (benefit)	3,350	(6,541)	9,509	11,369
Net income (loss)	$1,779	$(4,362)	$13,179	$(28,601)
Earnings (loss) per share, basic
Earnings (loss) per share	$0.02	$(0.05)	$0.16	$(0.36)
Weighted average shares	84,835	80,431	83,680	80,204
Earnings (loss) per share, diluted
Earnings (loss) per share	$0.02	$(0.05)	$0.15	$(0.36)
Weighted average shares	88,425	80,431	87,854	80,204

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$1,779	$(4,362)	$13,179	$(28,601)
Other comprehensive income (loss), net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	11,638	(8,107)	4,542	(2,215)
Retirement related benefit plans (net of tax effect of $0, $0, $0, and $(79), respectively)	33	5	148	(46)
Total other comprehensive income (loss)	11,671	(8,102)	4,690	(2,261)
Comprehensive income (loss)	$13,450	$(12,464)	$17,869	$(30,862)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

							Accumulated
	Common stock				Additional		other	Total
	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance as of December 31, 2023	55,240	$5	26,814	$3	$864,135	$(130,503)	$(22,309)	$711,331
Net income	—	—	—	—	—	16,547	—	16,547
Issuance of common stock for acquisitions	35	—	—	—	75	—	—	75
Issuance of common stock for employee stock purchase program	64	—	—	—	4,127	—	—	4,127
Exercise of stock options	540	—	—	—	19,844	—	—	19,844
Vesting of restricted stock	303	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	730	—	(730)	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,999	—	—	15,999
Foreign currency translation, net of tax	—	—	—	—	—	—	(5,029)	(5,029)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	34	34
Balance as of March 31, 2024	56,912	5	26,084	3	904,180	(113,956)	(27,304)	762,928
Net loss	—	—	—	—	—	(5,147)	—	(5,147)
Settlement of convertible senior notes	797	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	188	—	—	—	516	—	—	516
Exercise of stock options	598	—	—	—	17,640	—	—	17,640
Vesting of restricted stock	90	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	613	—	(613)	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,355	—	—	17,355
Foreign currency translation, net of tax	—	—	—	—	—	—	(2,067)	(2,067)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	81	81
Balance as of June 30, 2024	59,198	5	25,471	3	939,691	(119,103)	(29,290)	791,306
Net income	—	—	—	—	—	1,779	—	1,779
Issuance of common stock for acquisitions	36	—	—	—	3,429	—	—	3,429
Issuance of common stock for employee stock purchase program	61	—	—	—	4,586	—	—	4,586
Exercise of stock options	160	—	—	—	6,773	—	—	6,773
Vesting of restricted stock	24	—	—	—	—	—	—	—
Conversion of Class B to Class A common stock	39	—	(39)	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,356	—	—	17,356
Foreign currency translation, net of tax	—	—	—	—	—	—	11,638	11,638
Retirement related benefit plans, net of tax	—	—	—	—	—	—	33	33
Balance as of September 30, 2024	59,518	$5	25,432	$3	$971,835	$(117,324)	$(17,619)	$836,900

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

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
OPERATING ACTIVITIES:
Net income (loss)	$13,179	$(28,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,120	29,271
Stock-based compensation expense	50,710	66,423
Deferred income taxes	(114)	2,178
Loss on mark-to-market adjustment of contingent consideration	189	4,494
Other, net	1,520	1,385
Changes in assets and liabilities:
Accounts receivable, net	72,916	47,226
Prepaid expenses and other current assets	(7,895)	959
Other long-term assets	408	(1,491)
Accounts payable	(5,416)	(5,494)
Accrued compensation and benefits	(1,977)	(2,726)
Other accrued expenses and current liabilities	(12,261)	(4,526)
Deferred revenue	(25,825)	(3,442)
Net cash provided by operating activities	116,554	105,656
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(25,575)	(3,235)
Capital expenditures	(9,739)	(7,882)
Other investing activities, net	(5,036)	(2,452)
Net cash used in investing activities	(40,350)	(13,569)
FINANCING ACTIVITIES:
Settlement of convertible senior notes	(81,729)	—
Proceeds from the exercise of common stock options	43,721	25,526
Proceeds from employee stock purchase plan contributions	7,112	5,772
Payments for repurchase and retirement of common stock	—	(6,255)
Other financing activities	—	(73)
Net cash (used in) provided by financing activities	(30,896)	24,970
Effect of exchange rate changes on cash, cash equivalents and restricted cash	554	(2,599)
Net increase in cash, cash equivalents and restricted cash	45,862	114,458
Cash, cash equivalents and restricted cash at beginning of year	467,576	316,958
Cash, cash equivalents and restricted cash at end of period	$513,438	$431,416
Supplemental disclosure of cash flow:
Interest paid	$2,304	$2,124
Income taxes paid	$8,017	$9,021
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment in accounts payable and other current liabilities	$1,016	$909
Deferred payment obligations for acquisitions	$7,774	$3,567
Issuance of common stock in connection with acquisitions	$4,020	$—

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

Significant accounting policies

There have been no material changes to our significant accounting policies as of and for the nine months ended September 30, 2024, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3.
Revenue from contracts with customers

Disaggregation of revenue

The Company disaggregates its revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Term licenses and other software products	$80,596	$70,450	$269,625	$252,540
Perpetual licenses	12,343	9,375	33,720	27,432
Maintenance	42,246	37,430	120,623	109,072
Professional software services	3,487	1,822	8,556	4,997
Software related services	5,747	6,517	18,441	20,281
Client engineering services	6,237	7,126	19,248	22,936
Other	794	1,283	2,944	3,940
Total revenue	$151,450	$134,003	$473,157	$441,198

The Company derived approximately 13% of its total revenue through indirect sales channels for the nine months ended September 30, 2024.

Costs to obtain a contract

As of September 30, 2024, and December 31, 2023, respectively, capitalized costs to obtain a contract were $4.5 million and $4.3 million recorded in Prepaid expenses and other current assets and $0.9 million and $0.9 million recorded in Other long-term assets in the Company’s consolidated balance sheets. Sales commissions were $2.3 million and $6.8 million, respectively, for the three and nine months ended September 30, 2024, and $2.4 million and $6.5 million, respectively, for the three and nine months ended September 30, 2023. Sales commissions were included in Sales and marketing expense in the Company’s consolidated statement of operations.

Contract assets

As of September 30, 2024, and December 31, 2023, respectively, contract assets were $5.8 million and $5.2 million included in Accounts receivable, net, and $4.0 million and $2.7 million included in Prepaid expenses and other current assets in the Company’s consolidated balance sheets.

Deferred revenue

Approximately $110.5 million of revenue recognized during the nine months ended September 30, 2024, was included in deferred revenue at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $256.0 million and $224.8 million as of September 30, 2024 and 2023, respectively. Of the amount recorded as of September 30, 2024, the Company expects to recognize approximately 68% over the next 12 months and the remainder thereafter.

4.
Supplementary Information

Acquisitions

2024 Acquisitions

During the nine months ended September 30, 2024, the Company completed four acquisitions that were accounted for as business combinations under the acquisition method. The preliminary aggregate transaction consideration of $36.8 million was allocated to assets acquired and liabilities assumed at their estimated fair values. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. The allocation included $21.7 million to developed technology, $2.6 million to customer relationships, and $12.5 million to goodwill, of which $4.8 million is deductible for tax purposes. All goodwill was recorded in the Software segment. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the acquisition dates. These acquisitions were financed with cash on hand. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition, and were not material to the consolidated financial statements. The Company’s transaction costs related to these 2024 acquisitions were not material.

Prior acquisitions

The Company recognized a $0.2 million loss for the nine months ended September 30, 2024, and a $3.5 million gain and a $4.5 million loss, respectively, for the three and nine months ended September 30, 2023, from a mark-to-market adjustment of contingent consideration associated with a prior year acquisition. There was no mark-to-market adjustment for the three months ended September 30, 2024. The mark-to-market adjustments were included in Other operating (income) expense, net in the consolidated statements of operations.

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

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$513,371	$467,459
Restricted cash included in other long-term assets	67	117
Total cash, cash equivalents and restricted cash	$513,438	$467,576

Restricted cash represents amounts required for the payment of potential health insurance claims and term deposits for bank guarantees.

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land	$8,396	$8,376
Building and improvements	17,698	17,528
Computer equipment and software	51,809	45,678
Furniture, equipment and other	14,088	14,402
Leasehold improvements	8,998	8,380
Total property and equipment	100,989	94,364
Less: accumulated depreciation and amortization	60,081	54,561
Property and equipment, net	$40,908	$39,803

Depreciation expense was $2.3 million and $6.8 million, respectively, for the three and nine months ended September 30, 2024, and $2.1 million and $6.1 million, respectively, for the three and nine months ended September 30, 2023.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Income taxes payable	$9,755	$12,239
Obligations related to acquisition of businesses and technology	7,443	3,286
Accrued VAT	4,684	8,710
Employee stock purchase plan obligations	2,553	4,155
Accrued professional fees	2,543	2,436
Accrued royalties	2,078	2,313
Billings in excess of cost	1,588	2,385
Defined contribution plan liabilities	1,523	1,454
Accrued interest	1,174	185
Non-income tax liabilities	1,144	2,473
Other current liabilities	5,782	8,762
Total	$40,267	$48,398

The following table provides details of other long-term liabilities (in thousands):

	September 30,	December 31,
	2024	2023
Pension and other post-retirement liabilities	$17,720	$15,815
Income tax reserves	16,606	16,254
Deferred tax liabilities	14,166	12,870
Other long-term liabilities	4,762	2,212
Total	$53,254	$47,151

Other income, net

Other income, net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$(5,902)	$(4,823)	$(17,520)	$(11,692)
Foreign exchange (gain) loss	(4,856)	2,933	(2,945)	1,994
Other income, net	$(10,758)	$(1,890)	$(20,465)	$(9,698)

5.
Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, were as follows (in thousands):

Balance as of December 31, 2023	$458,125
Acquisitions	12,482
Foreign currency translation	5,602
Balance as of September 30, 2024	$476,209

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	September 30, 2024
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4-6 years	$166,442	$109,891	$56,551
Customer relationships	7-10 years	61,806	44,061	17,745
Trade names and other intangibles	3-10 years	11,990	1,382	10,608
Total other intangible assets		$240,238	$155,334	$84,904

	December 31, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4-6 years	$142,368	$90,729	$51,639
Customer relationships	7-10 years	58,316	37,779	20,537
Trade names and other intangibles	4-10 years	11,937	563	11,374
Total other intangible assets		$212,621	$129,071	$83,550

Amortization expense related to intangible assets was $9.2 million and $24.3 million, respectively, for the three and nine months ended September 30, 2024, and $7.7 million and $23.1 million, respectively, for the three and nine months ended September 30, 2023.

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

During the period ended September 30, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes remained classified as long-term debt on the consolidated balance sheet as of September 30, 2024.

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

In June 2024, the Company settled the remaining principal amount of the 2024 Notes totaling approximately $81.7 million by paying cash for the principal amount of $81.7 million and issuing 796,817 shares of the Company’s common stock, with a fair value of $70.8 million.

The net carrying value of the 2027 and 2024 Notes was as follows (in thousands):

	September 30, 2024		December 31, 2023
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$—	$230,000	$81,729
Less: unamortized debt issuance costs	3,188	—	4,071	274
Net carrying amount	$226,812	$—	$225,929	$81,455

The interest expense related to the 2027 and 2024 Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$1,006	$1,061	$3,104	$3,182
Amortization of debt issuance costs	294	453	1,157	1,352
Total	$1,300	$1,514	$4,261	$4,534

As of September 30, 2024, the “if converted value” of the 2027 Notes exceeded the principal amount by $76.5 million.

Revolving credit facility

The Company has a $200.0 million credit facility with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”).

As of September 30, 2024, there were no outstanding borrowings under the 2019 Amended Credit Agreement, there was $200.0 million available for future borrowing, and the Company was in compliance with all the financial covenants. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

The carrying value of the Company’s 2027 Notes are at face value less unamortized issuance costs. The estimated fair value of the 2027 Notes, which the Company has classified as Level 2 financial instruments, was determined based on quoted bid prices of the 2027 Notes on the last trading day of each reporting period. As of September 30, 2024, the estimated fair value of the 2027 Notes was $328.6 million, and is presented for required disclosure purposes only. For further information on the Convertible Notes, see Note 6. – Debt.

8.
Stock-based compensation

2017 stock-based compensation plan

In 2017, the Company’s Board of Directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based awards and other stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 19,460,908 authorized shares of the Company’s Class A common stock reserved for issuance. As of September 30, 2024, the Company had 6,602,453 shares of its common stock available for future issuances under the 2017 Plan.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2023	1,086,351
Granted	382,115
Vested	(417,263)
Forfeited	(25,869)
Outstanding as of September 30, 2024	1,025,334

The weighted average grant date fair value of the RSUs granted during the nine months ended September 30, 2024, was $80.48. The RSUs generally vest in four equal annual installments. Total compensation cost related to nonvested awards not yet recognized as of September 30, 2024, totaled $97.9 million, and is expected to be recognized over a weighted average period of 2.3 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2023	7,602,078	$52.81	7.8	$238.3
Granted	417,459	$79.19
Exercised	(888,029)	$49.75
Forfeited	(98,400)	$56.80
Outstanding as of September 30, 2024	7,033,108	$54.70	7.3	$287.0
Exercisable as of September 30, 2024	3,303,352	$51.66	6.4	$144.9

The total intrinsic value of the 2017 Plan stock options exercised during the nine months ended September 30, 2024, was $34.6 million.

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions and is intended to qualify under Section 423 of the Internal Revenue Code. The maximum number of shares available for issuance under the ESPP is 3,200,000 shares of the Company’s Class A common stock. As of September 30, 2024, the Company had 2,706,534 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

The Company issued 125,686 shares of common stock under the ESPP during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, respectively, $2.6 million and $4.2 million had been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. Stock-based compensation expense related to the ESPP was $0.7 million and $2.1 million, respectively, for the three and nine months ended September 30, 2024, and $0.6 million and $1.8 million, respectively, for the three and nine months ended September 30, 2023.

Stock-based compensation expense

Stock-based compensation expense was recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue – software	$2,131	$2,468	$6,230	$7,792
Research and development	6,378	7,824	19,356	26,510
Sales and marketing	5,176	6,933	14,675	22,105
General and administrative	3,671	3,301	10,449	10,016
Total stock-based compensation expense	$17,356	$20,526	$50,710	$66,423

9.
Earnings (loss) per share

Basic earnings (loss) per share attributable to common stockholders is computed using the weighted average number of shares of common stock outstanding for the period, excluding dilutive securities, stock options, RSUs and ESPP shares. Diluted earnings (loss) per share attributable to common stockholders is based upon the weighted average number of shares of common stock outstanding for the period and potentially dilutive common shares, including the effect of dilutive securities, stock options, RSUs and ESPP shares under the treasury stock method.

The Company applies the if-converted method for convertible instruments when calculating diluted earnings per share. Under the if-converted method, shares related to convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period.

The following table sets forth the computation of the numerators and denominators used in the basic and diluted earnings (loss) per share amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,779	$(4,362)	$13,179	$(28,601)
Interest expense related to convertible notes, net of tax (1)	—	—	—	—
Numerator for diluted earnings (loss) per share	$1,779	$(4,362)	$13,179	$(28,601)
Denominator:
Weighted average shares outstanding, basic	84,835	80,431	83,680	80,204
Effect of dilutive shares	3,590	—	4,174	—
Weighted average shares outstanding, diluted	88,425	80,431	87,854	80,204
Basic earnings (loss) per share	$0.02	$(0.05)	$0.16	$(0.36)
Diluted earnings (loss) per share	$0.02	$(0.05)	$0.15	$(0.36)

(1)
Interest expense related to the convertible notes has been excluded from the numerator for diluted earnings per share because its effect would have been anti-dilutive.

Anti-dilutive shares excluded from the computation of diluted earnings (loss) per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options and ESPP shares	—	3,158	—	2,895
Convertible shares	3,209	4,967	3,209	4,967
Total shares excluded from calculation	3,209	8,125	3,209	7,862

10.
Income taxes

The Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2024 and 2023, were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$3,350	$(6,541)	$9,509	$11,369
Effective tax rate	65%	60%	42%	(66%)

The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The Company's effective tax rate for the nine months ended September 30, 2024 and 2023 also includes net discrete benefit of $0.5 million and expense of $7.2 million, respectively. The 2024 discrete tax benefit was primarily related to changes in reserves and other adjustments. The 2023 discrete tax expense was primarily related to withholding taxes on royalties in jurisdictions with losses for which no benefit is recognized due to a valuation allowance, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

11.
Accumulated other comprehensive loss

The components of accumulated other comprehensive loss were as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2023	$(21,473)	$(836)	$(22,309)
Other comprehensive income before reclassification	4,542	—	4,542
Amounts reclassified from accumulated other comprehensive income	—	148	148
Tax effects	—	—	—
Other comprehensive income	4,542	148	4,690
Balance as of September 30, 2024	$(16,931)	$(688)	$(17,619)

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

The following tables are in thousands:

Three months ended September 30, 2024	Software	CES	All other	Total
Revenue	$144,419	$6,237	$794	$151,450
Adjusted EBITDA	$26,134	$241	$(670)	$25,705

Three months ended September 30, 2023	Software	CES	All other	Total
Revenue	$125,594	$7,126	$1,283	$134,003
Adjusted EBITDA	$15,312	$502	$(360)	$15,454

Nine months ended September 30, 2024	Software	CES	All other	Total
Revenue	$450,965	$19,248	$2,944	$473,157
Adjusted EBITDA	$89,514	$593	$(1,236)	$88,871

Nine months ended September 30, 2023	Software	CES	All other	Total
Revenue	$414,322	$22,936	$3,940	$441,198
Adjusted EBITDA	$75,791	$1,544	$(1,770)	$75,565

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Adjusted EBITDA to U.S. GAAP income (loss) before income taxes:
Adjusted EBITDA	$25,705	$15,454	$88,871	$75,565
Stock-based compensation expense	(17,356)	(20,526)	(50,710)	(66,423)
Interest expense	(1,317)	(1,529)	(4,497)	(4,583)
Depreciation and amortization	(11,563)	(9,783)	(31,120)	(29,271)
Special adjustments, interest income and other (1)	9,660	5,481	20,144	7,480
Income (loss) before income taxes	$5,129	$(10,903)	$22,688	$(17,232)

(1)
The three months ended September 30, 2024, includes $5.9 million of interest income and $3.8 million of currency gains on acquisition-related intercompany loans. The three months ended September 30, 2023, includes $4.8 million of interest income, $2.8 million of currency losses on acquisition-related intercompany loans, and a $3.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The nine months ended September 30, 2024, includes $17.5 million of interest income, $2.8 million of currency gains on acquisition-related intercompany loans, and a $0.2 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The nine months ended September 30, 2023, includes an $4.5 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $11.7 million of interest income, and $0.3 million of currency gains on acquisition-related intercompany loans.

14. Subsequent event

Siemens Merger Agreement

On October 30, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Siemens Industry Software Inc. (“Parent”) and Astra Merger Sub Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Our Board of Directors has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that our stockholders adopt the Merger Agreement. If the Merger is consummated, the Company’s securities will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, as promptly as practicable after the Merger is consummated.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s Class A Common Stock and Class B Common Stock (collectively, the “Common Shares”) (including any Common Shares to the extent issued in accordance with the terms of the Merger Agreement and the Company’s Convertible Notes Indenture, but excluding (i) Common Shares held by the Company as treasury shares or owned by Parent, Merger Sub, or any other subsidiary of Parent immediately prior to the Effective Time and (ii) shares subject to valid claims for statutory appraisal) issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $113.00 in cash, without interest (the “Merger Consideration”). The Merger Agreement provides also for the holders of vested and unvested restricted stock units and vested and unvested stock options to receive the Merger Consideration less the exercise price of such stock options, subject to the terms and conditions set forth in the Merger Agreement.

The Company and Parent have each made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and closing of the Merger. In addition, subject to certain exceptions, the Company has agreed to covenants relating to (i) the submission of the Merger Agreement to the Company’s stockholders at a meeting thereof for approval (the “Company Stockholders Meeting”) and (ii) recommendation by the board of directors of the Company (the “Board”) in favor of the adoption by the Company’s stockholders of the Merger Agreement.

The Company is subject to customary “no-shop” restrictions on the Company’s ability to solicit alternative acquisition proposals, to furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision that allows the Company, under certain specified circumstances, to furnish information to, and participate in discussions or negotiations with, third parties with respect to an alternative acquisition proposal if the Board determines in good faith, after consultation with its financial advisors and outside legal counsel, that such alternative acquisition proposal either (i) constitutes a superior proposal or (ii) would reasonably be expected to lead to a superior proposal, and that failure to engage in negotiations or discussions with such third parties would be inconsistent with its fiduciary duties.

The Merger Agreement contains certain customary termination rights for the Company and Parent. Parent and the Company may agree to terminate the Merger Agreement by mutual written consent. Either the Company or Parent may terminate the Merger Agreement if (i) the Merger has not been consummated on or before October 30, 2025 (the “End Date”) or, if the Closing has not occurred by the End Date solely due to a failure to obtain required regulatory approvals, April 30, 2026 (the “Extended End Date”), (ii) any applicable law or final, irreversible and non-appealable order that permanently prohibits, renders illegal, or enjoins the Merger is issued by any government authority of competent jurisdiction, (iii) stockholder approval is not obtained at the Company Stockholders Meeting at which a vote on the adoption of the Merger Agreement is held, or (iv) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances. In addition, the Company may, under certain circumstances, terminate the Merger Agreement in order for the Company to enter concurrently into a definitive written agreement with respect to an unsolicited superior acquisition proposal, subject to the Company’s having first complied with its obligations under the “no-shop” provisions, including Parent’s matching rights and payment of the Company Termination Fee (as defined below) to Parent, as set forth in the Merger Agreement. In addition, Parent may, under certain circumstances, terminate the Merger Agreement if the Board changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement.

The Company is required to pay to Parent a one-time fee equal to $372 million (the “Company Termination Fee”) if the Merger Agreement is terminated (i) by the Company in order for the Company to enter into a definitive written agreement with respect to an unsolicited superior acquisition proposal, (ii) by Parent because the Board changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement, or (iii) prior to the receipt of approval by the Company’s stockholders, by (a) either party due to failure to close by the End Date (or the Extended End Date, as applicable) or failure to obtain approval by the Company’s stockholders or (b) Parent in connection with the Company’s breaching its representations, warranties or covenants in a manner that would cause the related closing conditions to not be satisfied (subject to a cure period in certain circumstances), but only if, in the case of this clause (iii), an alternative acquisition proposal were publicly announced (or solely in the case of clause (b) made to the Board) after the date of the Merger Agreement and prior to the Company’s Stockholders Meeting, and not withdrawn, and, within 12 months after termination of the Merger Agreement, a definitive agreement for the alternative acquisition proposal is entered into or consummated.

Parent is required to pay to the Company a one-time fee equal to $638 million (the “Parent Termination Fee”) if the Merger Agreement is terminated by the Company or Parent (i) due to failure to close by the End Date (or the Extended End Date, as applicable) or (ii) any applicable law or final, irreversible non-appealable order that permanently prohibits, renders illegal or enjoins the Merger is issued by any government authority of competent jurisdiction, and at such time, the only conditions to the closing not satisfied are (a) receipt of the required regulatory approvals, or (b) only in the case of clause (ii), the absence of any order or law issued by any governmental authority of competent jurisdiction prohibiting, rendering illegal or enjoining the consummation of the Merger, solely related to competition and foreign direct investment laws.

The completion of the Merger is subject to customary closing conditions, including, among others, approval of the Merger under certain applicable antitrust and foreign investment regulations and the adoption of the Merger Agreement by the Company’s stockholders. The Company anticipates that the Merger will close in the second half of 2025.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•
adverse effects on our business and financial condition that may result if we fail to complete the proposed transaction with Siemens;
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

Important Information and Where to Find It

This communication relates to a proposed transaction between Altair and Siemens Industry Software Inc. (“Parent”) involving the merger of Altair and a wholly owned subsidiary of Parent (the “Merger”) pursuant to a merger agreement executed by the parties (the “Merger Agreement”). In connection with this proposed transaction, the Company will file a proxy statement on Schedule 14A or other documents with the SEC. This communication is not a substitute for any proxy statement or other document the Company may file with the SEC in connection with the proposed transaction. INVESTORS AND SECURITY HOLDERS OF THE COMPANY ARE URGED TO READ THE PROXY STATEMENT, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE INTO THE PROXY STATEMENT, AND OTHER DOCUMENTS THAT MAY BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. The definitive proxy statement, when available, will be mailed to stockholders of the Company as applicable. Investors and security holders will be able to obtain free copies of these documents, when available, and other documents filed with the SEC by the Company through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by the Company will be available free of charge on the Company’s internet website at https://investor.altair.com or by contacting the Company’s primary investor relations contact by email at ir@altair.com or by phone at (248) 614-2400.

Participants in the Solicitation

The Company, Parent, Siemens AG, their respective directors and certain of their respective executive officers may be considered participants in the solicitation of proxies in connection with the proposed transaction. Information about the directors and executive officers of the Company, their ownership of Company Common Shares, and the Company’s transactions with related persons is set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 22, 2024 (and which is available at https://www.sec.gov/ix?doc=/Archives/edgar/data/0001701732/000095017024018804/altr-20231231.htm), in its proxy statement on Schedule 14A for its 2024 Annual Meeting of Stockholders in the sections entitled “Corporate Governance Matters,” “Security Ownership of Certain Beneficial Owners and Management” and “Transactions with Related Persons”, which was filed with the SEC on April 5, 2024 (and which is available at https://www.sec.gov/ix?doc=/Archives/edgar/data/0001701732/000119312524087903/d722499ddef14a.htm), certain of its Quarterly Reports on Form 10-Q and certain of its Current Reports on Form 8-K.

These documents can be obtained free of charge from the sources indicated above. Additional information regarding the participants in the proxy solicitations and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the proxy statement and other relevant materials to be filed with the SEC when they become available.

No Offer or Solicitation

This communication is for informational purposes only and is not intended to and shall not constitute an offer to buy or sell or the solicitation of an offer to buy or sell any securities, or a solicitation of any vote or approval, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

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

In July 2024, we acquired Metrics Design Automation Inc. (“Metrics”), a Canadian company with a simulation as a service (SaaS) business model for semiconductor electronic functional simulation and design verification. The Metrics digital simulator, Dsim, will be available through Altair One, Altair’s cloud innovation gateway, where it will also be available for desktop download.

In August 2024, we acquired KSK Analytics, a Japanese firm that offers strategic consulting and training in AI and data analytics. KSK has been a reseller of the Altair RapidMiner platform for data analytics and AI.

Settlement of 2024 Notes

In June 2024, we settled the remaining balance of our convertible senior notes which matured on June 1, 2024 (the “2024 Notes”) by paying cash for the principal amount of $81.7 million and issuing 796,817 shares of our Class A common stock, with a fair value of $70.8 million.

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

Results of operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table sets forth the results of operations and the period-over-period percentage change in certain financial data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Increase / (decrease)	Nine Months Ended September 30,		Increase / (decrease)
(in thousands, except %'s)	2024	2023	%	2024	2023	%
Revenue:
Software	$138,672	$119,077	16%	$432,524	$394,041	10%
Engineering services and other	12,778	14,926	(14%)	40,633	47,157	(14%)
Total revenue	151,450	134,003	13%	473,157	441,198	7%
Cost of revenue:
Software	18,840	16,772	12%	56,847	53,642	6%
Engineering services and other	11,175	12,314	(9%)	34,577	38,976	(11%)
Total cost of revenue	30,015	29,086	3%	91,424	92,618	(1%)
Gross profit	121,435	104,917	16%	381,733	348,580	10%
Operating expenses:
Research and development	56,111	51,598	9%	164,014	160,126	2%
Sales and marketing	45,559	44,069	3%	136,468	132,543	3%
General and administrative	17,500	17,218	2%	54,555	53,791	1%
Amortization of intangible assets	9,246	7,704	20%	24,313	23,143	5%
Other operating (income) expense, net	(2,669)	(4,408)	(39%)	(4,337)	1,324	NM
Total operating expenses	125,747	116,181	8%	375,013	370,927	1%
Operating (loss) income	(4,312)	(11,264)	(62%)	6,720	(22,347)	NM
Interest expense	1,317	1,529	(14%)	4,497	4,583	(2%)
Other income, net	(10,758)	(1,890)	469%	(20,465)	(9,698)	111%
Income (loss) before income taxes	5,129	(10,903)	NM	22,688	(17,232)	NM
Income tax expense (benefit)	3,350	(6,541)	NM	9,509	11,369	(16%)
Net income (loss)	$1,779	$(4,362)	NM	$13,179	$(28,601)	NM
Other financial information:
Billings(1)	$139,848	$124,389	12%	$448,464	$435,671	3%
Adjusted EBITDA(2)	$25,705	$15,454	66%	$88,871	$75,565	18%
Net cash provided by operating activities				$116,554	$105,656	10%
Free cash flow(3)				$106,815	$97,774	9%

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

Three months ended September 30, 2024 and 2023

Revenue

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Software revenue	$138,672	$119,077	$19,595	16%
As a percent of consolidated revenue	92%	89%

Software revenue increased 16% in reported and constant currency, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was driven by growth in software license revenue primarily by new business and strong retention and expansions within existing accounts, with particular strength in the aerospace & defense vertical.

Engineering services and other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Engineering services and other	$12,778	$14,926	$(2,148)	(14%)
As a percent of consolidated revenue	8%	11%

The 14% decrease in engineering services and other revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to lower customer demand for client engineering services during the period.

Cost of revenue

Software

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Cost of software revenue	$18,840	$16,772	$2,068	12%
As a percent of software revenue	14%	14%
As a percent of consolidated revenue	12%	13%

Cost of software revenue increased $2.1 million, or 12%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to an increase in employee compensation and related expense for the period.

Engineering services and other

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Cost of engineering services and other revenue	$11,175	$12,314	$(1,139)	(9%)
As a percent of engineering services and other revenue	87%	83%
As a percent of consolidated revenue	7%	9%

Cost of engineering services and other revenue decreased 9% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in employee compensation and related expense for the period.

Gross profit

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Gross profit	$121,435	$104,917	$16,518	16%
As a percent of consolidated revenue	80%	78%

Gross profit increased by $16.5 million, or 16%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Research and development	$56,111	$51,598	$4,513	9%
As a percent of consolidated revenue	37%	39%

Research and development expenses increased by $4.5 million, or 9%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Employee compensation and related expense increased $5.0 million, primarily due to increased headcount and compensation increases, and cloud hosting and software maintenance expense increased $0.8 million for the three months ended September 30, 2024. These increases were partially offset by a decrease in stock-based compensation expense of $1.4 million.

Sales and marketing

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Sales and marketing	$45,559	$44,069	$1,490	3%
As a percent of consolidated revenue	30%	33%

Sales and marketing expenses increased by $1.5 million, or 3%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Employee compensation and related expense increased $2.9 million for the three months ended September 30, 2024, primarily due to annual compensation increases and increased headcount. This increase was partially offset by a decrease in stock-based compensation expense of $1.8 million.

General and administrative

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
General and administrative	$17,500	$17,218	$282	2%
As a percent of consolidated revenue	12%	13%

General and administrative expenses increased by $0.3 million, or 2%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Employee compensation and related expense increased $0.7 million and stock-based compensation increased $0.4 million for the three months ended September 30, 2024. These increases were partially offset by a decrease in professional fees of $0.9 million.

Amortization of intangible assets

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Amortization of intangible assets	$9,246	$7,704	$1,542	20%
As a percent of consolidated revenue	6%	6%

Amortization of intangible assets increased $1.5 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Amortization expense increased primarily as a result of recent acquisitions.

Other operating income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Other operating income, net	$(2,669)	$(4,408)	$(1,739)	(39%)
As a percent of consolidated revenue	(2%)	(3%)

Other operating income, net decreased $1.7 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. We recognized $2.4 million of grant income for the three months ended September 30 2024. We recognized a $3.5 million gain on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition and $0.8 million of grant income for the three months ended September 30, 2023. We did not have a mark-to-market adjustment for the three months ended September 30, 2024.

Interest expense

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Interest expense	$1,317	$1,529	$(212)	(14%)
As a percent of consolidated revenue	1%	1%

Interest expense decreased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, as a result of the settlement of the 2024 Notes in June.

Other income, net

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Other income, net	$(10,758)	$(1,890)	$8,868	469%
As a percent of consolidated revenue	(7%)	(1%)

Other income, net increased $8.9 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Other income, net for the three months ended September 30, 2024, includes $5.9 million of interest income and $4.9 million in net foreign currency gains. Other income, net for the three months ended September 30, 2023, includes $4.8 million of interest income and $2.9 million in net foreign currency losses.

Income tax expense (benefit)

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Income tax expense (benefit)	$3,350	$(6,541)	$9,891	NM

The effective tax rate was 65% and 60% for the three months ended September 30, 2024 and 2023, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rate for the three months ended September 30, 2024 and 2023 also includes net discrete benefit of $0.2 million and $4.4 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net income (loss)

	Three Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Net income (loss)	$1,779	$(4,362)	$6,141	NM

Net income was $1.8 million for the three months ended September 30, 2024, compared to a net loss of $4.4 million for the three months ended September 30, 2023. The net income for the three months ended September 30, 2024, was a result of the increase in gross profit and the increase in interest income, partially offset by an increase in operating expenses and income tax expense as compared to the three months ended September 30, 2023.

Nine months ended September 30, 2024 and 2023

Revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Software revenue	$432,524	$394,041	$38,483	10%
As a percent of consolidated revenue	91%	89%

Software revenue increased 10%, or 11% in constant currency, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was driven by growth in software license revenue primarily by new business and strong retention and expansions within existing accounts, with particular strength in the aerospace & defense vertical.

Engineering services and other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Engineering services and other revenue	$40,633	$47,157	$(6,524)	(14%)
As a percent of consolidated revenue	9%	11%

The 14% decrease in engineering services and other revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to lower customer demand for engineering services during the period.

Cost of revenue

Software

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Cost of software revenue	$56,847	$53,642	$3,205	6%
As a percent of software revenue	13%	14%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased $3.2 million, or 6%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Employee compensation and related expense, travel costs, and royalty expense increased $5.5 million, $0.6 million and $0.4 million, respectively, for the nine months ended September 30, 2024. These increases were partially offset by decreases in hardware costs and stock-based compensation expense of $2.0 million and $1.6 million, respectively.

Engineering services and other

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Cost of engineering services and other revenue	$34,577	$38,976	$(4,399)	(11%)
As a percent of engineering services and other revenue	85%	83%
As a percent of consolidated revenue	7%	9%

Cost of engineering services and other revenue decreased 11% for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Employee compensation and related expense, product costs, and facilities costs decreased $2.1 million, $1.0 million and $1.0 million, respectively, for the nine months ended September 30, 2024.

Gross profit

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Gross profit	$381,733	$348,580	$33,153	10%
As a percent of consolidated revenue	81%	79%

Gross profit increased by $33.2 million, or 10%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Research and development	$164,014	$160,126	$3,888	2%
As a percent of consolidated revenue	35%	36%

Research and development expenses increased by $3.9 million, or 2%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Employee compensation and related expense increased $9.5 million, primarily due to compensation increases and increased headcount. We also had increases in cloud hosting and software maintenance expense and facilities costs of $0.8 million and $0.5 million, respectively, for the nine months ended September 30, 2024. These increases were partially offset by a decrease in stock-based compensation of $7.2 million.

Sales and marketing

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Sales and marketing	$136,468	$132,543	$3,925	3%
As a percent of consolidated revenue	29%	30%

Sales and marketing expenses increased by $3.9 million, or 3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Employee compensation and related expense increased $9.6 million, primarily due to annual compensation increases and increased headcount, travel costs increased $0.8 million, and facilities costs increased $0.6 million for the nine months ended September 30, 2024. These increases were partially offset by a decrease in stock-based compensation expense of $7.4 million.

General and administrative

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
General and administrative	$54,555	$53,791	$764	1%
As a percent of consolidated revenue	12%	12%

General and administrative expenses increased by $0.8 million, or 1%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Employee compensation and related expense increased $0.6 million and stock-based compensation expense increased $0.4 million for the nine months ended September 30, 2024. These increases were partially offset by a decrease in professional fees of $0.4 million.

Amortization of intangible assets

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Amortization of intangible assets	$24,313	$23,143	$1,170	5%
As a percent of consolidated revenue	5%	5%

Amortization of intangible assets increased by $1.2 million, or 5%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Amortization expense increased primarily as a result of recent acquisitions.

Other operating (income) expense, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Other operating (income) expense, net	$(4,337)	$1,324	$5,661	NM
As a percent of consolidated revenue	(1%)	0%

Other operating (income) expense, net was $4.3 million of income for the nine months ended September 30, 2024, compared to $1.3 million of expense for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we recognized $4.1 million of grant income, $0.6 million of royalty income and a $0.2 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. For the nine months ended September 30, 2023, we recognized a $4.5 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $3.3 million of grant income and $0.1 million of royalty income.

Interest expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Interest expense	$4,497	$4,583	$(86)	(2%)
As a percent of consolidated revenue	1%	1%

Interest expense remained consistent for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Other income, net

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Other income, net	$(20,465)	$(9,698)	$10,767	111%
As a percent of consolidated revenue	(4%)	(2%)

Other income, net increased $10.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Other income, net for the nine months ended September 30, 2024, includes $17.5 million of interest income and $2.9 million in net foreign currency gains. Other income, net for the nine months ended September 30, 2023, includes $11.7 million of interest income and $2.0 million in net foreign currency losses.

Income tax expense

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Income tax expense	$9,509	$11,369	$(1,860)	(16%)

The effective tax rate was 42% and -66% for the nine months ended September 30, 2024 and 2023, respectively. The tax rate is affected by our status as a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which we operate, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. Our effective tax rate for the nine months ended September 30, 2024 and 2023 also includes net discrete benefit of $0.5 million and expense of $7.2 million, respectively, primarily related to changes in tax laws, withholding taxes on royalties, changes in reserves, changes in accruals for unremitted earnings and other adjustments.

Net income (loss)

	Nine Months Ended September 30,		Period-to-period change
(in thousands)	2024	2023	$	%
Net income (loss)	$13,179	$(28,601)	$41,780	NM

Net income was $13.2 million for the nine months ended September 30, 2024, compared to a net loss of $28.6 million for the nine months ended September 30, 2023. Net income for the nine months ended September 30, 2024, was a result of the increase in gross profit, the decrease in the loss on the mark-to-market adjustment of contingent consideration, and the increase in interest income as compared to the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Other financial data:
Billings	$139,848	$124,389	$448,464	$435,671
Adjusted EBITDA	$25,705	$15,454	$88,871	$75,565
Free Cash Flow			$106,815	$97,774

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

Reconciliation of non-GAAP financial measures

The following tables provides reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$151,450	$134,003	$473,157	$441,198
Ending deferred revenue	140,835	138,933	140,835	138,933
Beginning deferred revenue	(152,184)	(148,547)	(163,703)	(144,460)
Deferred revenue acquired	(253)	—	(1,825)	—
Billings	$139,848	$124,389	$448,464	$435,671

Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$1,779	$(4,362)	$13,179	$(28,601)
Income tax expense (benefit)	3,350	(6,541)	9,509	11,369
Stock-based compensation expense	17,356	20,526	50,710	66,423
Interest expense	1,317	1,529	4,497	4,583
Depreciation and amortization	11,563	9,783	31,120	29,271
Special adjustments, interest income and other (1)	(9,660)	(5,481)	(20,144)	(7,480)
Adjusted EBITDA	$25,705	$15,454	$88,871	$75,565

(1)
The three months ended September 30, 2024, includes $5.9 million of interest income and $3.8 million of currency gains on acquisition-related intercompany loans. The three months ended September 30, 2023, includes $4.8 million of interest income, $2.8 million of currency losses on acquisition-related intercompany loans, and a $3.5 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The nine months ended September 30, 2024, includes $17.5 million of interest income, $2.8 million of currency gains on acquisition-related intercompany loans, and a $0.2 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition. The nine months ended September 30, 2023, includes $11.7 million of interest income, a $4.5 million loss from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $0.3 million currency gains on acquisition-related intercompany loans.

Free Cash Flow

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$116,554	$105,656
Capital expenditures	(9,739)	(7,882)
Free cash flow	$106,815	$97,774

Recurring software license rate

A key factor to our success is our recurring software license rate, which we measure through Billings, primarily derived from annual renewals of our existing subscription customer agreements. The recurring software license rate is intended to convey the percentage of software billings that are recurring in nature. Recurring license streams allow us to create more consistent, predictable cash flows and drive greater long-term customer value. We believe the recurring software license rate is a key factor to our success and we monitor this measure to ensure our go-to-market strategy is driving long-term success of our business.

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. The recurring software license rate was 92% and 94%, respectively, for the nine months ended September 30, 2024 and 2023. The recurring software license rate may vary from period to period.

Liquidity and capital resources

As of September 30, 2024, our principal sources of liquidity were $513.4 million in cash and cash equivalents and $200.0 million availability on our credit facility. We have outstanding debt in the form of our 2027 convertible notes (“2027 Notes”) with a $230.0 million principal amount as of September 30, 2024.

During the period ended September 30, 2024, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of September 30, 2024. We have the ability to settle the 2027 Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

As of September 30, 2024, approximately $49.1 million remained available for repurchase under our stock repurchase program.

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

Revolving credit facility

As of September 30, 2024, there were no outstanding borrowings under our 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

For additional information about the 2019 Amended Credit Agreement, refer to our consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Cash flows

As of September 30, 2024, we had cash and cash equivalents of $513.4 million available for working capital purposes, acquisitions, and capital expenditures; $368.0 million of this amount was held in the United States and $138.0 million was held in the APAC and EMEA regions with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$116,554	$105,656
Net cash used in investing activities	(40,350)	(13,569)
Net cash (used in) provided by financing activities	(30,896)	24,970
Effect of exchange rate changes on cash, cash equivalents and restricted cash	554	(2,599)
Net increase in cash, cash equivalents and restricted cash	$45,862	$114,458

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2024, was $116.6 million, which reflects an increase of $10.9 million compared to the nine months ended September 30, 2023. This increase was primarily the result of improvements in our operating results, partially offset by changes to our working capital position for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Net cash used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2024, was $40.4 million, which reflects an increase of $26.8 million compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, we paid $30.6 million related to business acquisitions and investments, and we had $9.7 million of capital expenditures.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the nine months ended September 30, 2024, was $30.9 million, compared to net cash provided by financing activities for the nine months ended September 30, 2023, of $25.0 million. For the nine months ended September 30, 2024, we paid $81.7 million for the settlement of the remaining balance of our 2024 convertible notes and we received proceeds of $43.7 million from the exercise of common stock options. For the nine months ended September 30, 2023, we received proceeds of $25.5 million from the exercise of common stock options and made payments of $6.3 million for the repurchase of our Class A common stock.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $0.6 million for the nine months ended September 30, 2024, compared to an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $2.6 million for the nine months ended September 30, 2023.

Commitments

We settled the remaining balance of our 2024 convertible senior notes during the nine months ended September 30, 2024. There were no other material changes in our commitments as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of September 30, 2024, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

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

As of September 30, 2024, we had cash, cash equivalents and restricted cash of $513.4 million, consisting primarily of bank deposits and money market funds. As of September 30, 2024, we had no outstanding borrowings under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15(e) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Associated with the Proposed Transaction with Siemens

The proposed transaction with Siemens may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

On October 30, 2024, we entered into an agreement and plan of merger (the “Merger Agreement”) with Siemens Industry Software Inc. (“Parent”) and Astra Merger Sub Inc., a wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with Altair surviving the Merger as a wholly owned subsidiary of Parent. Completion of the Merger is subject to customary closing conditions, including (i) the approval of the our stockholders holding a majority of the voting power of the outstanding Common Shares entitled to vote on the adoption of the Merger Agreement, voting together as a single class, (ii) the absence of any order or law issued by any governmental authority of competent jurisdiction prohibiting, rendering illegal or enjoining the consummation of the Merger, (iii) the expiration or termination of any waiting period (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any commitment to, or agreement with, any governmental authority to delay or not consummate the Merger, and (iv) the receipt of all required consents, approvals, notifications or filings from or to any governmental authority under the antitrust and foreign investment laws of certain other jurisdictions. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Therefore, there can be no assurance that the Merger will be completed in the expected timeframe, or at all.

The Merger Agreement may be terminated under certain circumstances, including that either party may terminate if the Merger is not completed by October 30, 2025, which may be extended to April 30, 2026 as provided in the Merger Agreement. Upon termination of the Merger Agreement, we, under specified circumstances, including our termination of the Merger Agreement to accept and enter into a definitive agreement with respect to an unsolicited superior acquisition proposal or Parent’s termination upon the change by our Board of Directors of its recommendation that the Company stockholders vote in favor of the Merger, in each case to the extent provided in the Merger Agreement, will be required to pay Parent a termination fee of $372.0 million.

Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:

•
the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•
if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee of $372.0 million; and
•
we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated.

Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

We have expended, and will continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, service providers and other business partners, who may be more cautious in their arrangements with us or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Altair. Our employees may have concerns with respect to the Merger and uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternative transactions to the Merger which could discourage a potential competing acquirer from making an alternative transaction proposal.

The Merger Agreement contains provisions that make it more difficult for us to be acquired by, or enter into certain combination transactions with, a third party. The Merger Agreement contains certain provisions that restrict our ability to, among other things, solicit alternative acquisition proposals, to furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals, subject to certain exceptions that allow our Board to comply with their fiduciary duties. In addition, following our receipt of any alternative transaction proposal that constitutes a Superior Proposal (as defined in the Merger Agreement), Parent would have an opportunity to offer to modify the terms of the Merger Agreement before our Board may withhold, qualify or modify in a manner adverse to Parent its recommendation with respect to the Merger and before we may terminate the Merger Agreement. If the Merger Agreement is terminated by us to enter into a Superior Proposal or by Parent if our board withholds, qualifies. modifies in a manner adverse to Parent its recommendation with respect to the Merger or takes certain similar actions, we would be required to pay a termination fee of $372.0 million to Parent, as contemplated by the Merger Agreement.

These provisions could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring or combining with all or a significant portion of us or pursuing an alternative transaction from considering or proposing such a transaction.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2024, in connection with our acquisition of Metrics Design Automation, Inc., we issued an aggregate of 35,651 shares of the Company’s Class A Common Stock, par value $0.0001 per share to the stockholders of Metrics Design Automation, Inc. and agreed to issue to the stockholders of Metrics Design Automation, Inc. up to an additional 18,190 shares of the Company’s Class A Common Stock, par value $0.0001 per share, with 9,095 shares issuable on each of July 11, 2025 and July 11, 2026, subject to potential reduction in certain circumstances. All shares are subject to customary securities law restrictions on transferability. All shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act. Metric Design Automation Inc.’s stockholders provided customary representations for a private placement of securities and agreed to customary restrictions on transferability.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits

No.	Description

2.1

Agreement and Plan of Merger, dated as of October 30, 2024, among Altair Engineering Inc., Siemens Industry Software Inc. and Astra Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 30, 2024).

10.1

Voting Agreement, dated as of October 30, 2024, by and among Siemens Industry Software Inc., Altair Engineering Inc., James R. Scapa, The James R. Scapa Declaration of Trust and the JRS Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 30, 2024).

10.2

Deed of Guarantee, dated as of October 30, 2024, by and between Siemens AG and Altair Engineering Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the Securities and Exchange Commission on October 30, 2024).

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL

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

ALTAIR ENGINEERING INC.

Date: October 31, 2024	By:	/s/ James R. Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2024
	By:	/s/ Matthew Brown
Matthew Brown
Chief Financial Officer (Principal Financial Officer)