Form 10-K
period 2024-12-31
Altair Engineering Inc.
filed 2025-02-20
CIK 1701732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of a share of the registrant’s Class A common stock on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ stock market, was $5.8 billion. Shares of the registrant’s Class A common stock and Class B common stock held by each executive officer, director, and each other person who may be deemed to be an affiliate of the registrant, have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 3, 2025, there were 60,401,224 shares of the registrant’s Class A common stock outstanding and 25,393,574 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated By Reference:

Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders, scheduled to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ALTAIR ENGINEERING INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•
adverse effects on our business and financial condition that may result if we fail to complete the pending transaction with Siemens Industry Software Inc. ("Siemens Industry");
•
business uncertainties and contractual restrictions on our operations while the proposed transaction with Siemens Industry is pending;
•
the negative impact of stockholder litigation on our business, operating results and financial condition;
•
adverse effects on our results of operations as a result of the substantial costs and management resources required in connection with the pending transaction with Siemens Industry;
•
our ability to retain current employees or hire prospective employees experiencing uncertainty about their future with us as a result of the pending transaction with Siemens Industry;
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
•
the significant quarterly fluctuations of our results; and
•
the uncertain effect of cyberattacks, data security incidents, or future pandemics or events on our business, operating results and financial condition, including disruption to our customers, our employees, the global economy and financial markets, including potential tariff disruptions.

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

PART I

Item 1. Business

General

Altair Engineering Inc. (“Altair,” the “Company,” “we,” “us” or “our”) is a global leader in computational intelligence that provides software and cloud solutions in simulation, high-performance computing ("HPC"), data analytics, and artificial intelligence ("AI"). Altair enables organizations across all industries to compete more effectively and drive smarter decisions in an increasingly connected world - all while creating a greener, more sustainable future.

Throughout this document we refer to AI as a term to encompass sub-disciplines including data analytics, data science, data preparation, and machine learning ("ML"). Altair has been incorporating AI technologies into our products for several years and we believe the evolving broad use of the term is appropriate for our product offerings, customer applications, and market opportunities.

Our simulation and AI-driven approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers, our market leading technology for optimization and HPC, and our end-to-end platform for developing AI and digital twin solutions. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life visualization and rendering. Our HPC solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including AI, modeling and simulation, and visualization. Our data analytics, AI, and Internet of Things ("IoT") products include data preparation, data science, MLOps, orchestration, and visualization solutions that fuel engineering, scientific, and business decisions.

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

Pending Merger with Siemens Industry

On October 30, 2024, Altair entered into an agreement and plan of merger (the “Merger Agreement”) with Siemens Industry and Astra Merger Sub Inc., a wholly owned subsidiary of Siemens Industry (“Merger Sub”), pursuant to which Merger Sub will merge with and into Altair (the “Merger”), with Altair surviving the Merger as a wholly owned subsidiary of Siemens Industry. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our Class Common Stock and Class B Common Stock (collectively, the “Common Shares”) (including any Common Shares to the extent issued in accordance with the terms of the Merger Agreement and the Company’s Indenture (as defined below), but excluding (i) Common Shares held by the Company as treasury shares or owned by Siemens Industry, Merger Sub, or any other subsidiary of Siemens Industry immediately prior to the Effective Time and (ii) Common Shares with respect to which appraisal rights are validly and properly demanded and not withdrawn or lost under Section 262 of the Delaware General Corporation Law) issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $113.00 in cash, without interest (the “Merger Consideration”). The Merger Agreement provides also for the holders of vested and unvested restricted stock units and vested and unvested stock options to receive the Merger Consideration less the exercise price of such stock options, subject to the terms and conditions set forth in the Merger Agreement.

Our Board of Directors unanimously approved the Merger Agreement. On January 22, 2025, Altair's stockholders adopted the Merger Agreement at a special meeting of stockholders. The completion of the Merger remains subject to certain customary closing conditions, including among others, (i) the absence of any order or law issued by any governmental authority of competent jurisdiction prohibiting, rendering illegal or enjoining the consummation of the Merger and (ii) the receipt of all required consents, approvals, notifications or filings from or to any governmental authority under the antitrust and foreign investment laws of certain jurisdictions. Altair now anticipates that the Merger may close in the first half of 2025.

The descriptions of the Merger Agreement and the transactions contemplated thereby contained in this Annual Report on Form 10-K are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement. We filed a copy of the Merger Agreement as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2024, and provided a description of the Merger Agreement in that Current Report and in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 18, 2024, as supplemented by our Current Report on Form 8-K filed with the SEC on January 16, 2025 (the "Proxy Statement").

Products

Rising expectations of end-market customers are expanding the use of advanced simulation, data analytics, and AI across many industry verticals. Altair’s forty-year heritage is in solving some of the most challenging problems faced by engineers and scientists. We help companies use digital twins, intelligent models, and the convergence of simulation, HPC, and AI to predict and optimize system outcomes.

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

Data Analytics, AI, IoT, and Smart Product Development

Altair’s data analytics, AI, and smart product development offerings include code free and code friendly solutions for data preparation, data science, MLOps, and visualization that fuel engineering, scientific, and business decisions, and are extensively used by banks, credit unions, health care, and other financial services organizations. They are also used in engineering and finance departments across many industries, including manufacturing.

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

Our research and development initiatives foster a culture of innovation within the organization, helping us attract and retain a highly motivated team. Altair’s research and development team consists of approximately 1,600 people worldwide. We maintain research and development centers with specific technical expertise in several geographies throughout the Americas, Asia-Pacific, Europe, the Middle East and Africa.

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

Approximately 87% of our 2024 software revenue was generated through our direct global sales force. These sales teams interact with key decision makers, engage deeply with users of our products by leveraging a team of Altair’s technical specialists, and work with user-group managers and executives to ensure they are maximizing the utility of our software solutions. We have been expanding our direct sales team including our inside sales operations aggressively to reach more customers and market verticals.

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

We leverage indirect sales channels especially in APAC and Eastern Europe and have been investing to extend our reseller relationships in all markets. Approximately 13% of our 2024 software revenue was generated through our growing network of indirect channel partners, resellers, and system integrators.

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

Altair pioneered Altair Units, a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with more than 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 92% over the past five years. Historically, approximately 60% of new software revenue comes from expansion within existing customers.

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

Customers

As of December 31, 2024, we had more than 13,000 customers worldwide. Our simulation and HPC customers are primarily large manufacturing enterprises, with a growing presence in small and mid-size companies. Our data analytics and AI customers include banks, credit unions, BFSI, and health care organizations along with finance and engineering departments across most industries including manufacturing.

Automotive and aerospace represent our largest industries, including 15 of the world’s leading automotive manufacturers and 10 of the world’s leading aerospace manufacturers. Other important industries include technology, BFSI, heavy machinery, rail and ship design, energy, government, life and earth sciences, and consumer electronics. No single customer, nor any of our resellers and OEMs, accounted for more than 2% of our 2024 software billings. In 2024, 32%, 31% and 37% of our software billings were attributed to the Americas, EMEA, and APAC, respectively. Our global billings allocation is based on usage across each geography. Billings consists of our total revenue plus the change in our deferred revenue, excluding deferred revenue from acquisitions during the period, and is discussed under Non-GAAP Financial Measures included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

For a summary of our financial information by geographic location, see Note 17 of Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K, which is incorporated by reference.

Competition

The market for simulation, HPC, data analytics, and AI software is highly fragmented. Our primary competitors include companies such as Dassault Systèmes, Siemens AG (the parent company of Siemens Industry), Ansys, MSC Software (a Hexagon company), SAS Institute, and Alteryx. Many are large public companies, with significant financial resources. In addition to these competitors, we compete with many smaller companies offering similar software applications.

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

As of December 31, 2024, we have 303 issued patents worldwide and eight published patent applications worldwide. These patents and patent applications seek to protect proprietary inventions relevant to our business. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. Additionally, we are the registered holder of a variety of trademarks and domain names that include “Altair” and similar variations.

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

Employees

As of December 31, 2024, we had more than 3,300 in-house employees and more than 200 on-site Client Engineering Services employees globally. More than two-thirds of our employees are in the United States, India, Germany and UK. None of our employees in the United States are represented by a labor organization or are party to any collective bargaining arrangement. In some of the countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these councils. We have never experienced a work stoppage and we believe our employee relations are collaborative. We continually recruit for top talent and invest in our global workforce to fuel diversity, professional and personal growth, and innovation.

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

Altair’s culture has historically embraced flexible work arrangements. Whenever possible, our employees are given the opportunity and flexibility to schedule their own working hours and work-from-home schedule within the limitations set by our management in order to meet our goals and objectives. This program operates on a goal-oriented basis and is constructed on mutual trust between employees and their managers. We believe in trusting our employees, by offering them flexibility in work arrangements so they embrace and maintain work life balance, while continuing to be productive.

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

Sustainability and environment

As the world is demanding safer, more efficient, and innovative products and processes, our vision is to help customers drive decisions leveraging the convergence of simulation, HPC, and AI. By helping our customers, we help to reduce the environmental impact of goods and services across a broad array of industries worldwide. Altair published its most recent sustainability report in 2024.

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
•
Conduct operations in an environmentally sound manner
•
Manage our supply chains toward appropriate environmental practices

Acquisitions

We have acquired 55 companies or strategic technologies since 1996, including 21 in the last five years. These acquisitions brought strategic IP assets, and talented developers with expertise in disciplines in the areas of electronics, material science, crash and safety, manufacturing simulation, industrial design, photorealistic rendering and data analytics. Products that are commercially available as a result of these acquisitions include Altair PBS Works, Radioss, Evolve, AcuSolve, SimLab, Embed, Multiscale Designer, FEKO, FLUX, Thea Render, SmartWorks, ESAComp, SimSolid, Monarch, Panopticon, EDEM, PollEx, PolyFoam, Grid Engine, Mistral, Breeze, S-FRAME, Altair SLC (formerly WPS Analytics), EEvision, StarVision, RapidMiner, Genesis, OmniV, Dsim, and FlightStream.

During 2024 we acquired the following:

•
KSK Analytics: In August 2024, we acquired KSK Analytics ("KSK"), a Japanese firm that offers strategic consulting and training in AI and data analytics. KSK has been a reseller of the Altair RapidMiner platform for data analytics and AI.
•
Metrics: In July 2024, we acquired Metrics Design Automation Inc. (“Metrics”), a Canadian company with semiconductor electronic functional simulation and design verification. The Metrics digital simulator, Dsim, will be available through Altair One, Altair’s cloud innovation gateway, where it will also be available for desktop download.
•
Research in Flight: In April 2024, we acquired Research in Flight, maker of FlightStream, which provides computational fluid dynamics (CFD) software with a large footprint in the aerospace and defense sector and a growing presence in marine, energy, turbomachinery, and automotive applications. The technology will be integrated into the Altair HyperWorks design and simulation platform.
•
Cambridge Semantics: In April 2024, we acquired the assets of Cambridge Semantics, a modern data fabric provider and creator of the industry’s leading analytical graph database. Cambridge Semantics’ technologies will be integrated into the Altair RapidMiner platform.

For further information about our acquisitions, see Note 4 of the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Seasonal variations

We have experienced and expect to continue to experience seasonal variations in the timing of customers’ purchases of our software and services. Many customers make purchase decisions based on their fiscal year budgets, which often coincide with the calendar year. These seasonal trends materially affect the timing of our cash flows, as license fees become due at the time the license term commences based upon agreed payment terms. As a result, new and renewal licenses have been concentrated in the first and fourth quarter of the year, and our cash flows from operations have been highest late in the first quarter and early in the second quarter of the succeeding fiscal year.

Backlog

We generally enter into single year term-based software licensing subscription contracts for our solutions. The timing of our invoices to the customer is a negotiated term and thus varies among our subscription contracts. For multi-year agreements, it is common to invoice an initial amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, or elsewhere in our consolidated financial statements, and are considered by us to be backlog.

We expect that the amount of backlog relative to the total value of our contracts will change from year to year for several reasons, including the amount of cash collected early in the contract term, the specific timing and duration of large customer subscription agreements, varying invoicing cycles of subscription agreements, the specific timing of customer renewal, changes in customer financial circumstances, and foreign currency fluctuations. Accordingly, we believe that fluctuations in backlog are not necessarily a reliable indicator of future revenue and we do not utilize backlog as a key management metric. As we generally enter into single year subscription contracts for our software, backlog is not significant.

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

Unless the context otherwise requires, the terms “Altair,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to Altair Engineering Inc. and its subsidiaries. The Altair design logo and the marks “OptiStruct,” “RADIOSS,” “AcuSolve,” “FEKO,” “Flux,” “WinProp,” “Multiscale Designer,” “HyperStudy,” “HyperMesh,” “HyperView,” “SimLab,” “HyperCrash,” “HyperGraph,” “Inspire,” “solidThinking Evolve,” “Thea Render,” “Altair PBS Works,” “Altair PBS Professional,” “Altair PBS Cloud,” “MotionView,” “MotionSolve,” “Altair PBS Access,” “SimSolid,” “Knowledge Studio,” “Monarch,” “Panopticon,” “EDEM,” “PollEx,” “P-FRAME,” “S-FRAME,” “World Programming,” "RapidMiner," "Genesis," "OmniV," "Dsim," "FlightStream," and our other registered or common law trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are our property.

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

Risks relating to the pending Merger with Siemens Industry, including that:

•
the pending transaction may be delayed or the pending transaction may be terminated, in which case the market price of our Class A Common Stock may decline substantially;
•
efforts to complete the pending Merger may disrupt our ongoing business and operations;
•
we are restricted from pursuing alternative transactions;
•
restrictions exist on our business activities; and
•
litigation against us could result in substantial costs.

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
•
the potential that our Convertible Notes may be convertible sooner than the mandatory convertibility;
•
limitations that may deter or prevent certain business combinations, but not the pending transaction with Siemens Industry; and
•
the impact of operating and financial covenants in our loan agreements.

General risks, including risks relating to:

•
our ability to attract and retain key personnel;
•
any need we may have to raise additional capital;
•
the difficulties associated with predicting our growth;
•
the impact of global conditions outside our control;
•
business interruptions; and
•
the impact of potential changes in accounting principles.

Risks associated with the pending transaction with Siemens

The pending transaction with Siemens may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

On October 30, 2024, we entered into the Merger Agreement with Siemens Industry and Merger Sub, pursuant to which Merger Sub will merge with and into Altair, with Altair surviving the Merger as a wholly owned subsidiary of Siemens Industry.

On January 22, 2025, Altair stockholders holding a majority of the voting power of the outstanding Common Shares entitled to vote on the adoption of the Merger Agreement, voting together as a single class, approved the Merger Agreement at a special meeting of stockholders. Completion of the Merger remains subject to customary closing conditions, including, among others, (i) the absence of any order or law issued by any governmental authority of competent jurisdiction prohibiting, rendering illegal or enjoining the consummation of the Merger and (ii) the receipt of all required consents, approvals, notifications or filings from or to any governmental authority under the antitrust and foreign investment laws of certain jurisdictions. There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Therefore, there can be no assurance that the Merger will be completed in the expected timeframe, or at all.

The Merger Agreement may be terminated under certain circumstances. Siemens Industry and Altair may agree to terminate the Merger Agreement by mutual written consent. Either Siemens Industry or Altair may terminate the Merger Agreement if (i) the Merger has not been consummated on or before October 30, 2025 (the “End Date”) or, if the closing has not occurred by the End Date solely due to a failure to obtain regulatory approvals, April 30, 2026 (the “Extended End Date”), (ii) any applicable law or final, irreversible and non-appealable order that permanently prohibits, renders illegal, or enjoins the Merger is issued by any government authority of competent jurisdiction, or (iii) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances.

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

We have expended, and will continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, suppliers, service providers and other business partners, who may be more cautious in their arrangements with us or attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Altair. Our employees may have concerns with respect to the Merger and uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. Pending or future litigation against us and our directors and officers relating to the Merger may be distracting to management and, in the future, may require us to incur significant costs. Such litigation could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

Since our stockholders have approved the Merger Agreement, the Merger Agreement now precludes us from pursuing alternative transactions to the Merger.

While we had a limited ability to pursue alternative transactions prior to the time that our stockholders approved the Merger Agreement, that ability no longer exists. By virtue of obtaining such stockholder approval, the Merger Agreement now precludes us from, among other things, soliciting alternative acquisition proposals, furnishing information to, or participating in discussions or negotiations with, third parties regarding any alternative acquisition proposals

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement including restrictions on our ability in certain cases to enter into contracts, acquire or dispose of assets, enter into new lines of business, incur indebtedness or incur capital expenditures (subject to certain exceptions, as detailed in the Merger Agreement) until the Merger becomes effective or the Merger Agreement is terminated. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger, and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

Litigation has arisen, and more could arise, in connection with the Merger; such litigation against Altair could result in substantial costs, an injunction preventing the completion of the Merger and/or a judgment resulting in the payment of damages.

Stockholders of Altair have filed, and may in the future file, lawsuits against Altair and/or the directors and officers of Altair in connection with the Merger. As of the date of this Annual Report on Form 10-K, three lawsuits relating to the Merger (collectively, the “Lawsuits”) have been filed: (i) Elstein v. Altair Engineering Inc., et al., Case No. 2025-211856-CB (the “Elstein Lawsuit”), which was filed in the State of Michigan Circuit Court for the Sixth Judicial Circuit, Oakland County, on January 3, 2025 and (ii) Jones v. Altair Engineering Inc., et al., Index No. 650098/2025 (the “Jones Lawsuit”) and Kent v. Altair Engineering Inc., et al., Index No. 650113/2025 (the “Kent Lawsuit”), both of which were filed in the Supreme Court of the State of New York, County of New York, on January 7, 2025 and January 8, 2025, respectively. The Elstein Lawsuit was filed by a purported stockholder of the Company as an individual action and alleges that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions in violation of Michigan’s Uniform Securities Act and Michigan common law. The Elstein Lawsuit names as defendants the Company, its directors and Siemens Industry, and seeks, among other relief, an order enjoining the closing of the vote on the Merger. The Jones Lawsuit and the Kent Lawsuit were each filed by a purported stockholder of the Company as an individual action and allege that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions in violation of New York common law. The Jones Lawsuit and Kent Lawsuit name as defendants the Company and its directors and seek, among other relief, an order enjoining the consummation of the Merger. The Elstein Lawsuit was voluntarily dismissed with prejudice in January 2025 prior to the consummation of the Merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs.

Future lawsuits could prevent or delay the completion of the Merger and result in significant costs to Altair, including any costs associated with the indemnification of directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any existing or potential lawsuits.

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

The market for simulation, data analytics, and high-performance computing software is highly fragmented. Our primary competitors include companies such as Dassault Systèmes, Siemens AG (the parent Company of Siemens Industry), Ansys, MSC Software (a Hexagon company), and Alteryx. Many are large public companies, with significant financial resources. In addition to these competitors, we compete with many smaller companies offering similar software applications.

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

An adverse occurrence, including industry slowdown, recession, political instability, costly or constraining regulations, rapid technological obsolescence, excessive inflation, rising interest rates, prolonged disruptions in one or more of our automotive customers’ production schedules, supply disruptions, the imposition of new tariffs, or labor disturbances, that results in a significant decline in the volume of sales in this industry, or in an overall downturn in the business and operations of our customers in this industry, could adversely affect our business.

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

We operate our client engineering services business by hiring engineers and data scientists for placement at a customer site for specific customer-directed assignments and pay them only for the duration of the placement. The success of this business is dependent upon our ability to recruit and retain highly skilled, CES staff to meet the requirements of our customers and to maintain ongoing relationships with these customers. Our CES business constituted approximately 4% and 5% of our total revenues for the years ended December 31, 2024 and 2023, respectively. Some of our customers satisfy their engineering personnel needs through managed service providers, or MSPs. A significant percentage of the engineers we place, either directly or through MSPs, are with U.S.-based customers and are citizens of countries other than the United States. In the event these engineers are unable to enter into, or remain in, the United States legally, we may be unable to match engineers with the appropriate skill sets matched to open customer positions. If we are unable to attract highly skilled, qualified CES staff because of competitive factors, export controls or immigration laws, or otherwise fail to match CES staff to open customer positions, our revenue may be adversely affected.

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

Under the Generally Accepted Accounting Principles ("GAAP"), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2024 and 2023, respectively, we had $462.5 million and $458.1 million of goodwill and $72.9 million and $83.6 million of other intangible assets, net. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge.

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

We are subject to governmental sanctions, export control and import laws and regulations that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.

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

As of December 31, 2024 and 2023, we had gross deferred tax assets, or DTAs, of $227.4 million and $208.5 million, respectively, primarily related to capitalized research and development expenses, net operating loss carryforwards, tax credits and share-based compensation. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. For the

2024 tax year, we recorded a net increase in the valuation allowance of $25.2 million for the gross DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Internal Revenue Code of 1986, as amended, or the Code, if we undergo an ownership change (generally defined as a greater than 50-percentage-point cumulative change, by value, in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisitions of Univa and RapidMiner, which are subject to specific limitations on usage. We may or may not be able to realize the benefits of the acquired NOLs due to a number of factors, including those enumerated above. We may also be unable to realize our tax credit carryforwards prior to their expiration.

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

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct certain qualifying research and development expenses and requires taxpayers to capitalize and amortize such expenses over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2025 and future years.

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

The GDPR, which became effective in May 2018, applies to all our business conducted in the European Economic Area (the “EEA”). In the post-Brexit area, our business in the United Kingdom is regulated by the U.K. GDPR that is substantially similar to the GDPR. New data protection laws have just come into effect in Brazil and China, and a new Indian law has been passed in 2023 and is expected to come into effect soon. In the US, state-specific general data protection laws are in effect in California, Virginia, Colorado, Nevada, Connecticut, Montana, Delaware, Iowa, Nebraska, New Hampshire, New Jersey and Utah, and new data protection laws became effective during 2024 in the states of Texas, Florida, Oregon, and Montana. Similar laws will become effective in the next two years in several states and are pending in many more states. These data protection laws and regulations impose many obligations, and we will need to continue dedicating financial resources and management time to compliance and training in the coming years. Data protection laws, for example, may require, that regulated entities expand disclosures about how personal data is used, mechanisms for obtaining consent from data subjects, controls for data subjects with respect to their personal data (including by enabling them to exercise rights to erasure and data portability), limitations on retention of personal data and mandatory data breach notifications. There are also restrictions on data transfers and the security of the personal data, frequently with substantial fines and penalties associated with violations (including liability for private action in the US). The GDPR, for example, provides that supervisory authorities in the European Union may impose administrative fines for certain infringements of the GDPR (up to EUR 20,000,000, or 4% of an undertaking’s total, worldwide, annual revenue, whichever is higher). Individuals who sustain damages because a regulated entity fails to comply with the GDPR have the right to seek compensation from such entity directly. Compliance with data protection laws, the rapid pace of adopting new and amended laws, and necessary monitoring and training will require significant expenditure of resources on an ongoing basis, and there can be no assurance that the measures we have taken for the purposes of compliance will be successful in preventing violations of such laws, cyberattacks, governmental actions or civil proceedings. Given the potential fines, liabilities and damage to our reputation in the event of an actual or perceived violation of data protection laws, any violation may have an adverse effect on our business and operations.

As the number of jurisdictions with data privacy regulations increase and our global footprint expands, we anticipate that it will be necessary for us to increase the amount we expend on compliance and training in this area.

Risks related to ownership of our Class A common stock

An active public trading market for our Class A common stock may not be sustained.

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ALTR.” However, we cannot assure you that an active trading market will be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the price of shares of Class A common stock. An inactive market may impair our ability to raise capital by selling shares and our ability to use our capital stock to acquire other companies or technologies. We cannot predict the prices at which our Class A common stock will trade. Our Class A common stock will cease to be publicly traded upon consummation of our pending Merger with Siemens Industry.

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

•
any event that results in the termination of our Merger Agreement with Siemens Industry or materially delays the consummation of that transaction;
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

We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and subject to restrictions set forth in our Merger Agreement with Siemens Industry. Consequently, your only opportunity to achieve a return on your investment in our company will be if the market price of our Class A common stock appreciates and you sell your shares at a profit. There is no guarantee that the price of our Class A common stock that will prevail in the market will ever exceed the price that you paid.

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

The trading market for our Class A common stock may be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, or the content and opinions included in their reports. If any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or often times failed to exceed, the financial guidance publicly announced by the companies or the expectations of analysts. Upon entering into our Merger Agreement with Siemens Industry, we announced that we were suspending our practice of providing guidance with respect to our results of operations. If we resume our practice of providing such guidance and our financial results fail to meet, or fail to exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Future sales of substantial amounts of our Class A common stock may cause our stock price to decline.

Future sales of a substantial number of shares of our Class A common stock, particularly sales by our directors, executive officers and significant stockholders could adversely affect the market price of our Class A common stock and may make it more difficult to sell Class A common stock at a time and price that you deem appropriate. As of December 31, 2024, we had an aggregate of 60,180,921 shares of Class A common stock and 25,393,574 shares of Class B common stock outstanding.

Shares held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

We have registered the offer and sale of an aggregate of a substantial number of shares of Class A common stock that have been issued or reserved for future issuance under our equity compensation plans on a Form S-8 registration statement. These shares can be freely sold in the public market upon issuance, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act. Additionally, the number of shares of Class A common stock available for grant and issuance under our 2017 Equity Incentive Plan is subject to an automatic annual increase on January 1 of each year beginning in 2018 by an amount equal to the lesser of (i) 3% of the number of shares of all classes of our common stock outstanding on December 31 of the preceding calendar year or (ii) a lesser number of shares of Class A common stock determined by our board of directors. We also intend to register the offer and sale of any shares of Class A common stock resulting from such increases. If the holders of these shares choose to sell a large number of shares, they could adversely affect the market price for our Class A common stock.

We may also issue shares of our Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investment or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with certain stockholders who hold shares of our Class B common stock, including our founders, who hold in aggregate approximately 81% of the voting power of our capital stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. Our Class B stockholders, including our founders, hold, in aggregate approximately 81% of the voting power of our capital stock. The ten-to-one voting ratio between our Class B and Class A common stock, results in the holders of our Class B common stock collectively controlling a majority of the combined voting power of our common stock and therefore being able to control all matters submitted to our stockholders for approval until 2029, or upon the occurrence of a triggering event at which time all shares of our Class B common stock will automatically convert into shares of our Class A common stock, or on an earlier date, each as set forth in our Delaware certificate of incorporation.

This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Certain provisions in our charter documents and Delaware law could prevent an acquisition of our company if our Merger Agreement with Siemens Industry were terminated, limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our Class A common stock.

Our Delaware certificate of incorporation and bylaws contain provisions that could delay or prevent a change in control of our company that stockholders may consider favorable if our Merger Agreement with Siemens Industry were terminated, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

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

These and other provisions in our certificate of incorporation, our bylaws and under Delaware law could discourage potential takeover attempts if our Merger Agreement with Siemens Industry were terminated, reduce the price that investors might be willing to pay for shares of our Class A common stock in the future and result in the market price being lower than it would be without these provisions.

Risks Related to Our Indebtedness

Our Convertible Notes due in 2027, are effectively subordinated to our secured debt and any liabilities of our subsidiaries.

The Convertible Senior Notes due in 2027 (the "Convertible Notes") rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to any of our liabilities that are not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including all amounts outstanding under our revolving credit facility) to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. In the event of our bankruptcy, liquidation, reorganization or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Convertible Notes (including all amounts outstanding under our revolving credit facility) will be available to pay obligations on the Convertible Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Convertible Notes only after all claims senior to the Convertible Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Convertible Notes then outstanding. The indenture governing the Convertible Notes will not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our subsidiaries from incurring additional liabilities.

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

Holders of the Convertible Notes will have the right to require us to repurchase their Convertible Notes upon the occurrence of a fundamental change at a defined repurchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, consummation of our pending Merger with Siemens Industry will constitute a make-whole fundamental change, and we will be required to temporarily increase the conversion rate. Upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing on favorable terms or at all at the time we are required to make repurchases of Convertible Notes surrendered therefor or Convertible Notes being converted. Once the Merger is consummated, we will settle conversions solely in cash based upon per share Merger Consideration payable under the Merger Agreement.

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

In the event the conditional conversion feature of the Convertible Notes is triggered prior to the consummation of the Merger, holders of the Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods prior to the consummation of the Merger at their option. If one or more holders elect to convert their Convertible Notes at such time, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share) with respect to the Convertible Notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness, and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive.

Transactions relating to the Convertible Notes may affect the value of our Class A common stock.

The conversion of some or all of the Convertible Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our Class A common stock upon any conversion of the Convertible Notes. If holders of our Convertible Notes elect to convert their notes prior to the consummation of the Merger, we may settle our conversion obligation by delivering to them a significant number of shares of our Class A common stock, which would cause dilution to our existing stockholders.

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

We expect to continue to make investments in our business, which may require us to raise additional funds if our Merger Agreement is terminated for any reason. We may raise these funds through either equity or debt financings. Issuances of equity or convertible debt securities may significantly dilute stockholders and any new equity securities could have rights, preferences and privileges superior to those holders of our Class A common stock. In addition to the restrictions under our current credit agreement, any future debt financings could contain restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, manage our business and pursue business opportunities, including potential acquisitions.

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

Our corporate information security team, led by our CISO, is responsible for our overall information security strategy, policy, security engineering, security operations (as a second line of defense) and cyber threat detection and response. The current CISO has more than ten years’ experience in cybersecurity and 35 years as an information technology professional. Given that our CISO has more than 25 years at the Company in multiple positions, he helped incubate and grow our corporate information security team into what it is today. During 2024 Altair chose to grow its security team further, recognizing the ever-increasing threats; a Director for IT Security was brought on board and a number of global staff were added to the Security Operations team. Our information security management philosophy is one of cyber risk prevention and we have the ultimate goal of preventing cyber incidents. Simultaneously, our information security team focuses on increasing our system resilience to minimize data breach (or other compromise) business impact should an incident occur. Cybersecurity is not the sole responsibility of our information security team. During 2024 and into 2025 we have increased the Security team involvement with business leaders. Our Security team works closely with internal departments to keep security at the forefront. Our employees and vendors also play a role in our company’s cybersecurity efforts. Through our cybersecurity awareness training and other team training we are fostering a culture that all employees and vendors have a role in our cybersecurity defenses.

The corporate information security team has implemented a governance structure and processes to assess, identify, manage and report cybersecurity risks. We also have threat intelligence and insider threat programs to identify external and internal threats, and to mitigate those threats in a timely manner to the best of our ability. In addition, we have further developed security corporate practices, controls, and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks.

We employ a data privacy counsel to specifically improve our responses to growing international privacy laws. We believe that this enhances our data control and thus may reduce risk.

Third parties also play a role in our cybersecurity and supplement our program. We engage third-party services in some vital areas of our business to conduct evaluations of our security controls, whether through penetration testing, independent audits or consulting on best practices to address new challenges. Additionally, we leverage a Security Operations Center ("SOC")-as-a-Service provider to ensure continuous monitoring and rapid response to potential threats, enhancing our ability to maintain a robust security posture at all times.

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

Item 3. Legal Proceedings

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits are unsuccessful, defending against these claims can result in substantial costs. Stockholders of Altair have filed, and may in the future file, lawsuits against Altair and/or the directors and officers of Altair in connection with the Merger. As of the date of this Annual Report on Form 10-K, three Lawsuits relating to the Merger have been filed: (i) Elstein v. Altair Engineering Inc., et al., Case No. 2025-211856-CB (i.e., the Elstein Lawsuit), which was filed in the State of Michigan Circuit Court for the Sixth Judicial Circuit, Oakland County, on January 3, 2025 and (ii) Jones v. Altair Engineering Inc., et al., Index No. 650098/2025 (i.e., the Jones Lawsuit) and Kent v. Altair Engineering Inc., et al., Index No. 650113/2025 (i.e., the Kent Lawsuit), both of which were filed in the Supreme Court of the State of New York, County of New York, on January 7, 2025 and January 8, 2025, respectively. The Elstein Lawsuit was filed by a purported stockholder of the Company as an individual action and alleges that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions in violation of Michigan’s Uniform Securities Act and Michigan common law. The Elstein Lawsuit names as defendants the Company, its directors and Siemens Industry, and seeks, among other relief, an order enjoining the closing of the vote on the Merger. The Jones Lawsuit and the Kent Lawsuit were each filed by a purported stockholder of the Company as an individual action and allege that the Proxy Statement was materially incomplete due to certain misrepresentations and omissions in violation of New York common law. The Jones Lawsuit and Kent Lawsuit name as defendants the Company and its directors and seek, among other relief, an order enjoining the consummation of the Merger. The Elstein Lawsuit was voluntarily dismissed with prejudice in January 2025 prior to the consummation of the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to Altair, including any costs associated with the indemnification of directors and officers.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business unrelated to the Merger. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish and enforce our proprietary rights. The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Holders

As of February 3, 2025, there were approximately 400 registered stockholders of our Class A common stock and 4 registered stockholders of our Class B common stock. We are unable to estimate the total number of stockholders because many of our shares of Class A common stock are held by brokers, banks or other institutions on behalf of stockholders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently do not anticipate paying any dividends on our common stock in the foreseeable future. The terms of the Merger Agreement prohibit the payment of dividends by Altair. The terms of our 2019 Amended Credit Agreement also restrict our ability to pay dividends, and we may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our capital stock. Absent contractual prohibitions, any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. There can be no assurance that any dividends will be paid in the future.

Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act.

The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes $100 was invested at the market close on December 31, 2019, in our Class A common stock, the Nasdaq Composite Index and the Nasdaq Computer Index.

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

NOTE: Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements (and notes thereto) for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global leader in computational intelligence providing software and cloud solutions in simulation, high-performance computing ("HPC"), data analytics, and artificial intelligence ("AI"). We enable organizations across all industries to compete more effectively and drive smarter decisions in an increasingly connected world - all while creating a greener, more sustainable future.

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

Altair pioneered Altair Units, a patented units-based subscription licensing model for software and other digital content. This units-based subscription licensing model allows flexible and shared access to our offerings, along with more than 150 partner products. Our customers license a pool of units for their organizations giving individual users access to our portfolio of software applications as well as our growing portfolio of partner products. We believe our units-based subscription licensing model lowers barriers to adoption, creates broad engagement, encourages users to work within our ecosystem, and increases revenue. This, in turn, helps drive our recurring software license rate which has been on average approximately 92% over the past five years. Historically, approximately 60% of new software revenue comes from expansion within existing customers.

Siemens Merger Agreement

On October 30, 2024, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Siemens Industry Software Inc. (“Siemens Industry”) and Astra Merger Sub Inc., a wholly owned subsidiary of Siemens Industry (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Siemens Industry. Our Board of Directors has unanimously approved the Merger Agreement and, on January 22, 2025, our stockholders holding a majority of the voting power of the outstanding Class A Common Stock and Class B Common Stock (collectively, the “Common Shares”) entitled to vote on the adoption of the Merger Agreement, voting together as a single class, approved the Merger Agreement. If the Merger is consummated, the Company’s securities will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, as promptly as practicable after the Merger is consummated.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each Common Share (including any Common Shares to the extent issued in accordance with the terms of the Merger Agreement and the Company’s Indenture, but excluding (i) Common Shares held by the Company as treasury shares or owned by Siemens Industry, Merger Sub, or any other subsidiary of Siemens Industry immediately prior to the Effective Time and (ii) Common Shares with respect to which appraisal rights are validly and properly demanded and not withdrawn or lost under Section 262 of the Delaware General Corporation Law) issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $113.00 in cash, without interest (the “Merger Consideration”). The Merger Agreement provides also for the holders of vested and unvested restricted stock units and vested and unvested stock options to receive the Merger Consideration less the exercise price of such stock options, subject to the terms and conditions set forth in the Merger Agreement.

The Company and Siemens Industry have each made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and closing of the Merger.

The Company is subject to customary “no-shop” restrictions on the Company’s ability to solicit alternative acquisition proposals, to furnish information to, and participate in discussions or negotiations with, third parties regarding any alternative acquisition proposals. The “fiduciary out” provisions in the Merger Agreement are no longer applicable, given the approval of the Merger by the Company's stockholders.

The Merger Agreement contains certain customary termination rights for the Company and Siemens Industry. The Company and Siemens Industry may agree to terminate the Merger Agreement by mutual written consent. Either the Company or Siemens Industry may terminate the Merger Agreement if (i) the Merger has not been consummated on or before October 30, 2025 (the “End Date”) or, if the closing has not occurred by the End Date solely due to a failure to obtain regulatory approvals, April 30, 2026 (the “Extended End Date”), (ii) any applicable law or final, irreversible and non-appealable order that permanently prohibits, renders illegal, or enjoins the Merger is issued by any government authority of competent jurisdiction, or (iii) the other party breaches any representation, warranty or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances.

Siemens Industry is required to pay to the Company a one-time fee equal to $638 million if the Merger Agreement is terminated by the Company or Siemens Industry (i) due to failure to close by the End Date (or the Extended End Date, as applicable) or (ii) any applicable law or final, irreversible non-appealable order that permanently prohibits, renders illegal or enjoins the Merger is issued by any government authority of competent jurisdiction, and at such time, the only conditions to the closing not satisfied are (a) receipt of the required regulatory approvals, or (b) only in the case of clause (ii), the absence of any order or law issued by any governmental authority of competent jurisdiction prohibiting, rendering illegal or enjoining the consummation of the Merger, solely related to competition and foreign direct investment laws.

The completion of the Merger remains subject to customary closing conditions, including, (i) the absence of any order or law issued by any governmental authority of competent jurisdiction prohibiting, rendering illegal or enjoining the consummation of the Merger and (ii) the receipt of all required consents, approvals, notifications or filings from or to any governmental authority under the antitrust and foreign investment laws of certain jurisdictions. The obligation of each party to consummate the Merger is also conditioned upon (i) performance and compliance by the other party in all material respects with its pre-closing obligations and covenants under the Merger Agreement, (ii) the accuracy of the representations and warranties of the other party as of the closing (subject to customary materiality qualifiers), and (iii) in Siemens Industry’s case, the absence of a continuing material adverse effect with respect to the Company and its subsidiaries, taken as a whole. The Company now anticipates that the Merger may close in the first half of 2025.

Acquisitions

In August 2024, we acquired KSK Analytics ("KSK"), a Japanese firm that offers strategic consulting and training in AI and data analytics. KSK has been a reseller of the Altair RapidMiner platform for data analytics and AI.

In July 2024, we acquired Metrics Design Automation Inc. (“Metrics”), a Canadian company with semiconductor electronic functional simulation and design verification. The Metrics digital simulator, Dsim, will be available through Altair One, Altair’s cloud innovation gateway, where it will also be available for desktop download.

In April 2024, we acquired Research in Flight, maker of FlightStream, which provides computational fluid dynamics (CFD) software with a large footprint in the aerospace and defense sector and a growing presence in marine, energy, turbomachinery, and automotive applications. The technology will be integrated into the Altair HyperWorks design and simulation platform.

In April 2024, we acquired the assets of Cambridge Semantics, a modern data fabric provider and creator of the industry’s leading analytical graph database. Cambridge Semantics’ technologies will be integrated into the Altair RapidMiner platform.

We believe that our recent acquisitions result in certain benefits, including expanding our portfolio of software products and enabling us to better serve our customer’s requests for data analytics and simulation technology. However, to realize some of these anticipated benefits, the acquired businesses must be successfully integrated. The success of these acquisitions will depend in part on our ability to realize these anticipated benefits. We may fail to realize the anticipated benefits of these acquisitions for a variety of reasons.

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

Foreign currency fluctuations

Because of our substantial international operations, we are exposed to foreign currency risks that arise from our normal business operations, as well as our transactions that are denominated in foreign currencies, including the Euro, British Pound Sterling, Indian Rupee, Japanese Yen, and Chinese Yuan. To identify changes in our underlying business without regard to the impact of currency fluctuations, we evaluate certain of our operating results both on an as reported basis, as well as on a constant currency basis. Our 2024 revenue and profit were adversely affected relative to the prior year by changes in foreign currency rates and we anticipate that this may continue in 2025.

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

Engineering services and other

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

Cost of engineering services and other

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

Research and development

Research and development expenses consist primarily of employee compensation and related costs associated with our development team, including salaries, benefits, bonuses, professional consulting and development fees, cloud hosting and software maintenance, and stock-based compensation expense. Certain indirect costs, including IT, facilities, and depreciation expenses, are allocated based on global headcount. Our research and development efforts are focused on enhancing the functionality, breadth and scalability of our software, addressing new use cases, and developing additional innovative technologies. Timely development of new products is essential to maintaining our competitive position, and we release new versions of our software on a regular basis. All software development costs are expensed as incurred as our current software development process is essentially completed concurrent with the establishment of technological feasibility.

Sales and marketing

Sales and marketing expenses consist primarily of employee compensation and related costs associated with our sales and marketing staff, including salaries, benefits, bonuses, commissions, stock-based compensation, and travel, as well as costs relating to our marketing and business development programs including trade shows and events. Certain indirect costs, including IT, facilities, and depreciation expenses, are allocated based on global headcount. We intend to continue to invest resources in our sales and marketing initiatives to drive growth and extend our market position.

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

Other operating (income) expense, net

Other operating (income) expense, net consists primarily of government subsidies, primarily in Europe, in the form of grant income associated with certain of our research and development activities, mark-to-market adjustments for contingent consideration, and other items as disclosed.

Interest expense

Interest expense consists of interest expense on our outstanding indebtedness and amortization of debt issuance costs.

Other income, net

Other income, net is comprised primarily of foreign currency exchange gains and losses generated from the settlement and remeasurement of transactions denominated in currencies other than the functional currency of our operating units, and interest income on invested cash.

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

As of December 31, 2024 and 2023, we had gross deferred tax assets, or DTAs, of $227.4 million and $208.5 million, respectively, primarily related to capitalized research and development expenses, net operating loss carryforwards, tax credits and share-based compensation. We are entitled to a United States federal tax deduction when non-qualified stock options, or NSOs, are exercised. For 2024 tax year, we recorded a net increase in the valuation allowance of $25.2 million for the gross DTAs. Our ability to utilize any net operating losses or tax credits may be limited under provisions of the Code if we undergo an ownership change after our IPO (generally defined as a greater than 50-percentage point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period). We also inherited net operating losses, or NOLs, from the acquisitions of Univa and RapidMiner, which are subject to specific limitations on usage. We may also be unable to realize our tax credit carryforwards prior to their expiration.

For tax years beginning on or after January 1, 2022, the Tax Act eliminates the option to currently deduct certain qualifying research and development expenses and requires taxpayers to capitalize and amortize such expenses over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to Section 174 of the Code. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. If the requirement is not repealed or replaced, it will increase our U.S. federal and state cash taxes and reduce cash flows in fiscal year 2025 and future years.

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

Results of operations

The following table sets forth our results of operations and certain financial data for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023
Revenue:
Software	$611,900	$549,974
Engineering services and other	53,888	62,727
Total revenue	665,788	612,701
Cost of revenue:
Software	79,113	71,182
Engineering services and other	45,690	50,609
Total cost of revenue	124,803	121,791
Gross profit	540,985	490,910
Operating expenses:
Research and development	221,161	212,645
Sales and marketing	184,280	176,138
General and administrative	90,150	70,887
Amortization of intangible assets	33,022	30,851
Other operating (income) expense, net	(5,313)	146
Total operating expenses	523,300	490,667
Operating income	17,685	243
Interest expense	5,836	6,116
Other income, net	(20,781)	(18,492)
Income before income taxes	32,630	12,619
Income tax expense	18,455	21,545
Net income (loss)	$14,175	$(8,926)
Other financial information:
Billings (1)	$667,876	$631,795
Adjusted EBITDA (2)	$149,912	$129,138
Net cash provided by operating activities	$154,084	$127,307
Free cash flow (3)	$139,998	$117,114

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

Years ended December 31, 2024 and 2023

Revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Software revenue	$611,900	$549,974	$61,926	11%
As a percent of consolidated revenue	92%	90%

Software revenue increased 11% for the year ended December 31, 2024, as compared to the year ended December 31, 2023, or 13% in constant currency. The increase was driven by growth in software license revenue primarily by strong retention and expansions within existing accounts, particularly in the aerospace & defense vertical.

Engineering services and other

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Engineering services and other revenue	$53,888	$62,727	$(8,839)	(14%)
As a percent of consolidated revenue	8%	10%

The 14% decrease in engineering services and other revenue for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to lower customer demand for engineering services during the period.

Cost of revenue

Software

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of software revenue	$79,113	$71,182	$7,931	11%
As a percent of software revenue	13%	13%
As a percent of consolidated revenue	12%	12%

Cost of software revenue increased $7.9 million, or 11%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Employee compensation and related expense, third-party sales commissions, and royalty expense increased $8.5 million, $0.9 million, and $0.8 million, respectively, for the year ended December 31, 2024. Additionally, travel costs increased $0.6 million, and depreciation expense increased $0.3 million for the year ended December 31, 2024. These increases were partially offset by decreases in hardware costs and stock-based compensation expense of $1.8 million and $1.7 million, respectively.

Cost of engineering services and other

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Cost of engineering services and other revenue	$45,690	$50,609	$(4,919)	(10%)
As a percent of other revenue	85%	81%
As a percent of consolidated revenue	7%	8%

Cost of engineering services and other revenue decreased 10% for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Employee compensation and related expense, product costs, shop supplies, and inventory obsolescence expense decreased $1.9 million, $1.5 million, $1.1 million, and $0.3 million, respectively, for the year ended December 31, 2024.

Gross profit

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Gross profit	$540,985	$490,910	$50,075	10%
As a percent of consolidated revenue	81%	80%

Gross profit increased $50.1 million, or 10%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase in gross profit was primarily attributable to the increase in software revenue.

Operating expenses

Operating expenses, as discussed below, support all the products and services that we provide to our customers and, as a result, they are reported and discussed in the aggregate.

Research and development

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Research and development	$221,161	$212,645	$8,516	4%
As a percent of consolidated revenue	33%	35%

Research and development expenses increased $8.5 million, or 4%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Employee compensation and related expense increased $14.6 million, primarily due to annual merit increases and increased headcount, as well as retention awards in connection with the pending Merger with Siemens Industry. Additionally, cloud hosting and software maintenance expense increased $2.0 million for the year ended December 31, 2024. These increases were partially offset by a decrease in stock-based compensation expense of $8.2 million.

Sales and marketing

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Sales and marketing	$184,280	$176,138	$8,142	5%
As a percent of consolidated revenue	28%	29%

Sales and marketing expenses increased $8.1 million, or 5%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Employee compensation and related expense increased $14.1 million, primarily due to annual merit increases and increased headcount, as well as retention awards in connection with the pending Merger with Siemens Industry, and travel costs increased $1.3 million. Additionally, selling expenses, facilities costs, and cloud hosting and software maintenance expense each increased $0.5 million for the year ended December 31, 2024. These increases were partially offset by a decrease in stock-based compensation expense of $8.9 million.

General and administrative

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
General and administrative	$90,150	$70,887	$19,263	27%
As a percent of consolidated revenue	14%	12%

General and administrative expenses increased $19.3 million, or 27%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Professional fees increased $16.4 million, primarily as a result of legal and financial advisory expenses related to the pending Merger with Siemens Industry. Employee compensation and related expense increased $1.3 million, stock-based compensation expense increased $0.9 million, travel costs increased $0.4 million, and cloud hosting and software maintenance expense increased $0.3 million for the year ended December 31, 2024.

Amortization of intangible assets

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Amortization of intangible assets	$33,022	$30,851	$2,171	7%
As a percent of consolidated revenue	5%	5%

Amortization of intangible assets increased $2.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Amortization of intangible assets in the current year increased primarily as a result of recent acquisitions.

Other operating (income) expense, net

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Other operating (income) expense, net	$(5,313)	$146	$5,459	NM
As a percent of consolidated revenue	(1%)	0%

Other operating (income) expense, net was $5.3 million of income for the year ended December 31, 2024, compared to $0.1 million of expense for the year ended December 31, 2023. For the year ended December 31, 2024, we recognized $5.4 million of grant income, $0.6 million of royalty income, and a $0.5 million loss on the mark-to-market adjustment of contingent consideration associated with acquisitions. For the year ended December 31, 2023, we recognized a $5.7 million loss on the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, $5.6 million of grant income, and $0.2 million of royalty income.

Interest expense

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Interest expense	$5,836	$6,116	$(280)	(5%)
As a percent of consolidated revenue	1%	1%

Interest expense decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, as a result of the settlement of the 2024 Notes in June 2024.

Other income, net

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Other income, net	$(20,781)	$(18,492)	$2,289	12%
As a percent of consolidated revenue	(3%)	(3%)

Other income, net increased by $2.3 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Other income, net for the year ended December 31, 2024, includes $23.0 million of interest income and $2.2 million in net foreign currency losses. Other income, net for the year ended December 31, 2023, includes $16.9 million of interest income and $1.6 million in net foreign currency gains. The increase in interest income in the current year was due to higher investment balances in 2024 as compared to 2023.

Income tax expense

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Income tax expense	$18,455	$21,545	$(3,090)	(14%)

The effective tax rate was 57% and 171% for the year ended December 31, 2024 and 2023, respectively. The tax rate is affected by the Company being a U.S. resident taxpayer, the tax rates in the U.S. and other jurisdictions in which the Company operates, the relative amount of income earned by jurisdiction and the relative amount of losses or income for which no benefit or expense is recognized due to a valuation allowance. The effective tax rate was impacted by the geographic income mix in 2024 as compared to 2023, primarily related to United States pre-tax losses for the years ended December 31, 2024 and 2023, for which a tax benefit was not recognized due to the valuation allowance in 2024 and 2023, as well as changes in uncertain tax positions. Income tax expense also includes taxes withheld outside of the United States attributable to remittances to the Company from certain foreign subsidiaries for which offsetting tax credits are not recognizable due to valuation allowance considerations.

Net income (loss)

	Year ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Net income (loss)	$14,175	$(8,926)	$23,101	NM

Net income was $14.2 million for the year ended December 31, 2024, compared to a net loss of $8.9 million for the year ended December 31, 2023. The improvement in net income for the year ended December 31, 2024, was largely attributable to the increase in software revenue and interest income, partially offset by the increase in operating expenses as noted above.

For information regarding the comparison of results of operations for the years ended December 31, 2023 and 2022, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

	Year ended December 31,
(in thousands)	2024	2023	2022
Billings	$667,876	$631,795	$607,602
Adjusted EBITDA	$149,912	$129,138	$108,600
Free Cash Flow	$139,998	$117,114	$29,922

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

Billings increased by $36.1 million, or 6%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase in Billings was attributable to an increase in Software segment billings.

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

Adjusted EBITDA was $149.9 million, for the year ended December 31, 2024, as compared to $129.1 million for the year ended December 31, 2023. This increase in Adjusted EBITDA was primarily attributable to the increase in gross profit, partially offset by an increase in operating expenses.

Free Cash Flow. Free Cash Flow is calculated as cash flow provided by operating activities less capital expenditures. We believe that Free Cash Flow is useful in analyzing our ability to service and repay debt, when applicable, and return value directly to stockholders.

Net cash provided by operating activities for the year ended December 31, 2024, was $154.1 million, which reflects an increase of $26.8 million compared to the year ended December 31, 2023. Free Cash Flow increased $22.9 million, or 20%, for the year ended December 31, 2024, as compared to year ended December 31, 2023. This increase in Free Cash Flow was primarily attributable to an improvement in our cash-related profitability for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Free Cash Flow was adversely impacted by approximately $13.2 million of expenses paid related to the pending Merger with Siemens Industry.

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

Reconciliation of non-GAAP financial measures

The following tables provide reconciliations of revenue to Billings, net loss to Adjusted EBITDA, and net cash provided by operating activities to Free Cash Flow:

Billings

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenue	$665,788	$612,701	$572,221
Ending deferred revenue	167,616	163,703	144,460
Beginning deferred revenue	(163,703)	(144,460)	(106,032)
Deferred revenue acquired	(1,825)	(149)	(3,047)
Billings	$667,876	$631,795	$607,602

Adjusted EBITDA

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$14,175	$(8,926)	$(43,429)
Income tax expense	18,455	21,545	15,216
Stock-based compensation	67,680	85,581	84,787
Interest expense	5,836	6,116	4,377
Depreciation and amortization	42,164	39,124	35,504
Special adjustments, interest income and other (1)	1,602	(14,302)	12,145
Adjusted EBITDA	$149,912	$129,138	$108,600

(1)
The year ended December 31, 2024, includes $22.3 million of expenses related to the pending Merger with Siemens Industry, $1.9 million currency losses on acquisition-related intercompany loans, $0.5 million losses from the mark-to-market adjustment of contingent consideration associated with acquisitions, and $23.0 million of interest income. The year ended December 31, 2023, includes $3.2 million currency gains on acquisition-related intercompany loans, $5.7 million losses from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $16.9 million of interest income. The year ended December 31, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.8 million currency losses on acquisition-related intercompany loans, a $7.2 million gain from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition, and $4.1 million of interest income.

Free Cash Flow

	Year ended December 31,
(in thousands)	2024 (1)	2023	2022
Net cash provided by operating activities	$154,084	$127,307	$39,570
Capital expenditures	(14,086)	(10,193)	(9,648)
Free Cash Flow	$139,998	$117,114	$29,922

(1) Free Cash Flow for the year ended December 31, 2024, was adversely impacted by approximately $13.2 million of expenses paid related to the pending Merger with Siemens Industry.

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

We calculate our recurring software license rate for a particular period by dividing (i) the sum of software term-based license Billings, software license maintenance Billings, and 20% of software perpetual license Billings which we believe approximates maintenance as an element of the arrangement by (ii) the total software license Billings including all term-based subscriptions, maintenance, and perpetual license billings from all customers for that period. Our recurring software license rate was 93%, 93%, and 92% for the years ended December 31, 2024, 2023 and 2022, respectively.

Liquidity and capital resources

As of December 31, 2024, our principal sources of liquidity were $561.9 million in cash and cash equivalents and $200.0 million availability on our credit facility. As of December 31, 2024, our outstanding debt consists of $230.0 million convertible notes due in 2027.

During the quarter ended December 31, 2024, the conditions allowing holders of the convertible notes to convert were met. Therefore, the convertible notes were classified as current on the consolidated balance sheet as of December 31, 2024. Until the Merger is consummated, we have the ability to settle the convertible notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election.

We may pursue future acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced, interest income may be reduced due to a decrease in investable cash, or we may incur additional debt obligations to the extent we complete additional acquisitions.

Our existing cash and cash equivalents may fluctuate during fiscal 2025, due to changes in our planned cash expenditures, including changes in incremental costs such as direct costs and integration costs related to acquisitions. Cash from operations could also be affected by various risks and uncertainties, including, but not limited to, the effects of geopolitical events. It is possible that certain customers may unilaterally decide to extend payments on accounts receivable, however our customer base is comprised primarily of larger organizations with typically strong liquidity and capital resources.

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

Revolving credit facility

As of December 31, 2024, there were no outstanding borrowings under the 2019 Amended Credit Agreement and there was $200.0 million available for future borrowing. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The 2019 Amended Credit Agreement is secured by collateral including (i) substantially all of our properties and assets, and the properties and assets of our domestic subsidiaries but excluding any patents, copyrights, patent applications or copyright applications or any trade secrets or software products and (ii) pledges of the equity interests in all present and future domestic subsidiaries (subject to certain exceptions as provided for under the 2019 Amended Credit Agreement). Our direct and indirect domestic subsidiaries are guarantors of all of the obligations under the 2019 Amended Credit Agreement. In addition, the 2019 Amended Credit Agreement contains financial covenants which require, as of the end of each fiscal quarter, a Senior Secured Leverage Ratio not greater than 3.0 to 1.0, as such terms are defined in the 2019 Amended Credit Agreement. As of December 31, 2024, we were in compliance with all financial covenants. For additional information about the 2019 Amended Credit Agreement, see Note 7 in the Notes to consolidated financial statements in Item 15, Part IV of this Annual Report on Form 10-K.

Cash flows

As of December 31, 2024 and 2023, respectively, we had an aggregate of cash and cash equivalents of $561.9 million and $467.5 million, which we held for working capital purposes, acquisitions, and capital expenditures. As of December 31, 2024 and 2023, respectively, $403.8 million and $362.5 million of this aggregate amount was held in the United States, and $148.0 million and $98.7 million was held in the APAC and EMEA regions combined, with the remainder held in Canada, Mexico, and South America.

Other than statutory limitations, there are no significant restrictions on the ability of our subsidiaries to pay dividends or make other distributions to Altair. Based on our current liquidity needs and repatriation strategies, we expect that we can manage our global liquidity needs without material adverse tax implications.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022(1)
Net cash provided by operating activities	$154,084	$127,307	$39,570
Net cash used in investing activities	(46,130)	(15,852)	(154,511)
Net cash (used in) provided by financing activities	(7,035)	37,766	22,981
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,453)	1,397	(5,094)
Net increase (decrease) in cash, cash equivalents and restricted cash	$94,466	$150,618	$(97,054)

_____________________________

(1)
For information regarding a comparison of net cash provided/used in operating activities, investing activities and financing activities for the years ended December 31, 2023 and 2022, please see Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2024, was $154.1 million, which reflects an increase of $26.8 million compared to the year ended December 31, 2023. This increase was the result of an improvement in our operating results and changes to our working capital position for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Net cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2024, was $46.1 million, which reflects an increase of $30.3 million compared to the year ended December 31, 2023. For the year ended December 31, 2024, we paid $32.1 million related to business acquisitions and investments, and we had $14.1 million of capital expenditures.

Net cash (used in) provided by financing activities

Net cash used in financing activities for the year ended December 31, 2024, was $7.0 million, compared to net cash provided by financing activities for the year ended December 31, 2023, of $37.8 million. For the year ended December 31, 2024, we paid $81.7 million for the settlement of the remaining balance of our 2024 convertible notes, we received $65.5 million from the exercise of common stock options and we received $9.2 million from employee stock purchase plan contributions. For the year ended December 31, 2023, we received $36.1 million from the exercise of common stock options, $8.0 million from employee stock purchase plan contributions, and we paid $6.3 million to repurchase shares of our Class A Common Stock under our stock repurchase program.

Effect of exchange rate changes on cash, cash equivalents and restricted cash

There was an adverse effect of exchange rate changes on cash, cash equivalents and restricted cash of $6.5 million for the year ended December 31, 2024, compared to a favorable effect of exchange rate changes on cash, cash equivalents and restricted cash of $1.4 million for the year ended December 31, 2023.

Commitments

As of December 31, 2024, our principal commitments consist of our $230.0 million convertible notes due in 2027.

We had contingent payment obligations for deferred professional fees of up to $135.2 million as of December 31, 2024, which may become payable in 2025, subject to certain terms which would cause such contingent amounts to become payable.

We had contingent payment obligations for the purchase of a software license of $7.1 million as of December 31, 2024, which may become payable in 2025, subject to certain terms which would cause such contingent amounts to become payable.

As of December 31, 2024, we had a net benefit liability of $17.3 million associated with our pension and post-retirement benefit plans. For additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years, see Note 14 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have non-cancelable contractual agreements primarily related to the hosting of our data storage processing, storage, and other computing services, as well as other commitments. We had $41.1 million in non-cancelable contractual agreements as of December 31, 2024, primarily due within two years.

We also have approximately $33.5 million of tax liabilities associated with uncertain tax positions. There is a high degree of uncertainty regarding the future cash outflows associated with these amounts. For additional discussion of uncertain tax positions, see Note 12 in the Notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Under certain circumstances specified in the Merger Agreement, we would have been required to pay a termination fee of $372.0 million if the Merger Agreement was terminated. As a result of our stockholders' approval of the Merger Agreement on January 22, 2025, the circumstances in which we would be required to pay a termination fee no longer apply.

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

As of December 31, 2024, we do not have any foreign currency hedging contracts. Based on our current international operations, we do not plan on engaging in hedging activities in the near future.

Market Risk and Interest Rate Risk

In June 2022, we issued $230.0 million aggregate principal amount of 1.750% convertible senior notes due in 2027 (the "Convertible Notes"). Our Convertible Notes have fixed annual interest rates at 1.750% and, therefore, we do not have interest rate exposure on our Convertible Notes. However, the value of the Convertible Notes is exposed to interest rate risk. Generally, the fair market value of our fixed interest rate Convertible Notes will increase as interest rates fall and decrease as interest rates rise. In addition, the fair values of the Convertible Notes are affected by our stock price. The fair value of the Convertible Notes will generally increase as our Class A common stock price increases in value and will generally decrease as our Class A common stock price declines in value. Additionally, we carry the Convertible Notes at face value less unamortized issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $562.0 million, consisting primarily of bank deposits and money market funds. As of December 31, 2024, we had no borrowings outstanding under our 2019 Amended Credit Agreement. Such interest-bearing instruments carry a degree of interest rate risk; however, historical fluctuations of interest expense have not been significant.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria established by Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Accordingly, we have excluded from our assessment the internal control over financial reporting of KSK Analytics Inc., Metrics Design Automation Inc., and Research in Flight, LLC which are included in our December 31, 2024 consolidated financial statements and constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets) as of December 31, 2024, and less than 1% of revenues for the year then ended.

Based on the evaluation under these frameworks, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The results of management’s assessment have been reviewed with the Audit Committee.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements and Policies

During the fiscal quarter ended December 31, 2024, James R. Scapa, our Chairman and Chief Executive Officer, terminated his previously adopted Rule 10b5-1 plan. The trading arrangement provided for the sale of up to 156,000 shares of our Class A common stock, was set to expire no later than May 28, 2025, and was intended to satisfy the affirmative defense of Rule 10b5-1.

During the quarter ended December 31, 2024, except as provided above, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The remaining information called for by this item will be set forth in our Proxy Statement for the 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

(b) Exhibits: See Item 15(a)(3) as set forth above.

(c) Financial Statement Schedules: See Item 15(a)(2) as set forth above.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Altair Engineering Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Altair Engineering Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Altair Engineering Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Altair Engineering Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KSK Analytics Inc., Metrics Design Automation Inc., and Research in Flight, LLC which are included in the December 31, 2024 consolidated financial statements of the Company and constituted less than 1% of total and net assets (excluding acquired goodwill and intangible assets) as of December 31, 2024, and less than 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KSK Analytics Inc., Metrics Design Automation Inc., and Research in Flight, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Detroit, Michigan

February 20, 2025

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$561,898	$467,459
Accounts receivable, net	173,509	190,461
Income tax receivable	21,513	16,650
Prepaid expenses and other current assets	28,058	26,053
Total current assets	784,978	700,623
Property and equipment, net	41,008	39,803
Operating lease right of use assets	31,117	30,759
Goodwill	462,459	458,125
Other intangible assets, net	72,937	83,550
Deferred tax assets	8,770	9,955
Other long-term assets	44,378	40,678
TOTAL ASSETS	$1,445,647	$1,363,493
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,316	$8,995
Accrued compensation and benefits	50,328	45,081
Current portion of operating lease liabilities	7,876	8,825
Other accrued expenses and current liabilities	56,058	48,398
Deferred revenue	139,085	131,356
Current portion of convertible senior notes, net	227,106	81,455
Total current liabilities	487,769	324,110
Convertible senior notes, net	—	225,929
Operating lease liabilities, net of current portion	24,141	22,625
Deferred revenue, non-current	28,531	32,347
Other long-term liabilities	48,017	47,151
TOTAL LIABILITIES	588,458	652,162
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock ($0.0001 par value), authorized 45,000 shares, none issued or outstanding	—	—
Common stock ($0.0001 par value)
Class A common stock, authorized 513,797 shares, issued and outstanding 60,181 and 55,240 shares as of December 31, 2024 and 2023, respectively	6	5
Class B common stock, authorized 41,203 shares, issued and outstanding 25,394 and 26,814 shares as of December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	1,010,789	864,135
Accumulated deficit	(116,328)	(130,503)
Accumulated other comprehensive loss	(37,281)	(22,309)
TOTAL STOCKHOLDERS’ EQUITY	857,189	711,331
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,445,647	$1,363,493

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue
License	$435,288	$393,144	$363,520
Maintenance and other services	176,612	156,830	142,988
Total software	611,900	549,974	506,508
Engineering services and other	53,888	62,727	65,713
Total revenue	665,788	612,701	572,221
Cost of revenue
License	15,099	15,088	20,497
Maintenance and other services	64,014	56,094	51,946
Total software	79,113	71,182	72,443
Engineering services and other	45,690	50,609	50,446
Total cost of revenue	124,803	121,791	122,889
Gross profit	540,985	490,910	449,332
Operating expenses
Research and development	221,161	212,645	202,542
Sales and marketing	184,280	176,138	163,884
General and administrative	90,150	70,887	72,288
Amortization of intangible assets	33,022	30,851	27,510
Other operating (income) expense, net	(5,313)	146	(9,955)
Total operating expenses	523,300	490,667	456,269
Operating income (loss)	17,685	243	(6,937)
Interest expense	5,836	6,116	4,377
Other (income) expense, net	(20,781)	(18,492)	16,899
Income (loss) before income taxes	32,630	12,619	(28,213)
Income tax expense	18,455	21,545	15,216
Net income (loss)	$14,175	$(8,926)	$(43,429)
Income (loss) per share, basic
Income (loss) per share	$0.17	$(0.11)	$(0.55)
Weighted average shares	84,085	80,596	79,472
Income (loss) per share, diluted
Income (loss) per share	$0.16	$(0.11)	$(0.55)
Weighted average shares	88,558	80,596	79,472

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss)	$14,175	$(8,926)	$(43,429)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (net of tax effect of $0 for all periods)	(15,490)	9,011	(24,084)
Retirement related benefit plans (net of tax effect of $(251), $177 and $(308), respectively)	518	(1,318)	3,032
Total other comprehensive (loss) income	(14,972)	7,693	(21,052)
Comprehensive loss	$(797)	$(1,233)	$(64,481)

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common stock				Additional		other	Total
(in thousands)	Class A		Class B		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance at December 31, 2021	51,524	$5	27,745	$3	$724,226	$(102,087)	$(8,950)	$613,197
Cumulative effect of an accounting change	—	—	—	—	(50,009)	23,939	—	(26,070)
Net loss	—	—	—	—	—	(43,429)	—	(43,429)
Settlement of convertible senior notes	—	—	—	—	(29,756)	—	—	(29,756)
Repurchase and retirement of common stock	(461)	—	—	—	(21,658)	—	—	(21,658)
Reclassification of mezzanine equity to permanent equity	—	—	—	—	784	—	—	784
Issuance of common stock for acquisitions	111	—	—	—	224	—	—	224
Issuance of common stock for employee stock purchase program	185	—	—	—	8,723	—	—	8,723
Exercise of stock options	440	—	—	—	3,577	—	—	3,577
Vesting of restricted stock	478	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,196	—	—	85,196
Foreign currency translation, net of tax	—	—	—	—	—	—	(24,084)	(24,084)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	3,032	3,032
Balance at December 31, 2022	52,277	5	27,745	3	721,307	(121,577)	(30,002)	569,736
Net loss	—	—	—	—	—	(8,926)	—	(8,926)
Repurchase and retirement of common stock	(91)	—	—	—	(4,256)	—	—	(4,256)
Issuance of common stock for acquisitions	349	—	—	—	17,570	—	—	17,570
Issuance of common stock for employee stock purchase program	183	—	—	—	7,793	—	—	7,793
Exercise of stock options	1,052	—	—	—	36,140	—	—	36,140
Vesting of restricted stock	539	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	931	—	(931)	—	—	—	—	—
Stock-based compensation	—	—	—	—	85,581	—	—	85,581
Foreign currency translation, net of tax	—	—	—	—	—	—	9,011	9,011
Retirement related benefit plans, net of tax	—	—	—	—	—	—	(1,318)	(1,318)
Balance at December 31, 2023	55,240	5	26,814	3	864,135	(130,503)	(22,309)	711,331
Net income	—	—	—	—	—	14,175	—	14,175
Settlement of convertible senior notes	797	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	259	—	—	—	4,020	—	—	4,020
Issuance of common stock for employee stock purchase program	125	—	—	—	8,549	—	—	8,549
Exercise of stock options	1,808	1	—	—	66,405	—	—	66,406
Vesting of restricted stock	532	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	1,420	—	(1,420)	—	—	—	—	—
Stock-based compensation	—	—	—	—	67,680	—	—	67,680
Foreign currency translation, net of tax	—	—	—	—	—	—	(15,490)	(15,490)
Retirement related benefit plans, net of tax	—	—	—	—	—	—	518	518
Balance at December 31, 2024	60,181	$6	25,394	$3	$1,010,789	$(116,328)	$(37,281)	$857,189

See accompanying notes to consolidated financial statements.

ALTAIR ENGINEERING INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$14,175	$(8,926)	$(43,429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,164	39,124	35,504
Stock-based compensation expense	67,680	85,581	84,787
Deferred income taxes	(707)	(2,319)	(4,164)
Loss (gain) on mark-to-market adjustment of contingent consideration	476	5,706	(7,153)
Expense on repurchase of convertible senior notes	—	—	16,621
Other, net	2,015	1,943	2,179
Changes in assets and liabilities:
Accounts receivable	14,560	(19,141)	(34,175)
Prepaid expenses and other current assets	(7,622)	(1,915)	1,014
Other long-term assets	2,431	(52)	2,852
Accounts payable	(2,127)	(1,878)	3,771
Accrued compensation and benefits	7,013	1,783	280
Other accrued expenses and current liabilities	7,791	9,068	(59,463)
Deferred revenue	6,235	18,333	40,946
Net cash provided by operating activities	154,084	127,307	39,570
INVESTING ACTIVITIES:
Payments for acquisition of businesses, net of cash acquired	(27,070)	(3,236)	(134,541)
Capital expenditures	(14,086)	(10,193)	(9,648)
Other investing activities, net	(4,974)	(2,423)	(10,322)
Net cash used in investing activities	(46,130)	(15,852)	(154,511)
FINANCING ACTIVITIES:
Settlement of convertible senior notes	(81,729)	—	—
Proceeds from the exercise of common stock options	65,537	36,140	3,577
Proceeds from employee stock purchase plan contributions	9,157	7,978	8,976
Payments for repurchase and retirement of common stock	—	(6,255)	(19,659)
Proceeds from issuance of convertible senior notes, net of underwriters' discounts and commissions	—	—	224,265
Repurchase of convertible senior notes	—	—	(192,422)
Payments for issuance costs of convertible senior notes	—	—	(1,523)
Other financing activities	—	(97)	(233)
Net cash (used in) provided by financing activities	(7,035)	37,766	22,981
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,453)	1,397	(5,094)
Net increase (decrease) in cash, cash equivalents and restricted cash	94,466	150,618	(97,054)
Cash, cash equivalents and restricted cash at beginning of year	467,576	316,958	414,012
Cash, cash equivalents and restricted cash at end of period	$562,042	$467,576	$316,958
Supplemental disclosures of cash flow:
Interest paid	$4,339	$4,242	$2,425
Income taxes paid	$9,306	$11,291	$8,941
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisitions	$4,020	$17,570	$224
Promissory notes issued and deferred payment obligations for acquisitions and investments	$7,774	$3,201	$1,350
Property and equipment in accounts payable and other current liabilities	$1,049	$1,019	$659

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

Pending Merger with Siemens Industry

On October 30, 2024, Altair entered into an agreement and plan of merger (the “Merger Agreement”) with Siemens Industry Software, Inc. ("Siemens Industry") and Astra Merger Sub Inc., a wholly owned subsidiary of Siemens Industry (“Merger Sub”), pursuant to which Merger Sub will merge with and into Altair (the “Merger”), with Altair surviving the Merger as a wholly owned subsidiary of Siemens Industry. Altair stockholders will receive $113.00 per share in cash, representing an enterprise value of approximately $10.6 billion. The $113.00 per share cash consideration represents a 19% premium to the closing price of Altair common stock on October 21, 2024. The transaction, which was unanimously approved by the Altair Board of Directors and obtained approval by Altair's stockholders, may close in the first half of 2025, following the receipt of certain regulatory approvals and foreign investment approvals and the satisfaction of customary closing conditions. Upon completion of the transaction, Altair’s common stock will no longer be listed on any public stock exchange.

For the year ended December 31, 2024, the Company incurred approximately $22.3 million in expenses related to the pending Merger with Siemens Industry. These costs are included in Cost of revenue for $1.2 million, Research and development expense for $1.8 million, Sales and marketing expense for $1.3 million, and General and administrative expense for $18.2 million.

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

Change in Presentation of Revenue and Cost of Revenue

Effective in the first quarter of 2024, the Company changed the presentation of revenue and cost of revenue in its Consolidated
Statements of Operations to combine the financial statement line items (FSLIs) labeled “Software related services”, “Client engineering services” and “Other” into one FSLI labeled “Engineering services and other”. The change in presentation has been applied retrospectively and does not affect the software revenue, total revenue, software cost of revenue, or total cost of revenue amounts previously reported or have any effect on segment reporting.

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

Engineering services and other revenue

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

Revenue from the sale of LED products, primarily for the replacement of florescent tubes, is recognized when all revenue recognition criteria stated above are met, which is generally when the products are delivered to resellers or to end customers. Sales returns, which reduce revenue, are estimated using historical experience.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, including developed technology, customer relationships, and tradenames are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares the undiscounted future cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and third-party independent appraisals. No impairment losses were recognized in 2024, 2023, or 2022.

Goodwill

Goodwill represents the excess of the consideration transferred for an acquired entity over the estimated fair values of the net tangible assets and the identifiable assets acquired. As described in Note 4 – Acquisitions, the Company has recorded goodwill in connection with certain acquisitions. Goodwill is not amortized but rather reviewed for impairment annually or more frequently if facts or circumstances indicate that the carrying value may not be recoverable.

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

The Company performs its annual impairment review of goodwill in the fourth quarter of each year and when a triggering event occurs between annual impairment dates. For 2024, the Company performed a qualitative assessment of goodwill and determined that it was not more likely than not that the fair value of its reporting unit with goodwill was less than its carrying amount. Accordingly, the Company determined that its goodwill was not impaired.

Government assistance

The Company receives incentives from federal, state and local governments in different regions of the world to primarily encourage the Company to establish, maintain, or increase investment or employment in the region. Government incentives are recorded in the consolidated financial statements in accordance with their purpose as a reduction of expense or other income based on the substance of the incentive received. Benefits are generally recorded when the conditions of the grant are met and there is reasonable assurance of receipt. The amounts are recorded in earnings as the expenses in which the incentive is meant to offset are incurred. For the years ended December 31, 2024, 2023 and 2022, respectively, other operating income includes $5.4 million, $5.6 million and $3.0 million of government related funding.

Receivable for R&D credit

The French government provides a research and development (“R&D”) tax credit known as Credit Impôt Recherche, or CIR, in order to encourage Companies to invest in R&D. The tax credit is deductible from the French income tax and any excess is carried forward for three years. After three years, any unused credit may be reimbursed to the Company by the French government. As of December 31, 2024, the Company had approximately $10.6 million of receivables from the French government related to CIR, of which $5.8 million was recorded in Income tax receivable and the remaining $4.8 million was recorded in Other long-term assets. As of December 31, 2023, the Company had approximately $12.1 million of receivables from the French government related to CIR, of which $5.7 million was recorded in Income tax receivable and the remaining $6.4 million was recorded in Other long-term assets. CIR is subject to customary audit by the French tax authorities.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising expenses were $4.6 million, $5.1 million and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Recent accounting guidance

Accounting standards adopted

Reference Rate Reform – In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The Company adopted ASU 2020-04 on December 31, 2024. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Segment Reporting – In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM), a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the CODM when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280 to be included in interim periods. The Company adopted this update effective for fiscal year ended December 31, 2024.

Accounting standards not yet adopted

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

Income Statement – In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures over certain expenses, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other specific expense categories. This update also requires disclosure of the total amount of selling expenses and the Company's definition of selling expenses. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating this ASU to determine the effect on its related disclosures.

Debt – In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversion of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. This update is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal periods. Early adoption is permitted. The Company is evaluating this ASU to determine the effect on its related disclosures.

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

Disaggregation of revenue

The Company disaggregates its revenue by type of performance obligation and timing of revenue recognition as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Term licenses and other software products	$388,751	$353,065	$320,181
Perpetual licenses	46,537	40,079	43,339
Maintenance	164,380	148,779	135,752
Professional software services	12,232	8,051	7,236
Software related services	25,367	28,032	30,661
Client engineering services	25,027	29,497	28,883
Other	3,494	5,198	6,169
Total revenue	$665,788	$612,701	$572,221

The Company derived approximately 13.3%, 13.6% and 13.9% of its total revenue through indirect sales channels for the years ended December 31, 2024, 2023 and 2022, respectively.

Costs to obtain a contract

The Company pays commissions for new software product and PCS sales as well as for renewals of existing software and PCS contracts. Commissions paid to obtain renewal contracts are not commensurate with the commissions paid for new product sales and therefore, a portion of the commissions paid for new contracts relate to future renewals.

The Company accounts for new product sales commissions using a portfolio approach and allocates the cost of commissions in proportion to the allocation of the transaction price of license and PCS performance obligations. Commissions allocated to the license and license renewal components are expensed at the time the license revenue is recognized. Commissions allocated to PCS are capitalized and amortized on a straight-line basis over a period of four years, reflecting the Company’s estimate of the expected period that it will benefit from those commissions. As of December 31, 2024 and 2023, respectively, capitalized costs to obtain a contract were $4.8 million and $4.3 million recorded in Prepaid and other current assets and $1.0 million and $0.9 million recorded in Other long-term assets. Sales commissions were $9.1 million, $8.8 million and $8.3 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in Sales and marketing expense in the Company’s consolidated statements of operations.

Contract assets

As of December 31, 2024 and 2023, respectively, contract assets were $4.9 million and $5.2 million included in Accounts receivable and $2.1 million and $2.7 million included in Prepaid expenses and other current assets in the Company's consolidated balance sheets.

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

Approximately $131.2 million of revenue recognized during 2024 was included in the deferred revenue balances at the beginning of the year.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. Contracted revenue not yet recognized was $270.6 million as of December 31, 2024, of which the Company expects to recognize approximately 71% over the next 12 months and the remainder thereafter.

4. Acquisitions

2024 Acquisitions

During the year ended December 31, 2024, the Company completed four acquisitions that were accounted for as business combinations under the acquisition method. The preliminary aggregate transaction consideration of $36.8 million was allocated to the assets acquired and liabilities assumed at their estimated fair values. The fair values assigned to the identifiable intangible assets acquired were based on estimates and assumptions determined by management. The aggregate allocation included $21.4 million to developed technology, $3.1 million to customer relationships, and $13.0 million to goodwill, of which $5.1 million is deductible for tax purposes. All goodwill was recorded in the Software segment. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the respective acquisition dates. These acquisitions were financed with cash on hand. The operating results of each acquisition have been included in the consolidated financial statements since the respective dates of acquisition and were not material to the consolidated financial statements. The Company’s transaction costs related to these 2024 acquisitions were not material.

Prior acquisitions

The Company finalized the valuation of its 2023 acquisitions during the period ended December 31, 2024. There were no significant changes to the preliminary fair value of assets acquired and liabilities assumed, as previously reported.

The Company recognized a $0.5 million loss, a $5.7 million loss and a $7.2 million gain, respectively, for the years ended December 31, 2024, 2023 and 2022, from a mark-to-market adjustments of contingent consideration associated with acquisitions. The mark-to-market adjustments were included in Other operating (income) expense, net in the consolidated statements of operations.

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

	December 31,
	2024	2023
Cash and cash equivalents	$561,898	$467,459
Restricted cash included in other long-term assets	144	117
Total cash, cash equivalents, and restricted cash	$562,042	$467,576

Restricted cash represents amounts required for a contractual agreement with an insurer for the payment of potential health insurance claims, and term deposits for bank guarantees.

Accounts receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable, trade	$168,625	$185,275
Contract assets	4,884	5,186
Accounts receivable, net	$173,509	$190,461

A provision for expected credit losses for groups of billed and unbilled receivables and contract assets that share similar risk characteristics is recorded based on an evaluation of historical loss experience, current conditions, and reasonable and supportable forecasts. Accounts are written off when it becomes apparent that such amounts will not be collected, generally when amounts are past due by greater than one year. Generally, the Company does not require collateral or charge interest on accounts receivable. Accounts receivable were reported net of a provision for credit loss of $1.7 million and $2.9 million at December 31, 2024 and 2023, respectively. Activity in the provision for credit loss was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Balance, beginning of year	$(2,941)	$(2,590)	$(2,539)
Provision charged to expense	(414)	(299)	(203)
Write-off, net of recoveries	1,508	6	498
Effects of foreign currency translation	102	(58)	(346)
Balance, end of year	$(1,745)	$(2,941)	$(2,590)

Property and equipment, net

Property and equipment consisted of the following (in thousands):

	Estimated	December 31,
	useful lives	2024	2023
Land	Indefinite	$8,371	$8,376
Building and improvements	5-39 years	17,903	17,528
Computer equipment and software	3-5 years	47,397	45,678
Office furniture and equipment	5-15 years	13,738	14,402
Leasehold improvements	(1)	9,284	8,380
Total property and equipment		96,693	94,364
Less: accumulated depreciation and amortization		55,685	54,561
Property and equipment, net		$41,008	$39,803

(1)
Shorter of lease term or estimated useful life, generally ranging from five to ten years.

Depreciation expense was $9.1 million, $8.3 million and $8.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other liabilities

The following table provides the details of other accrued expenses and current liabilities (in thousands):

	December 31,
	2024	2023
Income taxes payable	$13,965	$12,239
Accrued VAT	10,390	8,710
Accrued professional fees	5,718	2,436
Obligations related to acquisitions of businesses and technology	5,621	3,286
Employee stock purchase plan obligations	4,762	4,155
Accrued royalties	2,562	2,313
Non-income tax liabilities	2,335	2,473
Billings in excess of cost	2,138	2,385
Defined contribution plan liabilities	1,491	1,454
Other current liabilities	7,076	8,947
Total	$56,058	$48,398

The following table provides the details of other long-term liabilities (in thousands):

	December 31,
	2024	2023
Income tax reserves	$11,902	$16,254
Pension and other post-retirement liabilities	16,052	15,815
Deferred tax liabilities	13,314	12,870
Other liabilities	6,749	2,212
Total	$48,017	$47,151

Other (income) expense, net

Other (income) expense, net consists of the following (in thousands):

	Year ended December 31,
	2024	2023	2022
Interest income	$(22,995)	$(16,855)	$(4,127)
Foreign exchange loss (gain)	2,214	(1,637)	4,405
Expense on repurchase of convertible senior notes	—	—	16,621
Other (income) expense, net	$(20,781)	$(18,492)	$16,899

6. Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill, which is attributable to the Software reportable segment, are as follows (in thousands):

Balance as of December 31, 2022	$449,048
Acquisitions	2,948
Foreign currency translation and other	6,129
Balance as of December 31, 2023	458,125
Acquisitions	13,027
Foreign currency translation and other	(8,693)
Balance as of December 31, 2024	$462,459

Other intangible assets

A summary of other intangible assets is shown below (in thousands):

	December 31, 2024
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4-6 years	$159,815	$112,494	$47,321
Customer relationships	4-10 years	60,556	44,524	16,032
Trade names and other intangibles	3-10 years	11,551	1,967	9,584
Total other intangible assets		$231,922	$158,985	$72,937

	December 31, 2023
	Weighted average amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Developed technology	4-6 years	$142,368	$90,729	$51,639
Customer relationships	7-10 years	58,316	37,779	20,537
Trade names and other intangibles	4-10 years	11,937	563	11,374
Total other intangible assets		$212,621	$129,071	$83,550

Amortization expense related to amortizing intangible assets was $33.0 million, $30.9 million and $27.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for the next five years as of December 31, 2024, is as follows (in thousands):

Year ending
December 31, 2025	$29,670
December 31, 2026	23,528
December 31, 2027	11,680
December 31, 2028	5,981
December 31, 2029	1,922
Thereafter	156
Total	$72,937

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

The 2027 Notes mature on June 15, 2027, unless earlier repurchased, redeemed or converted. Prior to the consummation of the Merger, the Company may redeem for cash all or, subject to certain limitations, any portion of the 2027 Notes, at its option, on or after June 20, 2025 if the last reported sale price of Altair's Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Once the Merger is consummated, the Company will settle conversions solely in cash based upon the per share Merger Consideration payable under the Merger Agreement. The 2027 Notes bear interest at a rate of 1.750% per year, payable semiannually in arrears on June 15 and December 15 of each year, which commenced on December 15, 2022.

The 2027 Notes have an initial conversion rate of 13.9505 shares of the Company's Class A common stock per $1,000 principal amount of 2027 Notes, which is equivalent to an initial conversion price of approximately $71.68 per share of Class A common stock. The conversion rate will be subject to adjustment upon the occurrence of certain events specified in the Indenture but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make whole fundamental change, which includes the Merger, or a redemption period (each as defined in the Indenture), the Company will, in certain circumstances, increase the conversion rate by a specified number of additional shares for a holder who elects to convert its 2027 Notes in connection with such make whole fundamental change or during the relevant redemption period.

Prior to the Merger, holders of the 2027 Notes may convert all or any portion of their 2027 Notes at any time prior to the close of business on the business day immediately preceding December 15, 2026, in integral multiples of $1,000 principal amount, only under the following circumstances:

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

On or after December 15, 2026 until the close of business on the business day immediately preceding the maturity date, holders may convert their 2027 Notes at any time, regardless of the foregoing circumstances. Upon conversion prior to the consummation of the Merger, the Company will pay or deliver, as the case may be, cash, shares of Class A Common Stock or a combination of cash and shares of the Class A Common Stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture.

During the period ended December 31, 2024, the conditions allowing holders of the 2027 Notes to convert were met. Therefore, the 2027 Notes were classified as current on the consolidated balance sheet as of December 31, 2024. During the period ended December 31, 2023, the conditions allowing holders of the 2027 Notes to convert were not met. Therefore, the 2027 Notes were classified as long-term debt on the consolidated balance sheet as of December 31, 2023.

As of December 31, 2024, the “if converted value” of the 2027 Notes exceeded the principal amount by $120.1 million.

2024 Notes

In June 2019, the Company issued $230.0 million aggregate principal amount of 0.25% convertible senior notes maturing on June 1, 2024 (the "2024 Notes" together with the 2027 Notes "Convertible Notes"), which includes the underwriters’ exercise in full of their option to purchase an additional $30.0 million principal amount of the 2024 Notes, in a public offering. The net proceeds from the issuance of the 2024 Notes were $221.9 million after deducting the underwriting discounts and commissions and issuance costs. The 2024 Notes had an initial conversion rate of 21.5049 shares of the Company's Class A common stock per $1,000 principal amount of 2024 Notes, which was equivalent to an initial conversion price of approximately $46.50 per share of its Class A common stock. The interest rate was fixed at 0.25% per year, payable semi-annually in arrears on June 1 and December 1 of each year, which commenced on December 1, 2019.

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

The net carrying value of the 2027 and 2024 Notes was as follows (in thousands):

	December 31, 2024		December 31, 2023
	2027 Notes	2024 Notes	2027 Notes	2024 Notes
Principal	$230,000	$—	230,000	$81,729
Less: unamortized debt issuance costs	2,894	—	4,071	274
Net carrying amount	$227,106	$—	$225,929	$81,455

The interest expense related to the 2027 and 2024 Notes was as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Contractual interest expense	$4,110	$4,230	$2,452
Amortization of debt issuance cost and discount	1,452	1,806	1,745
Total	$5,562	$6,036	$4,197

Credit agreement

Revolving credit facility

As of December 31, 2024, the Company had a $200.0 million credit agreement with a maturity date of December 31, 2025 (“2019 Amended Credit Agreement”) and there were no outstanding borrowings. The 2019 Amended Credit Agreement is available for general corporate purposes, including working capital, capital expenditures, and permitted acquisitions.

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

Debt covenants

The 2019 Amended Credit Agreement requires the Company to maintain a Senior Secured Leverage Ratio not greater than 3.00 to 1.00 as of the last day of each fiscal quarter. The Senior Secured Leverage Ratio is defined as the ratio of total indebtedness secured by a lien (net of unrestricted domestic cash in excess of $20.0 million) to EBITDA, as such terms are defined in the 2019 Amended Credit Agreement, for the rolling four quarter period ending on such date. As of December 31, 2024, the Company was in compliance with its financial covenants.

Other

The Company has available overdraft and line of credit facilities in several countries in which it operates. These credit facilities are with various domestic and international banks and are at quoted market rates. As of December 31, 2024 and 2023, the Company had $2.0 million and $2.4 million, respectively, of availability under these facilities and there were no outstanding commitments.

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

The Company’s operating leases consist of office facilities, office equipment and cars. The Company’s leases have remaining terms of less than one year to 15 years, some of which include one or more options to renew and some of which include options to terminate the leases within the next three years. The Company did not have any finance leases as of December 31, 2024.

Operating lease cost was $14.0 million, $13.1 million and $13.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease cost includes short-term leases and variable lease costs, which are immaterial. Rent cost related to operating leases for office facilities was $11.7 million, $11.3 million and $11.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Other information related to operating leases for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term of operating leases	5.7 years	6 years
Weighted average discount rate of operating leases	4.6%	3.9%

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(10,641)	$(11,606)	$(12,949)
ROU assets obtained in exchange for new operating lease obligations	$9,150	$17,023	$12,455

Maturities of operating lease liabilities as of December 31, 2024, were as follows (in thousands):

Year ending December 31,
2025	$9,550
2026	8,614
2027	6,277
2028	3,438
2029	2,669
Thereafter	7,492
Total future lease payments	38,040
Less: present value adjustment	6,023
Total operating lease liabilities	$32,017

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

The carrying value of the Company’s 2027 Notes are at face value less unamortized debt issuance costs. The estimated fair value of the 2027 Notes, which the Company has classified as Level 2 financial instruments, was determined based on quoted bid prices of the 2027 Notes on the last trading day of each reporting period. As of December 31, 2024, the estimated fair value of the 2027 Notes was $358.1 million, and is presented for required disclosure purposes only. For further information on the Convertible Notes see Note 7.

10. Stockholders’ equity

Preferred stock

As of December 31, 2024, the Company had authorized 45,000,000 shares of preferred stock, par value $0.0001, of which no shares were issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix rights, preferences, privileges, and restrictions, including dividends and the number of shares constituting any series or the designation of such series, without any further vote or action by the stockholders.

Common stock

As of December 31, 2024, the Company had authorized 513,796,572 shares of Class A common stock, par value $0.0001, and 41,203,428 shares of Class B common stock, par value $0.0001. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock.

The holders of Class A and Class B common stock are entitled to dividends at the sole discretion of the Board of Directors. No common stock dividends were declared or paid in 2024, 2023, or 2022.

Stock repurchase program

The Company has a stock repurchase program for up to $75.0 million of the Company's outstanding Class A Common Stock. As permitted by securities laws and other legal requirements and subject to market conditions and other factors, purchases under the program may be made from time to time in the open market at prevailing prices, or through privately negotiated transactions. The Company is not obligated to repurchase any dollar amount or number of shares, and the stock repurchase program may be suspended or terminated at any time. All shares repurchased under the stock repurchase program are retired. The Company intends to use the share repurchase plan to opportunistically return capital to shareholders while still focusing on its primary goal of investing in the business to drive growth.

The Company did not repurchase any shares in 2024. During the year ended December 31, 2023, under the Company's stock repurchase program, the Company repurchased 91,273 shares at an average price of $46.63 per share for a total cost of $4.3 million.

11. Stock-based compensation

2001 stock-based compensation plans

Nonqualified stock option plan

In 2001, the Company established the Nonqualified Stock Option Plan (“NSO Plan”) under which 623,539 stock options with an exercise price of $.000025 remain outstanding as of December 31, 2024. The NSO Plan was terminated in 2003. Stock options under the NSO plan were immediately vested and have a contractual term of 35 years from the date of grant. The outstanding awards will continue to be governed by their existing terms under the NSO Plan. The NSO Plan is accounted for as an equity plan.

The following table summarizes the stock option activity under the NSO Plan:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2023	994,884	$0.000025	13.0
Exercised	(371,345)	$0.000025
Outstanding and exercisable as of December 31, 2024	623,539	$0.000025	12.0	$68.0

The total intrinsic value of the NSO Plan stock options exercised during the years ended December 31, 2024, 2023 and 2022, was $33.8 million, $11.5 million and $11.0 million, respectively.

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

The following table summarizes the stock option activity under the 2012 Plan for the periods indicated as follows:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2023	271,359	$4.46	2.5
Exercised	(111,992)	$4.24
Outstanding and exercisable as of December 31, 2024	159,367	$4.62	1.9	$16.7

The total intrinsic value of the 2012 Plan stock options exercised during the years ended December 31, 2024, 2023 and 2022, was $10.1 million, $6.6 million and $8.5 million, respectively.

2017 stock-based compensation plan

In 2017, the Company’s board of directors adopted the 2017 Equity Incentive Plan (“2017 Plan”), which was approved by the Company’s stockholders. The 2017 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, other cash-based and stock-based awards to the Company’s employees, directors and consultants and the Company’s parent, subsidiary, and affiliate corporations’ employees and consultants. The 2017 Plan has 19,460,908 authorized shares of the Company’s Class A common stock reserved for issuance. As of December 31, 2024, the Company had 6,625,144 shares of its common stock available for future issuances under the 2017 Plan.

The following table summarizes the restricted stock units, or RSUs, awarded under the 2017 Plan for the period:

Number of RSUs
Outstanding as of December 31, 2023	1,086,351
Granted	384,424
Vested	(530,732)
Forfeited	(33,191)
Outstanding as of December 31, 2024	906,852

The weighted average grant date fair value of the RSUs granted in 2024 was $80.60 and the RSUs generally vest in four equal annual installments. The fair value of RSUs that vested during the year ended December 31, 2024, was $47.2 million. Total compensation cost related to nonvested awards not yet recognized as of December 31, 2024, was $98.9 million and is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the stock option activity under the 2017 Plan for the period:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Outstanding as of December 31, 2023	7,602,078	$52.81	7.8
Granted	417,459	$79.19
Exercised	(1,325,265)	$49.91
Forfeited	(124,821)	$55.94
Outstanding as of December 31, 2024	6,569,451	$55.01	7.1	$355.4
Exercisable as of December 31, 2024	3,940,042	$51.61	6.5	$226.5

The total intrinsic value of the 2017 Plan stock options exercised during the years ended December 31, 2024, 2023 and 2022, was $58.6 million, $20.7 million and $1.1 million, respectively.

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

The fair values of the Company’s stock options granted during the year ended December 31, 2024, 2023 and 2022, were estimated using the following assumptions:

	2024 grants	2023 grants	2022 grants
Weighted average grant date fair value per share	$79.03 - 85.52	$65.19 - 67.65	$44.63 - 64.79
Expected volatility	35%	35%	35%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	4.2% - 4.3%	3.5% - 4.3%	1.7% - 4.2%
Expected dividend yield	0%	0%	0%

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

2021 Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which allows eligible employees to purchase shares of common stock through payroll deductions. As of December 31, 2024, the Company had 2,706,534 shares of its common stock available for future issuances under the ESPP.

The purchase price for each share of common stock purchased under the ESPP will be 85% of the lower of (a) the fair market value per share on the first day of the applicable offering period or (b) the fair market value per share on the applicable purchase date.

Each offering period will last a number of months determined by the plan administrator, up to a maximum of 27 months. The final offering period began on July 15, 2024, and ended on January 14, 2025. The plan administrator has suspended all future offering periods.

The ESPP allowed participants to purchase the Company’s common stock through payroll deductions, up to a maximum of 15% of their eligible compensation or $25,000, whichever is lower, and subject to limitations under Section 423 of the Internal Revenue Code. The plan administrator has limited participant contributions to $1,000 per month to prevent prejudicial advantages to higher compensated employees. Participants may withdraw from the ESPP and receive a refund of their accumulated payroll contributions at any time prior to a purchase date.

The Company issued 125,686, 182,883 and 184,897 shares of common stock under the ESPP during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, $4.8 million and $4.2 million, respectively, has been withheld on behalf of employees for future purchases under the ESPP due to the timing of payroll deductions and was reported in current liabilities. The Company recognized $2.9 million, $2.4 million and $2.6 million of stock-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023, and 2022, respectively.

Other

In connection with the acquisition of World Programming in December 2021, per the World Programming stock purchase agreement, $29.5 million of the Company’s Class A Common Stock was issued to existing employees, subject to continuing employment and certain other contingencies. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration. As of December 31, 2024, the service period was met. Stock-based compensation expense includes $3.1 million, $8.0 million and $17.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with the acquisition of Powersim Inc. in March 2022, per the Powersim stock purchase agreement, 68,792 shares of the Company’s Class A Common Stock were issued to existing employees, subject to continuing employment and certain other contingencies. The shares were issued on the one- and two-year anniversaries of the closing. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was determined to have a fair value of approximately $4.3 million and was recognized on an accelerated method over the employment period. As of December 31, 2024, the service period was met, and all shares have been issued. Stock-based compensation expense includes $0.2 million, $1.4 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with the acquisition of Concept Engineering in June 2022, per the Concept Engineering stock purchase agreement, 105,082 shares of the Company’s Class A Common Stock were issued to existing employees, subject to continuing employment and certain other contingencies. The shares were issued in installments of 52,541 shares on the one- and two-year anniversaries of the closing. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was determined to have a fair value of approximately $6.0 million and was recognized on an accelerated method over the employment period. As of December 31, 2024, the service period was met, and all shares have been issued. Stock-based compensation expense includes $0.6 million, $2.6 million and $2.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

In connection with the acquisition of Research in Flight ("RIFL") in April 2024, the Company agreed to issue an aggregate of 18,000 shares of the Company's Class A Common Stock to stockholders of RIFL, with 9,000 shares issuable on each of April 15, 2025, and April 2026, subject to potential reduction in certain circumstances. The accounting treatment for these shares in the context of the business combination was to recognize the expense as a post-combination expense, not as transaction consideration. The post combination expense was determined to have a fair value of approximately $1.5 million which is recognized over the two-year period. As of December 31, 2024, the weighted average remaining recognition period is 1.3 years. Stock-based compensation expense includes $0.8 million for the year ended December 31, 2024.

Stock-based compensation expense

The stock-based compensation expense was recorded as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Cost of revenue-software	$8,397	$10,095	$8,351
Research and development	25,630	33,842	36,250
Sales and marketing	19,459	28,376	30,370
General and administrative	14,194	13,268	9,816
Total stock-based compensation expense	$67,680	$85,581	$84,787

12. Income taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
U.S.	$(8,279)	$(21,803)	$(62,702)
Non-U.S.	40,909	34,422	34,489
	$32,630	$12,619	$(28,213)

The significant components of income tax expense are as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Current
U.S. Federal	$—	$—	$—
Non-U.S.	19,168	22,746	18,759
U.S. State and Local	(6)	1,118	621
Total current	19,162	23,864	19,380
Deferred
U.S. Federal	36	35	23
Non-U.S.	(773)	(2,384)	(4,206)
U.S. State and Local	30	30	19
Total deferred	(707)	(2,319)	(4,164)
Income tax expense	$18,455	$21,545	$15,216

The reconciliation of income taxes calculated at the U.S. Federal statutory income tax rate to income tax expense is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21%	21%	21%
Income taxes at U.S. federal statutory rate	$6,852	$2,650	$(5,925)
Foreign income taxes at rates other than the federal statutory rate	2,626	1,733	2,249
U.S. state and local income taxes, net of U.S. federal tax benefit	(3,054)	(1,952)	(5,976)
U.S. effect of foreign operations	2,315	(9,931)	15,827
Change in valuation allowance	25,493	29,849	7,830
Foreign withholding taxes	8,501	7,444	6,738
U.S. foreign tax credit and deduction	(8,261)	(17,522)	(12,315)
Research and development tax credit	597	391	(326)
Stock-based compensation	(7,695)	1,361	8,649
Other	920	123	1,250
Uncertain tax positions	(693)	6,370	472
FDII deduction	(9,146)	(169)	(5,245)
Mark-to-market adjustment of contingent consideration	—	1,198	(1,502)
Repurchase of convertible senior notes	—	—	3,490
Income tax expense	$18,455	$21,545	$15,216

The Tax Cuts and Jobs Act, or the Tax Act, subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The impact of GILTI resulted in no incremental tax expense for the years ended December 31, 2024, 2023 and 2022 due to a full valuation allowance on U.S. net deferred tax assets. In addition, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.

Deferred income tax assets and liabilities result from differences in the basis of assets and liabilities for tax and financial statements purposes. The approximate tax effect of each type of temporary difference, and operating losses and tax credit carryforwards that give rise to a significant portion of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Deferred revenue	$6,419	$9,730
Net operating loss carryforwards	57,933	60,702
Tax credit carryforwards	39,987	48,752
Stock-based compensation	13,491	12,011
Capitalized research and development	87,261	58,946
Lease obligation	6,330	7,517
Employee benefits	7,994	6,955
Merger costs	4,288	—
Other	3,704	3,910
Total gross deferred tax assets	227,407	208,523
Less: valuation allowances	(204,954)	(179,766)
Net deferred tax assets (1)	22,453	28,757
Deferred tax liabilities:
Prepaid royalties	1,609	3,602
Property and equipment and intangibles	13,174	16,610
Deferred tax on investment in subsidiary	3,220	1,950
Lease right of use asset	6,193	7,357
Other	2,801	2,153
Total deferred tax liabilities	26,997	31,672
Total net deferred tax liabilities	$(4,544)	$(2,915)

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

The following table summarizes the changes to the valuation allowance balance (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$179,766	$149,441	$119,981
Additions charged to expense	27,481	30,665	7,830
Deductions	(1,988)	(816)	—
Other	(305)	476	21,630
Ending balance	$204,954	$179,766	$149,441

The change in valuation allowance in Other for 2024 of $(0.3) million is primarily related to currency translation. The change in valuation allowance in Other for 2023 of $0.5 million is primarily related to currency translation. The change in the valuation allowance in Other for 2022 of $21.6 million is primarily related to a $6.8 million increase from the adoption of ASU 2020-06 for convertible debt instruments, and a $13.1 million valuation allowance recorded on deferred tax assets established during purchase accounting from the RapidMiner acquisition.

The following table summarizes the amount and expiration dates of operating loss and tax credit carryforwards as of December 31, 2024 (in thousands):

	Expiration dates	Amounts
U.S. general business credits and loss carryforwards	2025-Indefinite	$62,990
Foreign general business credits and loss carryforwards	2025-Indefinite	13,029
U.S. foreign tax credits	2027 - 2033	21,901
Total operating loss and tax credit carryforwards		$97,920

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefits—January 1	$38,219	$28,977	$16,376
Additions for tax positions of current period	50	9,435	50
Additions for tax positions of prior periods	—	901	13,910
Reductions for tax positions of prior periods	(4,891)	(500)	(1,334)
Reductions due to statute of limitations	(427)	(594)	(25)
Unrecognized tax benefits—December 31	$32,951	$38,219	$28,977

As of December 31, 2024, the Company had $11.6 million of gross unrecognized tax benefits that if recognized would affect the effective tax rate. The Company expects a reduction over the next 12 months in the gross unrecognized tax benefits of approximately $12.8 million which if recognized would not impact the effective tax rate during 2025.

The Company operates globally but considers its more significant tax jurisdictions to include the United States, India, Germany, Japan, and China. India has tax years open for examination from 2011 through 2024. All other significant jurisdictions have open tax years from 2017 through 2024.

The Company records interest and penalties with respect to unrecognized tax benefits as a component of the provision for income taxes. For the years ended December 31, 2024, 2023, and 2022, accrued interest and penalties related to unrecognized tax benefits were approximately $0.6 million, $1.2 million, and $1.0 million, respectively, all of which if recognized would affect the effective tax rate.

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

	Year ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$14,175	$(8,926)	$(43,429)
Interest expense related to convertible notes, net of tax (1)	—	—	—
Numerator for diluted income (loss) per share	$14,175	$(8,926)	$(43,429)
Denominator:
Weighted average shares outstanding, basic	84,085	80,596	79,472
Effect of dilutive shares	4,473	—	—
Weighted average shares outstanding, diluted	88,558	80,596	79,472
Income (loss) per share, basic	$0.17	$(0.11)	$(0.55)
Income (loss) per share, diluted	$0.16	$(0.11)	$(0.55)

(1) Interest expense related to the convertible notes has been excluded from the numerator for diluted earnings per share because its effect would have been anti-dilutive.

Anti-dilutive shares excluded from the computation of diluted net income (loss) per share were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Convertible shares	3,209	3,753	4,958
Stock options and ESPP shares	—	3,293	961
Total shares excluded from calculation	3,209	7,046	5,919

Since the Company was in a net loss position for the years ended December 31, 2023 and 2022, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for those periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

14. Retirement benefits

The Company sponsors a 401(k)-profit sharing plan (the “Plan”) for all eligible U.S. employees. This Plan allows eligible employees to contribute up to 80% of their compensation to the Plan. The Company makes discretionary matching contributions to the Plan provided the employee is employed on the last day of the year. Such discretionary contributions vest ratably over five years of service. The Company’s contributions to the Plan were $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company also participates in government-mandated retirement and/or termination indemnity plans, benefiting certain non-U.S. employees. Termination benefits are generally lump sum payments based upon an individual’s years of credited service and annual salary at retirement. These plans are generally unfunded, and employees receive payments at the time of retirement or termination under applicable labor laws or agreements. The amount of net benefit cost recorded in the consolidated statements of operations for these plans was $2.5 million, $2.6 million and $2.5 million in 2024, 2023 and 2022, respectively. The amount of benefits paid under these plans was $0.6 million, $0.4 million and $0.7 million in 2024, 2023 and 2022, respectively. The accumulated benefit obligation, unlike the projected benefit obligation, does not reflect expected benefit increases from future salary levels, and was $12.8 million and $11.6 million as of December 31, 2024 and 2023, respectively, under these plans. The projected benefit obligation, net of plan assets, was $17.3 million and $16.8 million as of December 31, 2024 and 2023, respectively.

A summary of the components of the pension benefits obligation recorded in the consolidated balance sheets are as follows (in thousands):

	December 31,
	2024	2023
Other long-term assets	$19	$135
Accrued compensation and benefits	1,247	1,170
Other long-term liabilities	16,052	15,815
	$17,280	$16,850

The estimated future benefit payments, which reflect expected future service that are expected to be paid for each of the next five years are as follows (in thousands):

Year ending
December 31, 2025	$1,319
December 31, 2026	$1,572
December 31, 2027	$1,372
December 31, 2028	$1,260
December 31, 2029	$1,114
Next five years	$7,627

15. Accumulated other comprehensive loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Foreign currency translation	Retirement related benefit plans	Total
Balance as of December 31, 2021	$(6,400)	$(2,550)	$(8,950)
Other comprehensive (loss) income before reclassification	(24,084)	87	(23,997)
Amounts reclassified from accumulated other comprehensive loss	—	3,253	3,253
Tax effects	—	(308)	(308)
Other comprehensive (loss) income	(24,084)	3,032	(21,052)
Balance as of December 31, 2022	(30,484)	482	(30,002)
Other comprehensive income (loss) before reclassification	9,011	(16)	8,995
Amounts reclassified from accumulated other comprehensive loss	—	(1,479)	(1,479)
Tax effects	—	177	177
Other comprehensive income (loss)	9,011	(1,318)	7,693
Balance as of December 31, 2023	(21,473)	(836)	(22,309)
Other comprehensive loss before reclassification	(15,490)	(8)	(15,498)
Amounts reclassified from accumulated other comprehensive loss	—	777	777
Tax effects	—	(251)	(251)
Other comprehensive (loss) income	(15,490)	518	(14,972)
Balance as of December 31, 2024	$(36,963)	$(318)	$(37,281)

16. Commitments and contingencies

Legal proceedings

Stockholders of Altair have filed, and may in the future file, lawsuits against Altair and/or the directors and officers of Altair in connection with the Merger. These lawsuits could prevent or delay the completion of the Merger and result in significant costs to Altair, including any costs associated with the indemnification of directors and officers.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, unrelated to the Merger. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend the Company, its partners and its customers by determining the scope, enforceability and validity of third-party proprietary rights, or to establish and enforce the Company’s proprietary rights.

Effects of proceedings

The results of any current or future litigation cannot be predicted with certainty and regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

Commitments

The Company has entered into various renewable, nonexclusive license agreements under which the Company has been granted access to the licensor’s technology and the right to sell or use the technology in the Company’s products. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales or revenue. Royalty fees were $12.8 million, $12.2 million, and $11.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are reported in Cost of revenue—software.

Additionally, the Company has current contractual purchase obligations for services supporting business operations, including non-cancelable agreements. The Company also has payment obligations related to recent acquisitions. The future purchase obligations for these agreements are as follows (in thousands):

Year ending December 31,
2025	$22,085
2026	14,991
2027	2,708
2028	901
2029	364
Thereafter	—
Total	$41,049

Contingencies

The Company had contingent payment obligations for deferred professional fees of up to $135.2 million as of December 31, 2024, which may become payable in 2025, subject to certain terms which would cause such contingent amounts to become payable.

The Company had contingent payment obligations for the purchase of a software license of $7.1 million as of December 31, 2024, which may become payable in 2025, subject to certain terms which would cause such contingent amounts to become payable.

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

"All Other” represents innovative services and products, including Toggled, the Company’s LED lighting business. Toggled is focused on developing and selling next-generation solid state lighting technology along with communication and control protocols based, in part, on intellectual property for the direct replacement of fluorescent tubes with LED lighting. Other businesses combined within "All other" include potential services and product concepts that are still in their development stages.

Inter-segment sales are not significant for any period presented. The CODM does not review asset information by segment when assessing performance, therefore no asset information is provided for reportable segments. The accounting policies of the segments are the same as those described in Note 2—Summary of significant accounting policies.

The following tables are in thousands:

Year ended December 31, 2024	Software	CES	All other	Total
Revenue	$637,267	$25,027	$3,494	$665,788
Less:
Cost of revenue	90,674	21,315	2,640	114,629
Research and development	187,826	—	1,069	188,895
Sales and marketing	158,670	1,006	1,135	160,811
General and administrative	54,681	1,722	584	56,987
Other segment items	(5,338)	—	(108)	(5,446)
Adjusted EBITDA	$150,754	$984	$(1,826)	$149,912

Year ended December 31, 2023	Software	CES	All other	Total
Revenue	$578,006	$29,497	$5,198	$612,701
Less:
Cost of revenue	82,625	24,450	4,329	111,404
Research and development	172,954	—	1,247	174,201
Sales and marketing	143,406	761	1,034	145,201
General and administrative	53,966	1,998	837	56,801
Other segment items	(4,109)	—	65	(4,044)
Adjusted EBITDA	$129,164	$2,288	$(2,314)	$129,138

Year ended December 31, 2022	Software	CES	All other	Total
Revenue	$537,169	$28,883	$6,169	$572,221
Less:
Cost of revenue	85,589	23,577	4,988	114,154
Research and development	161,106	—	860	161,966
Sales and marketing	129,740	592	746	131,078
General and administrative	58,374	2,139	1,111	61,624
Other segment items	(5,278)	(1)	78	(5,201)
Adjusted EBITDA	$107,638	$2,576	$(1,614)	$108,600

	Year ended December 31,
	2024	2023	2022
Reconciliation of Adjusted EBITDA to GAAP income (loss) before income taxes:
Adjusted EBITDA	$149,912	$129,138	$108,600
Stock-based compensation expense	(67,680)	(85,581)	(84,787)
Interest expense	(5,836)	(6,116)	(4,377)
Depreciation and amortization	(42,164)	(39,124)	(35,504)
Special adjustments, interest income and other (1)	(1,602)	14,302	(12,145)
Income (loss) before income taxes	$32,630	$12,619	$(28,213)

(1)
The year ended December 31, 2024, includes $22.3 million of expenses related to the pending merger with Siemens Industry, $1.9 million currency losses on acquisition-related intercompany loans, $0.5 million losses from the mark-to-market adjustment of contingent consideration associated with acquisitions and $23.0 million of interest income. The year ended December 31, 2023, includes $3.2 million currency gains on acquisition-related intercompany loans, $5.7 million losses from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition and $16.9 million of interest income. The year ended December 31, 2022, includes $16.6 million expense on repurchase of convertible senior notes, $6.8 million currency losses on acquisition-related intercompany loans, $7.2 million gains from the mark-to-market adjustment of contingent consideration associated with the World Programming acquisition and $4.1 million of interest income.

Revenue is attributed to geographic areas based on the country of origin. The following table provides sales to external customers and long-lived assets for each of the geographic areas in which the Company operates (in thousands):

	Revenue			Long-lived assets (1)
	Year ended December 31,			December 31,
	2024	2023	2022	2024	2023
United States	$323,905	$301,857	$274,635	$52,565	$55,230
Other countries	18,987	17,792	13,425	15,385	6,193
Total Americas	342,892	319,649	288,060	67,950	61,423
Germany	46,927	46,593	51,495	12,686	19,840
France	24,283	23,122	19,442	1,109	1,200
Other countries	76,459	66,903	69,769	24,485	34,561
Total Europe, Middle East and Africa	147,669	136,618	140,706	38,280	55,601
Japan	42,451	39,508	40,335	1,052	685
Other countries	132,776	116,926	103,120	6,663	5,644
Total Asia Pacific	175,227	156,434	143,455	7,715	6,329
Total	$665,788	$612,701	$572,221	$113,945	$123,353

(1)
Includes Property and equipment, net and Other intangible assets, net.

Concentrations of credit risk

The Company’s financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. The risk with respect to trade receivables is partially mitigated by the diversity, both by geography and by industry, of the Company’s customer base. The Company’s accounts receivable is derived from sales to a large number of direct customers and resellers around the world. No individual customer accounted for 10% or more of revenue in the years ended December 31, 2024, 2023 or 2022.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 30, 2024, among Altair Engineering Inc., Siemens Industry Software Inc. and Astra Merger Sub Inc.	8-K	001-38263	2.1	10/30/2024

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock	10-K	001-38263	4.1	2/24/2023

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association).	8-K	001-38263	4.3	6/10/2019

4.5	Indenture, dated as of June 14, 2022, by and between Altair Engineering Inc. and U.S. Bank Trust Company, National Association as trustee	8-K	001-38263	4-1	6/15/2022

4.6	Form of 1.750% Convertible Senior Notes due 2027 (included in Exhibit 4.1 to the Indenture, dates as of June 14, 2022, by and between Altair Engineering Inc., and U.S. Bank Trust Company National Association as trustee)	8-K	001-38263	4.2	6/15/2022

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.14	First Amendment to the Registrant's 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K	001-38263	10.1	11/5/2018

10.15	Second Amendment to the Registrant's Third Amended and Restated Credit Agreement, dated as of June 5, 2019, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-38263	10.1	6/6/2019

10.16+	Form of 2020 Stock Option Award Agreement	8-K	001-38263	10.1	6/8/2020

10.17+	Altair Engineering Inc. 2021 Employee Stock Purchase Plan	DEF 14A	001-38263	Appendix B	4/9/2021

10.18+	Employment Letter dated December 6, 2020, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.2	5/6/2021

10.19+	Executive Severance Agreement dated January 26, 2021, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.3	5/6/2021

10.20+	Amended and Restated Executive Severance Agreement dated March 8, 2021, by and between Altair Engineering Inc. and James Scapa	10-Q	001-38263	10.5	5/6/2021

10.21+	Amended and Restated Executive Severance Agreement dated February 3, 2021, by and between Altair Engineering Inc. and Gilma Saravia	10-Q	001-38263	10.6	5/6/2021

10.22+	Amended and Restated Executive Severance Agreement dated February 22, 2021, by and between Altair Engineering Inc. and Amy Messano	10-Q	001-38263	10.7	5/6/2021

10.23+	Executive Severance Agreement, dated March 5, 2021, by and between Altair Engineering Inc., and Mahalingam Srikanth	10-K	001-38263	10.26	2/24/2023

10.24	Securities Purchase Agreement, dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.1	9/27/2021

10.25	Registration Rights Agreement dated September 27, 2021, by and between the	8-K	001-38263	10.2	9/27/2021

	Company and Matrix Capital Management Company, LP

10.26	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of World Programming Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.1	12/15/2021

10.27	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of December 2015 Software Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.2	12/15/2021

10.28+	Executive Severance Agreement, dated as of July 25, 2023, by and between Ravi Kunju and the Company	10-Q	001-38263	10.1	11/2/2023

10.29	Voting Agreement, dated as of October 30, 2024, by and among Siemens Industry Software Inc., Altair Engineering Inc., James R. Scapa, The James R. Scapa Declaration of Trust and the JRS Investments, LLC	8-K	001-38263	10.1	10/30/2024

10.30	Deed of Guarantee, dated as of October 30, 2024, by and between Siemens AG and Altair Engineering Inc.	8-K	001-38263	10.2	10/30/2024

19.1	Insider Trading Policy					X

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1*

Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

						X

97+	Altair Engineering Inc. Compensation Recovery Policy	10-K	001-38263	97	2/22/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

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

ALTAIR ENGINEERING INC.

Date: February 20, 2025	By:	/s/ James R. Scapa
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

Name	Title	Date

/s/ James R. Scapa James R. Scapa	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025

/s/ Matthew Brown Matthew Brown	Chief Financial Officer (Principal Financial Officer)	February 20, 2025

/s/ Brian Gayle Brian Gayle	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025

/s/ Jim F. Anderson Jim F. Anderson	Director	February 20, 2025

/s/ Shekar Ayyar Shekar Ayyar	Director	February 20, 2025

/s/ Mary C. Boyce Mary C. Boyce	Director	February 20, 2025

/s/ Sandy Carter Sandy Carter	Director	February 20, 2025

/s/ Stephen Earhart Stephen Earhart	Director	February 20, 2025

/s/ Trace Harris Trace Harris	Director	February 20, 2025