Form 10-K/A
period 2024-12-31
Altair Engineering Inc.
filed 2025-03-25
CIK 1701732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
Documents Incorporated By Reference:
None

Explanatory Note
This Amendment No. 1 to
Form 10-K (this
“Amendment”) amends the Annual Report on
Form 10-K for
the fiscal year ended December 31, 2024 of Altair Engineering Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025 (the “Original
Form 10-K”). We
are filing this Amendment to present the information required by Part III of
Form 10-K that
was previously omitted from the Original
Form 10-K, in
reliance on General Instruction G(3) to
Form 10-K because
a definitive proxy statement containing such information will not be filed within 120 days after the end of December 31, 2024. This Amendment restates in their entirety Items 10, 11, 12, 13 and 14 of the Original
Form 10-K and
the exhibit index set forth in Part IV of the Original
Form 10-K and
includes certain exhibits as noted thereon. The cover page of the Original
Form 10-K is
also amended to delete the reference to the incorporation by reference of the registrant’s definitive proxy statement.
In addition, Item 15 of Part IV has been amended to include new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer as required by
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of
Regulation S-K, paragraphs
3, 4, and 5 of the certifications have been omitted. The certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto.
Because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002 have been omitted.
Except as expressly set forth herein, this Amendment does not otherwise update information in the Original
Form 10-K to
reflect facts or events occurring subsequent to the filing date of the Original
Form 10-K. This
Amendment should be read in conjunction with the Original
Form 10-K and
with any filings by the registrant with the SEC subsequent to the filing of the Original
Form 10-K.
Unless the context indicates otherwise, throughout this report, the terms “Altair,” “the Company,” “we,” “us,” “our,” and “ours” are used to refer to Altair Engineering Inc. and its direct and indirect subsidiaries. Capitalized terms used but not defined herein are as defined in the Original
Form 10-K.
Pending Merger with Siemens Industry and Expected Form 15 Filing
On October 30, 2024, Altair entered into an agreement and plan of merger (the “Merger Agreement”) with Siemens Industry Software Inc. (“Siemens Industry”) and Astra Merger Sub Inc., a wholly owned subsidiary of Siemens Industry (“Merger Sub”), pursuant to which Merger Sub will merge with and into Altair (the “Merger”), with Altair surviving the Merger as a wholly owned subsidiary of Siemens Industry. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our Class A Common Stock and Class B Common Stock (collectively, the “Common Shares”) (including any Common Shares to the extent issued in accordance with the terms of the Merger Agreement and the Company’s indenture governing its 1.750% Convertible Senior Notes due 2027, but excluding (i) Common Shares held by the Company as treasury shares or owned by Siemens Industry, Merger Sub, or any other subsidiary of Siemens Industry immediately prior to the Effective Time and (ii) Common Shares with respect to which appraisal rights are validly and properly demanded and not withdrawn or lost under Section 262 of the Delaware General Corporation Law) issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $113.00 in cash, without interest (the “Merger Consideration”). The Merger Agreement provides also for the holders of vested and unvested restricted stock units and vested and unvested stock options to receive the Merger Consideration less the exercise price of such stock options, subject to the terms and conditions set forth in the Merger Agreement.
Our board of directors unanimously approved the Merger Agreement on October 30, 2024. On January 22, 2025, our stockholders adopted the Merger Agreement at a special meeting of stockholders.

The descriptions of the Merger Agreement and the transactions contemplated thereby contained in this Amendment are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement. We filed a copy of the Merger Agreement as Exhibit 2.1 to our Current Report on Form
8-K
filed with the SEC on October 30, 2024, and provided a description of the Merger Agreement in that Current Report and in our Definitive Proxy Statement on Schedule 14A, filed with the SEC on December 18, 2024, as supplemented by our Current Report on Form
8-K
filed with the SEC on January 16, 2025 (the “Proxy Statement’).
As a result of the Merger, Altair intends to file a Form 15 with respect to all of its registered classes of securities as soon as possible following the Effective Time to terminate the registration of such securities under Section 12(g) of the Exchange Act and suspend the duty of Altair to file reports under Sections 13 and 15(d) of the Exchange Act. As a result of such termination and suspension, Altair will no longer be required to file reports under Sections 13 and 15(d) of the Exchange Act. Prior to the filing of such Form 15, SEC rules and regulations require Altair to first file this Amendment in order to complete Altair’s Original
Form 10-K and
be current in its Exchange Act reporting obligations. After the filing of the Form 15, Altair no longer intends to file any reports under Sections 13 and 15(d) of the Exchange Act.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
General
Our board of directors is divided into three classes: Class I, Class II and Class III, with each class serving until the earlier of the Effective Time of the Merger or the expiration of their respective current terms. The current term of the Class I directors expires at the time of the 2027 annual meeting of stockholders, if any. The current term of the Class II directors expires at the time of the 2025 annual meeting of stockholders, if any. The current term of the Class III directors expires at the time of the 2026 annual meeting of stockholders, if any. Vacancies on the board of directors may be filled only by persons elected by a majority of the remaining directors. A director elected by the board of directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

Name of Director	Age	Position(s)	Served as an Executive Officer or Director Since
Class I Directors:
Dr. Mary Boyce	66	Director	2018
Jim F. Anderson	60	Director	2021
Class II Directors:
Trace Harris	59	Director	2016
Shekar Ayyar	60	Director	2021
Sandra Carter	61	Director	2021
Class III Directors:
James R. Scapa	68	Chairman and Chief Executive Officer	1985
Stephen Earhart	76	Director	2011
As noted below, Mr. Scapa is the father of Stephanie Buckner, our Chief Operating Officer. There are no other family relationships between any of our directors or executive officers.
The biographies of our directors and certain information regarding each director’s experience, attributes, skills and/or qualifications that led to the conclusion that the director should be serving as a director of our Company are as follows:
Class I Directors
Dr.
 Mary Boyce
has served as a member of our board of directors since April 2018. Dr. Boyce is the chair of our technology committee, a role she has held since October 2018, and a member of our nominating and corporate governance committee, a role she has held since August 2018. Dr. Boyce is Professor of Mechanical Engineering at Columbia University in the City of New York where she had also served as Provost from July 2021 to June 2023, and Dean of The Fu Foundation School of Engineering and Applied Science from July 2013 to June 2021 and the Morris A. and Alma Schapiro Professor of Engineering from July 2013 to June 2021. Prior to joining Columbia University in 2013, Dr. Boyce served on the faculty of the Massachusetts Institute of Technology (“MIT”) for over 25 years, leading the Mechanical Engineering Department from 2008 to 2013. She holds a BS degree in engineering science and mechanics from Virginia Tech, and MS and Ph.D. degrees in mechanical engineering from MIT. Dr. Boyce’s research focuses on materials and mechanics, particularly in the areas of multi-scale and nonlinear mechanics of polymers and soft composites, and her work has been documented in over 170 archival journal articles spanning materials, mechanics, and physics. She has mentored over 40 M.S. thesis students and over 25 Ph.D. students and has been widely recognized for her scholarly contributions, including election as a fellow of the American Society of

Mechanical Engineers, the American Academy of Arts and Sciences, and the National Academy of Engineering. She is a recipient of the 2015 Engineering Science Medal from the Society of Engineering Science, the 2020 Timoshenko Medal from the Applied Mechanics Division of the American Society of Mechanical Engineers, and the 2024 Benjamin Franklin Medal (for contributions to Mechanical Engineering) from the Franklin Institute. Dr. Boyce also serves on the Advisory Board of The Boston Dynamics Artificial Intelligence Institute, a research institute focused on the frontiers of robotics and artificial intelligence. We believe Dr. Boyce is qualified to serve on our board of directors because of her extensive leadership experience and because she is a distinguished engineer and academic leader in the field of engineering.
Jim F. Anderson
has served as a member of our board of directors since June 2021. Mr. Anderson is the chair of our nominating and governance committee and a member of our compensation committee, roles he has held since June 2021. He is currently employed by Google (an information technology company), where he serves as Vice President for North American Partner Ecosystem and Channels and was a member of the GTM Advisory Board for CapitalG (the independent growth fund affiliated with Alphabet, Google’s parent company) from February 2020 to February 2022. Mr. Anderson has served in an executive position with Google since September 2018. Prior to joining Google, Mr. Anderson served as a Vice President of the cloud service provider business of Hewlett Packard Enterprises (a computer services company) from April 2016 to August 2018. Prior to his work with Hewlett Packard Enterprises, he served as President of the Americas for BAE Systems Applied Intelligence (an organization focused on cybercrime and risk in the connected world) from February 2014 to April 2016. Prior to joining BAE Systems, Mr. Anderson held various executive positions with Cisco Systems (a telecommunications company) from August 2005 to January 2014 and Dell (an information technology company) from February 2002 to October 2004. Prior to Dell, Mr. Anderson had a 13 year career with Hewlett Packard (an information technology company) where he held various positions from September 1988 to January 2002. Mr. Anderson started his professional career with Accenture (a global professional services company) and was there from July 1986 to August 1988. Mr. Anderson holds a master’s degree in business administration from The Wharton School of the University of Pennsylvania and a bachelor’s degree in electrical engineering and computer science from Princeton University. We believe Mr. Anderson is qualified to serve on our board of directors as a result of his expertise in leveraging emerging Cloud, Artificial Intelligence and Data Analytics technologies, as well as his business knowledge and his background in electrical engineering and computer science.
Class II Directors
Trace Harris
has served as a member of our board of directors since August 2016. Ms. Harris is the chair of our compensation committee, a role she has held since January 2017, and a member of our audit committee, a role she has held since August 2018. Ms. Harris serves as director on the board, a member of the audit committee and chair of the environmental, social and governance committee of Ziff Davis, Inc. (Nasdaq: ZD), a digital media and internet company and on the board and as Treasurer of USA Climbing, the national governing board of the sport of competition climbing. Through its sale in July 2022, she served as lead independent director of Bungie, the video game developer of Halo and Destiny. From March 2021 until July 2022, Ms. Harris served as a director on the board of Anzu Special Acquisition Corp. I (formerly Nasdaq: ANZUU), a special purpose acquisition company focused on transformative technologies for industrial applications. Prior to her board work, Ms. Harris spent 13 years in various roles at Vivendi S.A., most recently serving as Senior Vice President, Strategy, Finance and Business Innovation. She was previously Senior Vice President of Strategic Development for Universal Studios Television Group, where she was responsible for international television strategies and launched its first international television network. Prior to Universal Studios, Ms. Harris was Director of Finance and Channel Operations for Warner Bros. International Channels. She began her career at JP Morgan in New York. Ms. Harris holds a bachelor’s degree in economics from Stanford University and a master’s degree in business administration with a concentration in finance from the Yale School of Management. We believe Ms. Harris is qualified to serve on our board of directors because of her significant corporate finance, operational and business experience.
Shekar Ayyar
has served as a member of our board of directors since July 2021. Mr. Ayyar is a member of our audit committee, nominating and corporate governance committee and technology committee, roles he has held since July 2021. Mr. Ayyar is currently Chairman of the board of directors and the Chief Executive Officer of Arrcus, Inc., a company focused on business efficiency through superior network connectivity. He has held these roles at Arrcus since joining the company in September 2021. Mr. Ayyar is also an advisor at NTTVC, a role he has held since May 2021. From January 2021 to May 2022, Mr. Ayyar served as Chief Executive Officer and a member of the board of directors of AdMY Technology Group, Inc., a special purpose acquisition company (formerly NYSE: AdMY). Prior to that, Mr. Ayyar held various executive positions at VMware, Inc., a cloud computing and technology company, from 2007 to May 2021(NYSE: VMW). His roles at VMware included Executive Vice President and General Manager of the Telco and Edge Cloud business unit, and EVP of Corporate Business Development (Mergers and Acquisitions, and investments). Prior to his work with VMware, he served as Senior Vice President of Product Management at BindView Development Corporation, a software company, from 2004 to 2006 (formerly Nasdaq: BVEW). Prior to that, Mr. Ayyar served as Senior Vice President of Business Development at Instantis, Inc., a software company, from 2000 to 2004. Prior to that, Mr. Ayyar led strategy and business development initiatives in communications and computing at Lucent Technologies, Inc., a telecommunications equipment company (formerly NYSE: LU). Prior to that, Mr. Ayyar was a consultant at McKinsey & Company, Inc. and prior to that Mr. Ayyar served as an assistant professor of electrical engineering at Lafayette College and conducted research at Bell Laboratories. Mr. Ayyar holds a master of business administration degree from The Wharton School of the University of Pennsylvania, where he graduated as a Palmer Scholar. Mr. Ayyar also holds a Ph.D. from Johns Hopkins and a bachelor’s degree from the Indian Institute of Technology Bombay, both in electrical engineering. We believe Mr. Ayyar is qualified to serve on our board of directors as a result of his extensive leadership experience in the software and cloud computing technology spaces, as well as his record of accomplishment in corporate strategy and mergers and acquisitions.
Sandra Carter
has served as a member of our board of directors since December 2021. Ms. Carter is a member of our audit committee, nominating and corporate governance committee and technology committee, roles she has held since December 2021. Ms. Carter is currently employed by Unstoppable Domains, Inc., a software company building digital identity on blockchains, where she is currently Chief Operating Officer and Head of Business Development. As part of this role, she is responsible for driving growth and developing business strategies in pursuit of the company’s mission to provide user-owned identity for the world. She also drives partnerships and integrations for Web3 and AI. Ms. Carter joined Unstoppable Domains as Senior Vice President and Channel Chief in December 2021. Ms. Carter is also the Chairman of the board of directors of Girls in Tech, a nonprofit organization, a role she has held since 2015, and an adjunct professor at Carnegie Mellon University Silicon Valley, a role she has held since 2016. Prior to joining Unstoppable Domains, Ms. Carter held various positions at Amazon Web Services, Inc., a subsidiary of Amazon providing cloud-computing services, from April 2017 to December 2021, most recently serving as Vice President. Prior to that, Ms. Carter held various positions with IBM Corporation, a computer software and hardware company. Ms. Carter was also the founder and Chief Executive Officer of a Silicon Valley startup. In 2024, she was one of the Microsoft MSN Top 10AI Entrepreneurs. Ms. Carter holds a Master of Business Administration degree from the Harvard Business School and a bachelor’s degree in applied science and computer science from Duke University. Ms. Carter is also the author of AI First, Human Always and the Tiger and the Rabbit: Harnessing the Power of AI, Web3 and Blockchain, an Amazon bestseller. We believe Ms. Carter is qualified to serve on our board of directors because of her extensive leadership experience in the software, AI and cloud computing technology spaces.
Class III Directors
James R. Scapa
co-founded
our company and has served as Chairman of our board of directors since 1992. Mr. Scapa has served, and continues to serve, as our Chief Executive Officer since our inception in 1985. Mr. Scapa also previously served as our Secretary and Treasurer. Mr. Scapa holds a bachelor’s degree in mechanical engineering from Columbia University and a master’s degree in business administration from the University of Michigan. We believe that the perspective and experience that Mr. Scapa brings as our Chief Executive Officer and Founder uniquely qualifies him to serve as the Chairman of our board of directors. Mr. Scapa is the father of Stephanie Buckner, who became an executive officer of our company in 2021 and currently serves as our Chief Operating Officer.
Stephen Earhart
has served as a member of our board of directors since May 2011. Mr. Earhart is the chair of our audit committee, a position he has held since January 2016, and a member of our compensation committee, a position he has held since January 2015. Mr. Earhart served as Chief Financial Officer of World Kitchen, LLC, a branded consumer products company, from April 2012 to January 2017. From December 2007 to June 2010, Mr. Earhart served as Chief Financial Officer of Torex Retail Holdings, Ltd., a retail software provider based in the United Kingdom. From 2003 to 2007, Mr. Earhart served as the Chief Financial Officer of SSA Global Technologies Inc. (formerly Nasdaq: SSAG) and Infor Global Solutions, each an enterprise resource planning software company. In 2003, Mr. Earhart retired from Motorola, Inc., a telecommunications company, as Senior Vice President of Finance.

Mr. Earhart is a certified public accountant and holds a bachelor’s degree in business and accounting from the University of Illinois and a master’s degree in business administration from the University of Wisconsin. We believe Mr. Earhart is qualified to serve on our board of directors because of his significant corporate finance, operational and business experience gained from holding senior executive positions at both publicly traded and private technology and consumer companies.
EXECUTIVE OFFICERS
The following table sets forth certain information regarding our current executive officers:

Name	Age	Position	Served as an Executive Officer since
James R. Scapa	68	Chairman, Chief Executive Officer and Director	1985
Matthew Brown	44	Chief Financial Officer	2021
Stephanie Buckner	37	Chief Operating Officer	2021
Mahalingam Srikanth	54	Chief Technology Officer	2014
Nelson Dias	58	Chief Revenue Officer	2017
Amy Messano	54	Chief Marketing Officer	2019
Raoul Maitra	54	Chief Legal Officer	2020
Gilma Saravia	50	Chief People Officer	2020
Brian Gayle	49	Chief Accounting Officer	2021
Jeff Marraccini	56	Chief Information Security Officer	2022
Ravi Kunju	56	Chief Product and Strategy Officer	2022
Our executive officers are elected by, and serve at the discretion of, our board of directors. Upon consummation of the Merger, our board of directors will be designated by Siemens Industry, which in turn will determine the identities of our executive officers subsequent to the consummation of the Merger. The business experience for the past five years, and in some instances, for prior years, of each of our current executive officers is as follows:
James R. Scapa
has served, and continues to serve, as our Chief Executive Officer since our inception in 1985. For Mr. Scapa’s biography, please see the section above entitled “Directors.”
Matthew Brown
has served as our Chief Financial Officer since March 16, 2021, after serving as one of our Senior Vice Presidents-Finance since January 1, 2021. Prior to joining our company, Mr. Brown served in Finance leadership roles at NortonLifeLock, a leading consumer cyber safety company, including as Interim Chief Financial Officer from November 2019 to July 2020. Prior to that, he served in Finance leadership roles at Symantec, a leading provider of enterprise security software, from August 2016 to November 2019, most recently as Vice President of Finance and Chief Accounting Officer. Prior to that, Mr. Brown served as Vice President, Controller for Blue Coat Systems, a provider of advanced web security solutions, from October 2015 to August 2016. Prior to that, Mr. Brown served in various Finance roles at NETGEAR (2010 to 2015) and Brocade Communications (2008 to 2010). He began his career at KPMG, LLP. Mr. Brown is a certified public accountant and holds a B.S. degree in business administration from the Walter A. Haas School of Business at the University of California, Berkeley.
Stephanie Buckner
has served as our Chief Operating Officer since January 1, 2022 and is responsible for our corporate development efforts and field operations, sales and technical support globally. Prior to this role, Ms. Buckner served as our Senior Vice President of Customer Engagement and Corporate Development from January 2021 to January 2022. Prior to this role, Ms. Buckner served as our senior vice president of corporate development from January 2019 to January 2021 where she was responsible for building strategic partnerships across Altair’s entire ecosystem including software, hardware, cloud, the Altair Partner Alliance, and with customers. Earlier in her career, Ms. Buckner held senior management roles at Altair including director of strategic alliances where she surpassed aggressive new partner enrollment goals and was responsible for scouting, selling, onboarding, and managing relationships with third-party B2B software providers. Additionally, during her time at Altair, she was the co-founder
and chief executive officer of WEYV, a multi-content platform built on Altair’s patented digital content licensing model. Ms. Buckner was recently named among the Top 50 Women Chief Operating Officers of 2024 by Women We Admire and the Top 25 AI Executives of 2024 by The Software Report. Ms. Buckner holds a bachelor’s degree in industrial and operations engineering from the University of Michigan. Ms. Buckner is the daughter of James Scapa, our founder, Chairman and Chief Executive Officer.

Mahalingam Srikanth
has served as our Chief Technology officer since January 1, 2022, after serving as our Chief Technical Officer for HPC and cloud solutions since January 2014. Prior to this role, Mr. Srikanth was a senior vice president at Altair from July 2011 to November 2013 and a vice president at Altair from January 2008 to June 2011. Mr. Srikanth holds a bachelor’s degree in computer science and engineering from Gulbarga University in Gulbarga, India and an executive master’s degree in business administration from the Indian School of Business in Hyderabad, India.
Nelson Dias
has served as our Chief Revenue Officer since January 1, 2018, after serving as our Senior
VP-Asia
Pacific since 2006. Prior to running Altair’s APAC region, Mr. Dias was Managing Director of Altair India from 2002-2005. He has over 34 years of technical sales and management experience. Mr. Dias holds a Bachelor of Engineering in Computer Science degree from the University of Mumbai.
Amy Messano
has served as our Chief Marketing Officer since January 7, 2019. Prior to joining Altair, Ms. Messano served as Vice President of Marketing/Communications for the Electronics and Safety division at Aptiv PLC (formerly Delphi), a global technology company, from 2012 to 2013, and then as Vice President, Integrated Marketing and Communications from 2014 to 2018 where she was primarily responsible for global marketing teams supporting marketing campaigns, messaging and supporting materials as well as distribution, and was also responsible for web, digital marketing, social media, media relations and content creation globally. Ms. Messano holds a bachelor’s degree in history and English from the University of Colorado, Boulder, and a master’s of science, journalism from Northwestern University.
Raoul Maitra
has served as our Chief Legal Officer since February 2020. Previously, he served as our
Co-General
Counsel from April 2015 until 2020. He joined our company in 2006 as Deputy General Counsel and served in that capacity until 2015. Mr. Maitra holds a bachelor’s degree in political science from the University of Michigan and a Juris Doctor degree from the Mauer School of Law at Indiana University (Bloomington).
Gilma Saravia
has served as our Chief People Officer since February 2020. Prior to joining Altair, she served as Vice President, Global Corporate Human Resources and Talent, for Aptiv PLC, a global technology company, from 2015 to 2019. Prior to her employment by Aptiv, Ms. Saravia held executive roles at U. S. Steel (2011 to 2015) and served as a senior manager in Deloitte’s Human Capital consulting group (2002 to 2011). Ms. Saravia holds a degree in business administration from the University of Texas at Austin.
Brian Gayle
has served as our Senior Vice President, Chief Accounting Officer since September 2018 and also became our principal accounting officer in March 2021. From March 2015 to September 2018, Mr. Gayle served as our Vice President-Corporate Controller. Prior to these roles, Mr. Gayle began his career at Deloitte & Touche, LLP. Mr. Gayle is a certified public accountant and holds a bachelor’s degree of accountancy from Walsh College.
Jeff Marraccini
has served as our Chief Information Security Officer since February 2022. Previously, he served as our Senior Vice President of Cloud Strategy & Technology from May 2021 to February 2022 and our Senior Vice President of IT Strategy & Technology from April 2021 to May 2021. Prior to that, Mr. Marraccini served as our Senior Vice President of Global IT Systems from October 2018 to May 2021. From January 2011 to October 2018, Mr. Marraccini served as our Vice President of Computer Systems. Mr. Marraccini holds a bachelor’s degree in economics, computer science, and anthropology from Oakland University.
Ravi Kunju
has served as our Chief Product Strategy Officer since October 2022. Previously, he served as our Senior Vice President of Strategy for all of our software solutions from January 2020 to October 2022 and our Senior Vice President of Product & Pricing Strategy focusing on our software solutions for the manufacturing vertical from January 2018 to January 2020. Prior to that, Mr. Kunju served as our Vice President of Global Strategy & Business Development for our manufacturing solutions from December 2015 to January 2018. From September 2013 to December 2015, Mr. Kunju served as our Vice President of Strategy & Business Development for our enterprise computing business. Mr. Kunju joined Altair in August 1998 as a product line manager for manufacturing simulation products. Mr. Kunju holds a master’s degree in business administration from the University of Michigan Ross School of Business and a master’s degree in mechanical engineering from Wayne State University. Mr. Kunju also holds a bachelor’s degree in mechanical engineering from Osmania College of Engineering, Osmania University, Hyderabad, India.

CERTAIN CORPORATE GOVERNANCE MATTERS
Audit Committee
Our audit committee currently consists of Messrs. Earhart, as chair, and Ayyar and Mses. Carter and Harris, each of whom is “independent” as that term is defined under applicable SEC rules and Nasdaq listing standards. Our board of directors has determined that Mr. Earhart qualifies as an audit committee financial expert within the meaning of SEC regulations and The Nasdaq Marketplace Rules. In making this determination, our board of directors has considered the formal education and nature and scope of his previous experience, coupled with past service on various audit committees.
Code of Business Conduct and Ethics
We maintain a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the Governance section of our website, which is located at http://investor.altair.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form
8-K.
Insider Trading Policy
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, and employees. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to the Original Form
10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations that no other reports were required during the fiscal year ended December 31, 2024, all reports required to be filed under Section 16(a) during 2024 were filed on a timely basis, except as follows: (i) on one occasion in February 2024, the Christ Revocable Trust dated May 8, 2015 failed to file a Form 4 reporting the conversion of Class B Common Stock into Class A Common Stock (covering a total of 300,000 shares), GC Investments LLC failed to file a Form 4 reporting the conversion of Class B Common Stock into Class A Common Stock (covering a total of 300,000 shares), and George J. Christ failed to file a Form 4 reporting the conversion of indirectly owned Class B Common Stock into Class A Common Stock (covering a total of 300,000 shares owned by the Christ Revocable Trust dated May 8, 2015) and the conversion of indirectly owned Class B Common Stock into Class A Common Stock (covering a total of 300,000 shares owned by GC Investments LLC) and (ii) on one occasion in January 2024, Stephanie Buckner failed to file a Form 4 reporting the purchase by her husband of Class A Common Stock under the Altair Engineering Inc. 2021 Employee Stock Purchase Plan (covering a total of 94 shares of Class A Common Stock). Promptly after learning of the failure to file timely reports, reports on Form 4 were filed.

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Introduction
This Compensation Discussion and Analysis provides information regarding the 2024 compensation program for our principal executive officer, our principal financial officer and the three other most highly-compensated executive officers (our “Named Executive Officers”). For 2024, our Named Executive Officers were:

•	James R. Scapa, our Chief Executive Officer (our “CEO”);

•	Matthew Brown, our Chief Financial Officer (our “CFO”);

•	Mahalingam Srikanth, our Chief Technology Officer (our “CTO”);

•	Stephanie Buckner, our Chief Operating Officer (our “COO”); and

•	Nelson Dias, our Chief Revenue Officer (our “CRO”).
This Compensation Discussion and Analysis describes the material elements of our executive compensation program during 2024. It also provides an overview of our executive compensation philosophy, including our principal compensation policies and practices. Finally, it analyzes how and why the Compensation Committee of our board of directors (the “Compensation Committee”) arrived at the specific compensation decisions for our Named Executive Officers in 2024, and discusses the key factors that the Compensation Committee considered in determining their compensation.
Executive Summary
Who We Are
We are a global leader in computational intelligence that provides software and cloud solutions in simulation, high-performance computing (“HPC”), data analytics, and artificial intelligence (“AI”). Altair enables organizations across all industries to compete more effectively and drive smarter decisions in an increasingly connected world—all while creating a greener, more sustainable future.
Throughout this Amendment we refer to AI as a term to encompass sub-disciplines
including data analytics, data science, data preparation, and machine learning. Altair has been incorporating AI technologies into our products for several years and we believe the evolving broad use of the term is appropriate for our product offerings, customer applications, and market opportunities.
Our simulation and
AI-driven
approach to innovation is powered by our broad portfolio of high-fidelity and high-performance physics solvers, our market leading technology for optimization and HPC, and our end-to-end
platform for developing AI and digital twin solutions. Our integrated suite of software optimizes design performance across multiple disciplines encompassing structures, motion, fluids, thermal, electromagnetics, system modeling, and embedded systems, while also providing AI solutions and true-to-life
visualization and rendering. Our HPC solutions maximize the efficient utilization of complex compute resources and streamline the workflow management of compute-intensive tasks for applications including AI, modeling and simulation, and visualization. Our data analytics, AI, and Internet of Things (“IoT”) products include data preparation, data science, MLOps, orchestration, and visualization solutions that fuel engineering, scientific, and business decisions.
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

2024 Business Results
In 2024:

•	Total software product revenue was $611.9 million.

•	Total revenue was $665.8 million.

•	We reported net income of $14.2 million. Net income per share, diluted was $0.16 based on 88.6 million diluted weighted average common shares outstanding.

•
Adjusted EBITDA was $149.9 million. We define Adjusted EBITDA, a non-GAAP
financial measure, as net income adjusted for income tax expense, interest expense, interest income and other, depreciation and amortization, stock-based compensation expense, restructuring charges, asset impairment charges and other special items as determined by management.

•
Non-GAAP
net income was $119.6 million.
Non-GAAP
diluted net income per share was $1.35, based on 91.8 million non-GAAP
diluted common shares outstanding.
Non-GAAP
net income excludes stock-based compensation, amortization of intangible assets related to acquisitions, non-recurring
adjustments, and certain tax adjustments.

•	Cash flow from operations was $154.1 million.

•	Free cash flow, a non-GAAP financial measure consisting of cash flow from operations less capital expenditures, was $140.0 million.
A reconciliation of the GAAP and
non-GAAP
information referenced above is set forth in the Original
10-K.
Our compensation determinations for 2024 were based, in part, on our 2024 performance.
Executive Compensation Results
The Compensation Committee took the following key actions with respect to the compensation of our Named Executive Officers in 2024:

•
Base Salaries – Maintained the annual base salary of our CEO at its 2023 level of $860,000. The approved annual base salary increases ranged from 0% to approximately 7% for our other Named Executive Officers.

•
Executive Bonus Program – Approved a performance-based cash bonus payment of $610,000 for our CEO and performance-based cash bonus payments ranging from $185,000 to $260,000 for our other Named Executive Officers.

•
Long-Term Incentive Compensation – Granted long-term incentive compensation opportunities in the form of time-based restricted stock unit (“RSU”) awards that may vest and be settled for 41,000 shares of Class A Common Stock for our CEO and 5,625 to 15,375 shares of Class A Common Stock for our other Named Executive Officers. We also granted a stock option award to our CEO for 123,000 shares of Class A Common Stock and stock options covering 13,438 to 21,563 shares of Class A Common Stock for our other Named Executive Officers.

•
Mitigation – In connection with the Merger, certain executive officers may become entitled to payments and benefits that may be treated as “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code. In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code, our board of directors approved the acceleration of certain annual bonus payments and the vesting of certain RSU awards, as described more fully in the section entitled “Certain Relationships and Related Transactions, and Director Independence – Transactions With Related Persons – Other Transactions” and elsewhere herein.

Pay-for-Performance
We believe our executive compensation program is reasonable, competitive, and appropriately balances the goals of attracting, motivating, rewarding, and retaining our executive officers with the goal of aligning their interests with those of our stockholders. To foster this alignment and to motivate and reward individual initiative and effort, a portion of our executive officers’ target annual total direct compensation opportunity is both performance-based and
“at-risk.”
We emphasize variable compensation that appropriately rewards our executive officers, including our Named Executive Officers, through two separate compensation elements:

•	First, we provide the opportunity to receive a cash bonus award pursuant to our executive bonus program, based on Company annual performance and individual performance.

•
In addition, we grant RSU awards and stock options that vest over time. The value of these awards depends entirely on the value of our Class A Common Stock. The Named Executive Officers’ RSU and stock option ownership, together with the shares of our common stock that they otherwise own as reflected elsewhere in this Amendment, incentivize them to build long-term value for the benefit of our stockholders.

These variable pay elements assure that a meaningful portion of our executive officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability above or below target levels commensurate with our actual performance.
We believe that this design provides balanced incentives for our executive officers to drive financial performance and long-term growth.
Executive Compensation Policies and Practices
We endeavor to maintain sound governance standards in the design and implementation of our executive compensation policies and practices. The Compensation Committee evaluates our executive compensation program on a regular basis to ensure that it is consistent with our short-term and long-term goals, given the dynamic nature of our business and the market in which we compete for executive talent. The following summarizes our executive compensation and related policies and practices applicable until the Merger is consummated:
What We Do

•	Maintain an Independent Compensation Committee . The Compensation Committee consists solely of independent directors who oversee our compensation policies and practices.

•
Retain an Independent Compensation Advisor
. The Compensation Committee has engaged its own compensation consultant to provide information, analysis, and other advice on executive compensation independent of management.

•	Periodic Executive Compensation Review . The Compensation Committee conducts periodic reviews of our compensation strategy and of our compensation peer group, which we use for comparative purposes.
What We Do Not Do

•
No Hedging or Pledging
. We do not allow our executive officers, including our Named Executive Officers, to engage in certain types of hedging or monetization transactions (such as zero cost collar or forward sales contracts) or, unless pre-approved
by a compliance officer, to pledge our common stock as collateral for a loan.

•
No Executive Retirement Plans
. We do not offer retirement plans to our executive officers, including our Named Executive Officers, other than the plans and arrangements that are available to all employees. Our executive officers are eligible to participate in our Section 401(k) retirement savings plan on the same basis as our other employees. Please see “Post Employment Compensation” for a discussion of our severance agreements with our executive officers.

•
No Excise Tax Payments on Future Post-Employment Compensation Arrangements
. We do not reimburse our executive officers, including our Named Executive Officers, for any excise taxes that may be imposed upon them as a result of a change in control of the Company.

Stockholder Advisory Votes on Named Executive Officer Compensation
We are required to conduct
non-binding
stockholder votes on the compensation of our Named Executive Officers (commonly known as a
“Say-on-Pay”
vote). At our 2019 annual meeting of stockholders, we conducted a non-binding
stockholder vote on the frequency of future
Say-on-Pay
votes (commonly known as a
“Say-When-on-Pay”
vote). We recommended that such votes be conducted annually and our stockholders overwhelmingly approved that recommendation. We will hold a
Say-on-Pay
vote at each annual meeting until the sooner of the consummation of the Merger and the time our stockholders vote to hold the
Say-on-Pay
vote at a different frequency.
At the 2024 Annual Meeting, approximately 98% of the votes cast in connection with the stockholders advisory vote on compensation of the Named Executive Officers were cast in favor of the proposal. We value the opinions of our stockholders. We have considered this voting result, and our board of directors and the Compensation Committee will (to the extent applicable) consider the outcome of future
Say-on-Pay
votes, as well as feedback received throughout the year, when making compensation decisions for our executive officers, including our Named Executive Officers.
Executive Compensation Philosophy and Objectives
Our executive compensation program is guided by our overarching philosophy of paying for demonstrable performance. Consistent with this philosophy, we have designed our executive compensation program to achieve the following primary objectives:

•	Provide market competitive compensation and benefit levels that will attract, retain, motivate, and reward a highly-talented team of executives within the context of responsible cost management;

•	Establish a direct link between our financial, operational, and strategic objectives and results, as well as our values, and the compensation of our executives;

•
Align the interests and objectives of our executives with those of our stockholders by linking the long-term incentive compensation opportunities and equity holdings to stockholder value creation and their cash incentives to our annual performance; and

•	Offer total compensation opportunities to our executives that are competitive and fair.
Program Design
We structure the annual compensation of our executive officers, including our Named Executive Officers, using three principal elements: base salary, a cash bonus award pursuant to our executive bonus program, and long-term incentive compensation opportunities in the form of equity awards. While the pay mix may vary from year to year, the ultimate goal is to achieve our compensation objectives as described above. In determining the amount of base salary, cash bonuses and equity compensation awarded to each Named Executive Officer, the Compensation Committee does not apply any strict percentage of any one element in relation to the overall compensation package. Instead, the Compensation Committee reviews the overall compensation package and the relative amount of each element on an individual basis for each Named Executive Officer to determine whether such amounts, and the mix of compensation components, further the basic principles and objectives of our overall compensation program.
In addition, we have not adopted policies or employed guidelines for allocating compensation between current and long-term compensation, between cash and non-cash
compensation, or among different forms of
non-cash
compensation.

Compensation-Setting Process
Role of the Compensation Committee
The Compensation Committee discharges the responsibilities of our board of directors relating to the compensation of our CEO and oversight of compensation matters for our Named Executive Officers, and recommends for board of director approval compensation for the non-employee
members of our board of directors. The Compensation Committee has overall responsibility for overseeing our compensation and benefits policies generally, and overseeing and evaluating the compensation plans, policies, and practices applicable to our CEO and other executive officers. In addition, the Compensation Committee makes all final decisions regarding the compensation of our CEO and other executive officers. The Compensation Committee is also responsible for the administration of our 2021 Employee Stock Purchase Plan (the “ESPP”), in which employees have participated on a voluntary basis. Participation in the ESPP was frozen in January 2025 pursuant to the terms of the Merger Agreement.
In carrying out its responsibilities, the Compensation Committee evaluates our compensation policies and practices with a focus on the degree to which these policies and practices reflect our executive compensation philosophy, develops strategies and makes recommendations that it believes further our philosophy or align with developments in best compensation practices.
The Compensation Committee’s authority, duties, and responsibilities are further described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available on our website at http://investor.altair.com.
The Compensation Committee retains a compensation consultant (as described below) to provide support in its review and assessment of executive compensation as needed.
Setting Target Total Direct Compensation
The Compensation Committee reviews the base salary levels, annual incentive bonus payments and long-term incentive compensation opportunities of our executive officers, including our Named Executive Officers, and related performance criteria.
The Compensation Committee does not establish a specific target for formulating the target total direct compensation opportunities of our executive officers. In making decisions about the compensation of our executive officers, the Compensation Committee relies primarily on its members’ general experience and expertise, on the advice of consultants and other advisors and its consideration of a number of factors, including the following:

•	our executive compensation program objectives;

•	the recommendations of our CEO with respect to the compensation of our other executive officers;

•	our company’s performance against the financial, operational, and strategic objectives established by the Compensation Committee and our board of directors;

•
the prior performance of each individual executive officer, based on a subjective assessment of his or her contributions to our overall performance, ability to lead his or her business unit or function, and collaborate effectively as one executive team, all of which reflect our core values;

•	the potential of each individual executive officer to contribute to our long-term financial, operational, and strategic objectives; and

•	the competitiveness of our compensation structure and specific retention needs.
These factors provide the framework for compensation decision-making and final decisions regarding the compensation opportunity for each executive officer. No single factor is determinative in setting compensation levels.
The Compensation Committee does not engage in formal benchmarking against other companies’ compensation programs or practices to establish our compensation levels or make specific compensation determinations with respect to our executive officers. Instead, in making recommendations and determinations, the Compensation Committee reviews information summarizing the compensation paid at a representative group of peer companies, to the extent that the executive positions at these companies are considered comparable to our positions and informative of the competitive environment, and more broad-based compensation surveys to gain a general understanding of market compensation levels.

In addition, the Compensation Committee does not weight the foregoing factors in any predetermined manner, nor does it apply formulas in making its compensation determinations. The members of the Compensation Committee consider all of this information in light of their individual experience, knowledge of the Company and its business results, knowledge of the competitive market, knowledge of each executive officer, the advice of their compensation consultant and their business judgment in making their recommendations and determinations.
As part of its oversight function, our board of directors and our Compensation Committee, in particular, along with our management team, considers potential risks when reviewing and approving various compensation programs, including executive compensation. Based on this review, our Compensation Committee believes that our compensation programs, including executive compensation, do not encourage risk taking to a degree that is reasonably likely to have a materially adverse impact on us or our operations.
Role of Management
In discharging its responsibilities, the Compensation Committee works with our CEO, who assists the Compensation Committee by providing information on corporate and individual performance, perspectives on performance issues and recommendations on compensation matters.
Typically, our CEO will make recommendations to the Compensation Committee regarding compensation matters, including adjustments to annual cash compensation, long-term incentive compensation opportunities, and program structures, for our executive officers, including our other Named Executive Officers. At the beginning of each year, our CEO reviews the performance of our executive officers based on each such individual’s level of success in accomplishing the business objectives established for him or her for the prior year and his or her overall performance during that year, and then shares these evaluations with, and makes recommendations to, the Compensation Committee for each element of compensation as described above. The Compensation Committee reviews and discusses these recommendations and proposals with our CEO.
Our CEO attends meetings of the Compensation Committee at which executive compensation matters are addressed, but does not participate in the Compensation Committee’s deliberations involving his own compensation.
Role of Compensation Consultant
The Compensation Committee has, from time to time, engaged an external compensation consultant to assist it by providing information, analysis, and other advice relating to our executive compensation program. When engaged, the compensation consultant reports directly to the Compensation Committee and its chair, and serves at the discretion of the Compensation Committee, which reviews the engagement on a periodic basis.
Our Compensation Committee has selected Compensia, Inc. (“Compensia”), a national compensation consulting firm, to serve as its compensation advisor to advise on executive compensation matters. During 2024, we did not engage Compensia with respect to the compensation of our executive officers and utilized information previously provided by Compensia in 2022 to advise on executive compensation matters.
The Compensation Committee reviews the objectivity and independence of the advice provided by Compensia on executive compensation matters in the years in which it engages Compensia. For years in which the Compensation Committee engages Compensia, the Compensation Committee evaluates Compensia’s engagement based on the six factors for assessing independence and identifying potential conflicts of interest that are set forth in Exchange Act Rule
10C-1(b)(4),
Rule 5605(d)(3)(D) of the NASDAQ Marketplace Rules, and such other factors as are deemed relevant under the circumstances. The Compensation Committee did not undertake this review in 2024.
Competitive Positioning
For purposes of assessing our executive compensation against the competitive market, the Compensation Committee reviews and considers the compensation levels and practices of a select group of peer companies. This compensation peer group consists of technology companies that share one or more characteristics of our company, including annual revenue, market capitalization, geographical location, vertical focus and end market. However, not all criteria may be applicable to each individual peer group member. The Compensation Committee reviews our compensation peer group from time to time, generally, every other year, and makes adjustments to its composition as warranted, taking into account changes in both our business and the businesses of the companies in the peer group. The inclusion of a peer company in one year does not subsequently mean it will be included in other years. We included the following companies in our group of peer companies for 2024 compensation purposes:

Alteryx Appian Aspen Technology	Guidewire Software Manhattan Associates MicroStrategy
Avalara Bentley Systems BlackLine	New Relic Paylocity Holding Procore Technologies
C3.ai	PTC
Coupa Software	Qualtrics
Domo DoubleVerify Holdings Five9	SPS Commerce Workiva Zuora
The compensation practices of the then current compensation peer group are used by the Compensation Committee as a guide to compare the competitiveness of each compensation element and overall compensation levels (base salary, target annual incentive bonus opportunities, and long-term incentive compensation). To analyze the compensation practices of the companies in our compensation peer group, Compensia gathers data from public filings (primarily proxy statements) of the peer group companies, as well as survey data from Compensia’s proprietary database. This market data is then used as a reference point for the Compensation Committee to assess our compensation levels in the course of its deliberations on compensation forms and amounts. The Compensation Committee reviewed information provided by Compensia related to compensation practices at companies in our peer group.
Compensation Elements
In 2024, the principal elements of our executive compensation program, and the purposes for each element, were as follows:

Element	Type of Element	Compensation Element	Objective
Base Salary	Fixed	Cash	Designed to attract and retain highly talented executives by providing fixed compensation amounts that are competitive in the market.

Annual Cash Bonus Awards Pursuant to the Executive Bonus Program	Variable	Cash	Designed to motivate our executives to meet and achieve business objectives and to incentivize conduct that is aligned with the interests of our stockholders.

Long Term Incentive Compensation	Variable	Restricted stock unit awards and stock options that may vest and be settled for shares of our common stock.	Designed to align the interests of our executives and our stockholders by motivating our executives to create sustainable long-term stockholder value.
Base Salary
Base salary represents the fixed portion of the compensation of our executive officers, including our Named Executive Officers, and is an important element of compensation intended to attract and retain highly-talented individuals. Generally, we use base salary to provide each executive officer with a specified level of cash compensation during the year with the expectation that the Named Executive Officer will perform responsibilities to the best of his or her ability and in our best interests.

Generally, we establish the initial base salaries of our executive officers through arm’s-length
negotiation at the time we hire the individual, taking into account his or her position, qualifications, experience, and the base salaries of our other executive officers. Thereafter, the Compensation Committee reviews the base salaries of our executive officers each year as part of its annual compensation review, with recommendations from our CEO (except with respect to his own base salary) and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, individual contributions and responsibilities, position in the case of a promotion, and market conditions.
In March 2024, the Compensation Committee reviewed the base salaries of our executive officers, including our Named Executive Officers, taking into consideration the factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee approved base salary increases for certain of our executive officers.
The base salaries of our Named Executive Officers for 2024 were as follows:

Named Executive Officer	2023 Base Salary	2024 Base Salary	Percentage Adjustment
Mr. Scapa	$860,000	$860,000	0%
Mr. Brown	$435,000	$450,000	3%
Mr. Srikanth	$340,000	$350,000	3%
Ms. Buckner	$250,000	$260,000	4%
Mr. Dias	$215,000	$230,000	7%
Executive Bonus Program
Each year, we make bonus arrangements with our senior executives (including the Named Executive Officers), other employees who report directly to our CEO, and vice presidents in key positions (the “Executive Bonus Program”). Participants in the Executive Bonus Program are eligible to receive a bonus payment in the discretion of the Compensation Committee based upon the attainment of performance objectives as proposed by the CEO and approved by the Compensation Committee and which relate to the financial metrics that are most important to us.
Generally, for the Named Executives other than the CEO, bonus payments under the Executive Bonus Program are calculated starting with a target bonus amount for each participant as recommended by our CEO and approved by the Compensation Committee. Bonuses are then generally determined by measurement of Company performance against adjusted EBITDA that may be further adjusted in the discretion of the Compensation Committee to exclude certain revenues and expenses that the Committee believes should not impact compensation results (the “Company Performance Target”) with further consideration and adjustments given to individual performance. For the CEO, the Compensation Committee begins with a target bonus amount and then evaluates the CEO’s performance against certain quantitative and qualitative metrics associated with Company and individual performance (the “CEO Metrics”). The Company generally does not disclose the Company Performance Target or the CEO Metrics, since they are internal standards primarily used to assess compensation and the Company believes that the disclosure of such information would cause competitive harm without adding meaningfully to the understanding of our business or compensation strategy. The Compensation Committee strives to set Company Performance Targets and CEO Metrics that are attainable but require significant management effort and achievement in order to be attained.
The Compensation Committee reviews the payment and amount of any award under the Executive Bonus Program and in all cases, the Compensation Committee reserves the ability to adjust the bonus upwards or downwards after application of these measurement steps. Effectively, the Compensation Committee has the discretion to consider corporate achievements other than those captured by the metrics to be measures of performance, to fund the Executive Bonus Program even if we did not achieve the threshold performance level, and to not make bonus payments even if we achieved the target performance level for the corporate performance objective.

Target Bonus Amounts
For purposes of the Executive Bonus Program, bonus payments are based upon a specific target bonus amount as recommended by our CEO and approved by the Compensation Committee. The CEO participates in the Compensation Committee’s deliberations regarding the target amounts for eligible employees, but does not participate in the deliberations regarding his target bonus.
In March 2024, the Compensation Committee reviewed the recommended target bonus amounts for our Named Executive Officers, taking into consideration the factors described in “Compensation-Setting Process – Setting Target Total Direct Compensation” above. Following this review, the Compensation Committee determined to set the target bonus amounts as proposed by our CEO with respect to the Named Executive Officers other than himself. The Compensation Committee independently reviewed and determined the CEO’s target bonus. For 2024, the target bonus amounts for our Named Executive Officers were as follows:

Named Executive Officer	Target Bonus Amount
Mr. Scapa	$610,000
Mr. Brown	$260,000
Mr. Srikanth	$185,000
Ms. Buckner	$220,000
Mr. Dias	$230,000
2024 Executive Bonus Decisions
Bonuses are typically paid in the first quarter of the year following the year for which performance
is measured. However, in December 2024, in order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code, our board of directors accelerated the payment of bonuses to Mr. Scapa, Mr. Srikanth and Ms. Buckner, discounted at 90% of target performance. Such bonuses, as so discounted, were paid on or before December 31, 2024.
In February 2025, for the Named Executive Officers, including our CEO, the Compensation Committee reviewed the Company’s 2024 financial results relative to the 2024 Company Performance Target and the individual performance of each of the Named Executive Officers based on an evaluation provided by our CEO of their performance and discussed with the CEO his own individual performance against metrics discussed with our CEO throughout 2024. For 2024, no adjustments were made to adjusted EBITDA in setting the Company Performance Target or in measuring the Company’s financial results relative to the Company Performance Target other than adjustments to exclude Merger-related costs or impacts from changes to foreign currency exchange rates.
Based on these determinations, the Compensation Committee approved the following cash bonus payments for our Named Executive Officers for 2024:

Named Executive Officer	Actual Bonus Payment*	Percentage of Target
Mr. Scapa	$610,000	100%
Mr. Brown	$260,000	100%
Mr. Srikanth	$185,000	100%
Ms. Buckner	$220,000	100%
Mr. Dias	$230,000	100%

*	Includes amounts paid during December 2024 to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code.
Other than the amounts described above, we did not pay our Named Executive Officers any other annual cash bonuses with respect to 2024 performance.

Long-Term Incentive Compensation
We view long-term incentive compensation in the form of equity awards as a critical element of our executive compensation program. The realized value of these equity awards bears a direct relationship to our stock price, and, therefore, these awards are an incentive for our executive officers, including our Named Executive Officers, to create value for our stockholders. Equity awards also help us retain qualified executive officers in a competitive market.
Long-term incentive compensation opportunities in the form of equity awards are granted to our CEO and our other executive officers by the Compensation Committee. The amount and forms of such equity awards are determined by the Compensation Committee after considering the factors described in “Compensation-Setting Process” above. The amounts of the equity awards are also intended to provide resulting target total direct compensation opportunities that the Compensation Committee believes are reasonable.
In March, 2024, the Compensation Committee determined that the equity awards to be granted to our executive officers, including our Named Executive Officers, should be a combination of time-based RSU awards that may vest and be settled for shares of our Class A Common Stock and options to acquire our Class A Common Stock. The number of shares of our Class A Common Stock subject to the RSU awards and options granted to our executive officers were proposed by the CEO and approved by the Compensation Committee (with Mr. Scapa participating in determinations regarding the grants other than the grants made to him) after considering the factors described in “Compensation-Setting Process” above. All of the RSU awards and options were granted in March, 2024 with respect to 2023 performance. Under applicable SEC regulations, such equity awards are included in the Summary Compensation Table below as 2024 compensation.
The equity awards granted to our Named Executive Officers in March, 2024 were as follows:

Named Executive Officer	Restricted Stock Unit Award (Number of shares)	RSU Grant Date Fair Value	Stock Option Awards (Number of Shares)	Exercise Price
Mr. Scapa	41,000	$3,240,230	123,000	$79.03
Mr. Brown	8,625	$681,634	21,563	$79.03
Mr. Srikanth	6,250	$493,938	15,625	$79.03
Ms. Buckner	5,625	$444,544	14,063	$79.03
Mr. Dias	15,375	$1,215,086	13,438	$79.03
In February, 2025, in accordance with the terms of the Merger Agreement, the Compensation Committee determined that the equity awards to be granted to our executive officers, including our Named Executive Officers, with respect to 2024 performance should be granted solely as time-based RSU awards that may vest and be settled for shares of our Class A Common Stock. The number of shares of our Class A Common Stock subject to the RSU awards were proposed by the CEO and approved by the Compensation Committee (with Mr. Scapa participating in determinations regarding the grants other than the grants made to him) after considering the factors described in “Compensation-Setting Process” above. All of the RSU awards were granted in February, 2025 with respect to 2024 performance. Under applicable SEC regulations, such equity awards are not included in the Summary Compensation Table below as 2024 compensation.
The equity awards granted to our Named Executive Officers in February, 2025 were as follows:

Named Executive Officer	Restricted Stock Unit Award Number of Shares	RSU Grant Date Fair Value ($)
Mr. Scapa	72,555	8,003,542
Mr. Brown	17,613	1,942,890
Mr. Srikanth	11,059	1,219,918
Ms. Buckner	9,923	1,094,606
Mr. Dias	9,509	1,048,938

The time-based RSU awards vest in equal annual installments over a four-year period, with each installment vesting on the anniversary of the date of grant, contingent upon each Named Executive Officer’s remaining continuously employed by us through each applicable vesting date. Upon vesting, absent the effect of the Merger Agreement as described below, the RSU awards may be settled by issuing that number of shares of our Class A Common Stock that equal the number of units that have vested.
Treatment of Stock Options and RSUs Under the Merger Agreement
The Merger Agreement provides that, at the Effective Time, the outstanding equity awards of Altair will be treated as follows:
Altair Stock Options
Each stock option of Altair, other than a director option (as defined below), that has a per share exercise price less than $113.00 (the “Merger Consideration”) and that is (i) outstanding and unexercised as of immediately prior to the effective time and (ii) (a) vested and exercisable at the Effective Time (after taking into consideration any accelerated vesting that may occur under the terms of such option in connection with the transactions contemplated by the Merger Agreement) or (b) would by its terms have become vested and exercisable no later than December 31, 2025, assuming the holder’s continued employment or service through the applicable vesting date (collectively, the “vested options”), and each stock option of Altair held by a nonemployee director, whether or not vested, that has a per share exercise price less than the Merger Consideration and that is outstanding and unexercised as of immediately prior to the Effective Time (collectively, the “director options”), in each case, will vest (to the extent unvested) and be canceled and converted into the right to receive an amount in cash (without interest) equal to (x) the number of shares of our Class A Common Stock subject to such vested option or director option immediately prior to the effective time multiplied by
 (y) the excess of the Merger Consideration over the per share exercise price applicable to such vested option or director option, less any applicable withholding taxes.
Each stock option of Altair, other than a director option, that has a per share exercise price less than the Merger Consideration, is outstanding and unexercised immediately prior to the Effective Time and is eligible to vest by its terms on or after January 1, 2026 (collectively, the “unvested options”) will be canceled and converted into the right to receive a future amount in cash equal to (x) the number of shares of our Class A Common Stock subject to such unvested option immediately prior to the Effective Time multiplied by
 (y) the excess of the Merger Consideration over the per share exercise price applicable to such unvested option, which cash award will continue to vest following the Effective Time, subject to the holder’s continued employment or service through the last day of the calendar quarter preceding the quarter in which such unvested option would have otherwise vested in accordance with the vesting schedule in effect immediately prior to the Effective Time (had the holder remained in continuous employment or service through such date), and will be paid less any applicable withholding taxes by the surviving corporation in the Merger (the “surviving corporation”) or its applicable subsidiary as soon as reasonably practicable but no later than the next regularly scheduled payroll run of the surviving corporation or its applicable subsidiary that is at least ten business days following the applicable vesting date. Notwithstanding the foregoing, such cash award will (i) accelerate in full and be paid upon a holder’s termination without “cause” (as determined by the surviving corporation) or for “good reason” (to the extent such holder has an agreement or participates in an Altair employee benefit plan (an “Altair plan”) that provides for severance benefits upon a resignation for good reason, and as defined in such agreement or Altair plan) and (ii) accelerate upon any other circumstances set forth in any applicable award agreement, severance agreement or other similar agreement or Altair plan applicable to the holder as of October 30, 2024 (or entered into between October 30, 2024 and the Effective Time in accordance with the Merger Agreement), in each case, subject to the holder’s execution of a release of claims in a form prescribed by the surviving corporation. Such cash award will be forfeited without payment upon the holder’s termination of employment or service with the surviving corporation and its subsidiaries for any reason not described in the preceding sentence prior to the applicable vesting date.
Each stock option of Altair that has a per share exercise price that is equal to or greater than the Merger Consideration (if any) will be canceled without payment.

Altair RSUs
Each restricted stock unit of Altair that is outstanding immediately prior to the effective time, other than director RSUs (as defined below) and is either (i) vested at the Effective Time (after taking into consideration any accelerated vesting that may occur under the existing terms of such restricted stock unit in connection with the transactions contemplated by the Merger Agreement) or (ii) would by its terms have become vested no later than December 31, 2025, assuming the holder’s continued employment or service through such applicable vesting date (collectively, the “vested RSUs”), and each restricted stock unit of Altair held by a nonemployee director, whether or not vested (collectively, the “director RSUs”), will vest (to the extent unvested) and be canceled and converted into the right to receive an amount in cash equal to (x) the number of shares of our Class A Common Stock subject to such vested RSU or director RSU immediately prior to the effective time multiplied by
 (y) the Merger Consideration, less any applicable withholding taxes.
Each unvested restricted stock unit of Altair, other than a director RSU, that is outstanding as of immediately prior to the effective time and that is eligible to vest by its terms on or after January 1, 2026 (collectively, the “unvested RSUs”), including the RSUs granted in February, 2025 with respect to 2024 performance, will be canceled and converted into the right to receive a future amount in cash equal to (x) the number of shares of our Class A Common Stock subject to such unvested RSU immediately prior to the effective time multiplied by
 (y) the Merger Consideration, which cash award will continue to vest, subject to the holder’s continued employment or service through the last day of the calendar quarter preceding the quarter in which such unvested RSU would have otherwise vested in accordance with the vesting schedule in effect immediately prior to the effective time (had the holder remained in continuous employment or service through such date), and will be paid less any applicable withholding taxes by the surviving corporation or its applicable subsidiary as soon as reasonably practicable but no later than the next regularly scheduled payroll run of the surviving corporation or its applicable subsidiary that is at least ten business days following the applicable vesting date. Notwithstanding the foregoing, such cash award will (i) accelerate in full and be paid upon a holder’s termination without “cause” (as determined by the surviving corporation) or for “good reason” (to the extent such holder has an agreement or participates in an Altair plan that provides for severance benefits upon a resignation for good reason, and as defined in such agreement or Altair plan) and (ii) accelerate upon any other circumstances set forth in any applicable award agreement, severance agreement or other similar agreement or Altair plan applicable to the holder as of October 30, 2024 (or entered into between October 30, 2024 and the Effective Time in accordance with the Merger Agreement), in each case, subject to the holder’s execution of a release of claims in a form prescribed by the surviving corporation. Such cash award will be forfeited without payment upon the holder’s termination of employment or service with the surviving corporation and its subsidiaries for any reason not described in the preceding sentence prior to the applicable vesting date.
In December 2024, in order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code, our board of directors accelerated the vesting date of certain RSUs granted to Mr. Scapa, Mr. Srikanth and Ms. Buckner to a date on or before December 31, 2024. The RSUs that were accelerated were scheduled to vest in the ordinary course (without regard to the Merger) during the first two quarters of 2025.
Health and Welfare Benefits
Our
US-based
Named Executive Officers are eligible to receive the following health and welfare benefits: a flexible spending account, a dependent care account, medical, dental, and vision insurance, business travel insurance, an employee assistance program, accidental death and dismemberment insurance, short-term and long-term disability insurance and basic life insurance.
Since 1987, Altair has offered a
tax-qualified
401(k) retirement savings plan (the “401(k) Plan”) for our
US-based
employees, including our
US-based
executive officers and our
US-based
Named Executive Officers, and other employees who satisfy certain eligibility requirements. In 2022, Altair added the Roth 401(k) feature to the 401(k) Plan. The Roth feature allows our employees to invest post-tax
dollars and in retirement, access their money tax free. Under the 401(k) Plan, participants may elect to make pre-tax
contributions of up to 80% of their eligible compensation, subject to the statutory income tax limits. The 401(k) Plan permits us to make discretionary matching contributions and discretionary contributions to eligible participants, subject to five-year graded vesting: 20% vests after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after five years. The 401(k) Plan has an automatic enrollment feature for all employees hired on or after April 1, 2014, automatically withholding elective deferrals equal to 4% of eligible compensation, unless the participant affirmatively changes the deferral amount. We intend for the 401(k) Plan to qualify under Section 401(a) of the Internal Revenue Code (the “Code”) so that contributions by participants to the 401(k) Plan, and income earned on those contributions, are not taxable to participants until withdrawn from the 401(k) Plan.

We design our employee benefits programs to be affordable and competitive in relation to the market as well as compliant with applicable laws and practices. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.
Perquisites and Other Personal Benefits
The Company owns a fractional interest in an airplane intended to be used primarily for business travel by our CEO and by other employees travelling with our CEO, and which may be used by other employees with the approval of our CEO. We believe that use of the Company airplane enhances personal safety and increases time available for business purposes. Our CEO and his guests may use our corporate airplane for non-business
purposes. For 2024, the aggregate incremental cost to Altair of our CEO’s personal use of our corporate airplane was $150,276. No other Named Executive Officers made personal use of our corporate airplane during 2024.
We determine the incremental cost of the personal use of our corporate airplane based on the variable operating costs to us, which include, if applicable, (i) landing, ramp, and parking fees and expenses; (ii) crew travel expenses; (iii) supplies and catering; (iv) aircraft fuel and oil expenses per hour of flight; (v) any customs, foreign permit, and similar fees; (vi) crew travel; and (vii) passenger ground transportation. Because our corporate airplane is intended to be used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as purchase or lease costs and costs of maintenance and upkeep.
Our Named Executive Officers incur taxable income for all personal use of our corporate airplane. We do not grant bonuses to cover, reimburse, or otherwise
“gross-up”
any income tax owed for personal travel on our corporate airplane.
Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide any other significant perquisites or other personal benefits to our executive officers, including our Named Executive Officers, except as generally made available to our employees, or in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment and retention purposes.
Employment Agreements
Neither our CEO nor any of our other Named Executive Officers are parties to written employment agreements. From time to time, when we hire an executive officer or other key employee, we utilize offer letters that provide for “at will” employment and set forth then current compensation terms that are subject to modification in subsequent years.
The post-employment compensation arrangements for our Named Executive Officers are discussed in “Post Employment Compensation” and “Potential Payments Upon Termination or Change in Control” below.
Post-Employment Compensation
We have entered into executive severance agreements with each of our Named Executive Officers (the “Severance Agreements”). The Severance Agreements each provide for severance protections in the event of a termination by the Company other than for “cause” or in the event of a resignation by the applicable Named Executive Officer for “good reason” during the period between the execution of the Severance Agreements and the one-year
anniversary of a “change in control.” The Merger, if consummated, constitutes a “change in control” for purposes of the Severance Agreements. In the event of such a termination, the executive generally would be entitled to the following (in lieu of any other severance payments to which the executive may be entitled), subject to execution of a release of claims (other than with respect to certain amounts that accrued prior to termination):

•
an amount equal to the executive’s annual rate of base salary for one month for each full year of continuous service (or for Mr. Brown, (i) an amount equal to his annual rate of base salary for six months if the termination occurs between the second and seventh anniversaries of commencement of his employment with the Company, or (ii) an amount equal to his annual rate of base salary for one month for each full year of continuous service if the termination occurs after the seventh anniversary of his commencement of employment with the Company), in each case up to a maximum of twelve months (the “Severance Period”), with the Severance Period automatically equal to twelve months if the termination occurs (a) after the Company has entered into a definitive agreement governing a change in control, but prior to consummation of such change in control or termination or abandonment of such change in control, or (b) on or within one year following the occurrence of a change in control;

•
reimbursement for healthcare continuation payments under the Company’s medical and dental plans for the duration of the Severance Period, subject to earlier termination if the executive becomes eligible to obtain alternate healthcare coverage from a new employer or becomes ineligible for continuation coverage;

•
a
pro-rata
bonus for the year of termination, determined based on the executive’s target bonus for the year in which termination occurs (or, following a change in control, based on the greater of (i) the amount of the bonus that would have been received for the year in which termination occurs, or (ii) the target amount of the executive’s annual bonus for the calendar year prior to the year in which the change in control occurred), less any payment previously received with respect to such target bonus;

•
accelerated vesting of any outstanding and unvested stock options and restricted stock unit awards in the Company if the termination occurs following the entrance by the Company into definitive documentation governing a change in control but prior to (i) consummation of such change in control or termination or abandonment of such change in control, or (ii) on or within one year following the occurrence of a change in control; and

•	certain compensatory amounts that have accrued prior to termination.
We do not use excise tax payments (or
“gross-ups”)
relating to a change in control of the Company and have no such obligations in place with respect to any of our Named Executive Officers.
For more information about the post-employment compensation arrangements we maintained with our Named Executive Officers during 2024, as well as an estimate of the potential payments and benefits that they would have been eligible to receive if a hypothetical change in control or other trigger event had occurred on December 31, 2024, see “Potential Payments Upon Termination or Change in Control” below.
Other Compensation Policies
Hedging and Pledging Transactions
Under our Insider Trading Policy, all of our executive officers, the non-employee
members of our board of directors, and certain other employees as designated by our Compliance Officer are prohibited from engaging in any of the following transactions:

•	A short sale, including a sale with delayed delivery (a “sale against the box”);

•	Trading in standardized options relating to our securities;

•	Certain forms of hedging or monetization transaction (such as a zero-cost collar or forward sales contract); and

•	Holding our securities in a margin account, or pledging our securities as collateral for a loan (unless such transaction has been pre-approved by our Compliance Officer).
Tax and Accounting Considerations
We may take applicable tax and accounting requirements into consideration in designing and operating our executive compensation program.

Deductibility of Executive Compensation
Generally, Section 162(m) of the Internal Revenue Code disallows publicly held corporations a tax deduction for federal income tax purposes for remuneration paid to certain “covered employees” in a taxable year to the extent that remuneration exceeds $1 million per calendar year for a covered employee. The Compensation Committee may, in its judgment, approve compensation for our Named Executive Officers that is not deductible for federal income tax purposes when it believes that such compensation is in the best interests of the Company and our stockholders.
Accounting for Stock-Based Compensation
The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of certain stock-based compensation. Among other things, ASC Topic 718 requires us to record a compensation expense in our income statements for all equity awards granted to our executive officers and other employees, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their equity awards. ASC Topic 718 also requires us to recognize the compensation cost of our stock-based compensation awards in our income statements over the period that an executive officer is required to render service in exchange for the equity-based award.
Compensation Committee Report
The information contained in the following report of Altair’s Compensation Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing by us under the Exchange Act, or the Securities Act of 1933, as amended, unless and only to the extent that Altair specifically incorporates it by reference.
The Compensation Committee establishes the compensation programs for our Named Executive Officers. In connection with such responsibility, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment.
In reliance on the review and discussions referred to above, the Compensation Committee has recommended to the board of directors that this Compensation Discussion and Analysis be incorporated by reference into the Annual Report on Form
10-K
for the year ended December 31, 2024 and included in this Amendment.
Submitted by the Compensation Committee
Trace Harris, Chair
Stephen Earhart
Jim Anderson

2024 Summary Compensation Table
Our Named Executive Officers for the year ended December 31, 2024 are: James R. Scapa, Matthew Brown, Stephanie Buckner, Mahalingam Srikanth and Nelson Dias. The following table provides information regarding the total compensation for services rendered in all capacities earned by our Named Executive Officers for the fiscal years ended December 31, 2024, 2023 and 2022.

Name and principal position	Year	Salary ($)		Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)		All other compensation ($)(3)		Total ($)
James R. Scapa,
Chief Executive Officer and Chairman	2024	860,000		3,240,230	4,178,615	610,000		161,606		9,050,451
	2023	860,000	(4)	2,477,220	3,185,160	610,000		186,612		7,318,992
	2022	830,000		1,704,403	2,007,665	550,000		49,933		5,142,001
Matthew Brown,
Chief Financial Officer	2024	450,000		681,634	732,549	260,000		9,200		2,133,382
	2023	435,000		1,280,118	576,263	255,000		9,200		2,555,581
	2022	425,000		939,170	932,903	235,000		28,320		2,560,393
Mahalingam Srikanth,
Chief Technology Officer	2024	350,000		493,938	530,820	185,000		2,000		1,561,758
	2023	340,000		387,098	414,769	160,000		2,000		1,303,867
	2022	330,000		176,102	655,649	145,000		2,000		1,308,751
Stephanie Buckner,
Chief Operating Officer	2024	260,000		444,544	477,755	220,000		2,000		1,404,299
	2023	250,000		325,950	349,250	200,000		2,000		1,127,200
	2022	225,000		123,580	596,935	175,000		2,000		1,122,515
Nelson Dias,
Chief Revenue Officer	2024	230,000	(5)	1,215,086	456,522	230,000	(5)	6,009	(6)	2,127,617
	2023	215,000	(5)	325,950	349,250	215,000	(5)	6,000	(6)	1,105,200
	2022	200,000	(5)	234,802	723,170	200,000	(5)	6,000	(6)	1,357,972

(1)
The amounts in this column represent the aggregate grant date fair value of equity awards granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in determining the grant date fair value of our equity awards, see Note 11 in the Notes to Consolidated Financial Statements in our Original Form
10-K,
to which reference is hereby made.

(2)
Amounts were paid pursuant to our Executive Bonus Program. See the section entitled “Compensation Discussion and Analysis” for a discussion of the Executive Bonus Program and the performance criteria for fiscal year 2024. As noted above, in December 2024, in order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code, our board of directors accelerated the payment of bonuses to Mr. Scapa, Mr. Srikanth and Ms. Buckner, discounted at 90% of target performance. Such accelerated bonuses were paid in December 2024 as follows: $549,000 for Mr. Scapa, $166,500 for Mr. Srikanth and $198,000 for Ms. Buckner. In February 2025, the Compensation Committee determined that each of the Named Executive Officers were entitled to 100% of their target bonus. As a result, the bonuses for Mr. Scapa, Mr. Srikanth and Ms. Buckner reflected in the table above include both the portion of the bonus paid in December 2024 and the balance of the bonus paid in the ordinary course of business during the first quarter of 2025.

(3)
For each of the Named Executive Officers, the amount in this column consists of a 401(k) matching contribution made by us under a matching program available to all participating employees. For James R. Scapa, Matthew Brown, and Nelson Dias, the amount in this column also includes an annual automobile allowance. Other compensation for James R. Scapa in 2022, 2023 and 2024 also includes $38,603, $175,283 and $150,276 respectively, in fringe benefits resulting from personal use of Altair’s fractional interest in an aircraft. For a discussion of our corporate aircraft program, see “Perquisites and Other Personal Benefits” above.

(4)	The amount in this column includes $30,000 paid to Mr. Scapa in 2024 for his 2023 base salary.
(5)	Salary and Non-equity incentive plan compensation approved in U.S. dollars and converted to Indian rupee once approved using the constant currency exchange rate.
(6)	Car allowance paid in Indian rupees and converted to U.S. dollars using the constant currency exchange rate.
Narrative Disclosure to Summary Compensation Table
Offer Letters with our Named Executive Officers
James Scapa
Mr. Scapa is not a party to an employment agreement or offer letter with Altair.
Offer Letter with Matthew Brown
We are parties to an offer letter with Matthew Brown, our chief financial officer. The employment letter has an indefinite term and Mr. Brown’s employment is at-will.
Mr. Brown is entitled to an automobile allowance and he is currently eligible to earn annual incentive compensation payable from our Executive Bonus Program applicable to other members of our senior executive team. He is also eligible to earn a matching contribution to our 401(k) Plan. His compensation may be adjusted year to year.
We have also entered into a severance agreement with Mr. Brown. For more information about his severance agreement, see
“
Post-Employment Compensation” above.
Offer Letter with Stephanie Buckner
We are parties to an offer letter with Stephanie Buckner, our chief operating officer. The offer letter has an indefinite term and Ms. Buckner’s employment is at-will.
We subsequently entered into a severance agreement with Ms. Buckner. For more information about her severance agreement, see “Post-Employment Compensation” above.
Offer Letter with Mahalingam Srikanth
We are parties to an offer letter with Mahalingam Srikanth, our chief technology officer. The offer letter has an indefinite term and Mr. Srikanth’s employment is at-will.
We subsequently entered into a severance agreement with Mr. Srikanth. For more information about his severance agreement, see “Post-Employment Compensation” above.
Offer Letter with Nelson Dias
We are parties to an offer letter with Nelson Dias, our chief revenue officer. The offer letter has an indefinite term.
We subsequently entered into a severance agreement with Mr. Dias. For more information about his severance agreement, see “Post-Employment Compensation” above.

For a summary of the material terms and conditions of the post-employment compensation arrangements we maintained with our Named Executive Officers during 2024, as well as an estimate of the potential payments and benefits that they would have been eligible to receive if a hypothetical change in control or other trigger event had
occurred on December 31, 2024, please also see “Potential Payments Upon Termination or Change in Control” below.
Potential Payments Upon Termination or Change in Control
The table below reflects, as applicable, cash severance, equity acceleration, and continuation of employment benefits payable to our Named Executive Officers in connection with (A) an involuntary termination of employment (i.e., a termination without cause or resignation for good reason) other than in connection with a change in control of our company, (B) a change in control of our company and no termination of employment (assuming that all equity awards will not be assumed, continued or substituted by the successor entity), and (C) an involuntary termination (i.e., a termination without cause or resignation for good reason) immediately following a change in control of our company, assuming for each of (A), (B) and (C) that the applicable triggering event(s) occurred on December 31, 2024, that the above-mentioned agreements were in effect on that date and that the price per share used to calculate the value of the equity based payments is $109.11, the closing price of our Class A Common Stock on December 31, 2024. Generally, however, on any termination, the applicable Named Executive Officer would also have received accrued and unpaid salary and other benefits until the date of termination. In addition, the table below assumes that our Named Executive Officers comply with all applicable restrictive covenants. This table has been prepared in connection with applicable disclosure requirements, which do not enable us to give effect to the Merger or the terms of the Merger Agreement.

Name	Benefit	(A) Involuntary Termination not in Connection with a Change in Control ($)		(B) Change in Control ($)		(C) Involuntary Termination Immediately Following a Change in Control ($)
James R. Scapa	Cash Severance	1,470,000	(1)	—		1,470,000	(2)
	Equity Acceleration	—		15,884,899	(3)	15,884,899	(3)(4)
	Continuation of Benefits	23,526	(5)	—		23,526	(6)

	Total	1,493,526		15,884,899		17,378,425
Matthew Brown	Cash Severance	485,000	(1)	—		710,000	(2)
	Equity Acceleration	—		7,068,177	(3)	7,068,177	(3)(4)
	Continuation of Benefits	11,763	(5)	—		23,526	(6)

	Total	496,763		7,068,177		7,801,703
Mahalingam Srikanth	Cash Severance	535,000	(1)	—		535,000	(2)
	Equity Acceleration	—		2,905,467	(3)	2,905,467	(3)(4)
	Continuation of Benefits	23,526	(5)	—		23,526	(6)

	Total	558,526		2,905,467		3,463,993
Stephanie Buckner	Cash Severance	480,000	(1)	—		480,000	(2)
	Equity Acceleration	—		2,596,754	(3)	2,597,754	(3)(4)
	Continuation of Benefits	23,526	(5)	—		23,526	(6)

	Total	503,526		2,596,754		3,101,280
Nelson Dias	Cash Severance	460,000	(1)	—		460,000	(2)
	Equity Acceleration	—		4,247,284	(3)	4,247,284	(3)(4)
	Continuation of Benefits	1,021	(5)	—		1,021	(6)

	Total	461,021		4,247,284		4,708,305

(1)
The dollar amounts represent the estimated maximum amount of cash severance payable by the Company to Mr. Scapa, Mr. Brown, Ms. Buckner, Mr. Srikanth, and Mr. Dias pursuant to each of their Severance Agreements. The dollar amounts include (i) for Mr. Scapa, $860,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $610,000, (ii) for Mr. Brown, $225,000 for continued payment of six months’ base salary, plus a pro-rata
bonus of $260,000; (iii) for Mr. Srikanth, $350,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $185,000, (iv) for Ms. Buckner, $260,000 for continued payment of twelve month’s base salary, plus a pro-rata
bonus of $220,000, and (v) for Mr. Dias, $230,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $230,000. Each
pro-rata
bonus is calculated based on the executive’s target annual bonus for 2024. In each case, salary continuation payments would be paid in equal installments during the severance period, and the pro-rata
bonus would be payable in a cash lump sum within thirty days following the effectiveness of a release of claims. For more information, see “Post-Employment Compensation”.

(2)
The dollar amounts represent the estimated maximum amount of cash severance payable by the Company to Mr. Scapa, Mr. Brown, Ms. Buckner, Mr. Srikanth, and Mr. Dias pursuant to each of their Severance Agreements. The dollar amounts include (i) for Mr. Scapa, $860,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $610,000, (ii) for Mr. Brown, $450,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $260,000; (iii) for Mr. Srikanth, $350,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $185,000, (iv) for Ms. Buckner, $260,000 for continued payment of twelve month’s base salary, plus a pro-rata
bonus of $220,000, and (v) for Mr. Dias, $230,000 for continued payment of twelve months’ base salary, plus a pro-rata
bonus of $230,000. Under each of their Severance Agreements, each pro-rata
bonus is calculated based on the greater of (a) the executive’s annual bonus for 2024 (assuming maximum achievement of any individual and corporate performance goals), and (b) the executive’s target annual bonus for 2023, if applicable. The dollar amounts represent the greater of (a) the executive’s actual annual bonus for 2024, and (b) the executive’s target annual bonus for 2023. For more information on 2024 annual bonuses, see “2024 Executive Bonus Decisions”. In each case, salary continuation payments would be paid in equal installments during the severance period, and the pro-rata
bonus would be payable in a cash lump sum within thirty days following the effectiveness of a release of claims. For more information, see “Post-Employment Compensation”.

(3)
Reflects the value of accelerated vesting of RSUs and stock options granted under the 2017 Plan based upon the closing price of our Class A common stock of $109.11 on December 31, 2024, the last trading day of fiscal 2024, less any applicable exercise price in the case of stock options. Does not give effect to restricted stock unit awards granted in 2025 with respect to 2024 performance. As of December 31, 2024, based on the treatment described in this footnote, Mr. Scapa held 56,597 unvested RSUs and 258,500 unvested stock options under the 2017 Plan, Mr. Brown held 36,062 unvested RSUs and 70,281 unvested stock options under the 2017 Plan, Mr. Srikanth held 8,367 unvested RSUs and 44,578 unvested stock options under the 2017 Plan, Ms. Buckner held 7,218 unvested RSUs and 40,008 unvested stock options under the 2017 Plan, and Mr. Dias held 21,443 unvested RSUs and 41,860 unvested stock options under the 2017 Plan. Change in control is defined in our 2017 Plan.

(4)	Includes the value reflected in column B.
(5)
The dollar amounts represent the approximate cost to the Company of reimbursement of medical benefits, assuming such medical benefits are continued for twelve months for Mr. Scapa, six months for Mr. Brown, twelve months for Mr. Srikanth, twelve months for Ms. Buckner, and twelve months for Mr. Dias. Such reimbursements are payable monthly following the executive’s providing proof of payment. For more information, see “Post-Employment Compensation”.

(6)
The dollar amounts represent the approximate cost to the Company of reimbursement of medical benefits to Mr. Scapa, Mr. Brown, Mr. Srikanth, Ms. Buckner, and Mr. Dias, assuming such medical benefits are reimbursed for twelve months (the maximum period under the Severance Agreement). Such reimbursements are payable monthly following the executive’s proof of payment. For more information, see “Post-Employment Compensation”.

Grants of Plan-Based Awards in Fiscal Year 2024
The following table provides information regarding plan-based awards granted to our Named Executive Officers during 2024.

Name	Grant Date of Equity Awards	Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			All Other stock Awards: Number of shares of Stock or Units(2) (#)		All other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold ($)	Target ($)	Maximum ($)
James R. Scapa	3/15/24	—	610,000	—	41,000	(4)	—		—	3,240,230
	3/15/24	—	—	—	—		123,000	(4)	79.03	4,178,615
Matthew Brown	3/15/24	—	260,000	—	8,625	(4)	—		—	681,634
	3/15/24	—	—	—	—		21,563	(4)	79.03	732,549
Mahalingam Srikanth	3/15/24	—	185,000	—	6,250	(4)	—		—	493,938
	3/15/24	—	—	—	—		15,625	(4)	79.03	530,820
Stephanie Buckner	3/15/24	—	220,000	—	5,625	(4)	—		—	444,544
	3/15/24	—	—	—	—		14,063	(4)	79.03	477,755
Nelson Dias	3/15/24	—	230,000	—	15,375	(4)	—		—	1,215,086
	3/15/24	—	—	—	—		13,438	(4)	79.03	456,522

(1)
The amounts shown represent the target amount of potential cash bonus awards provided for under the Executive Bonus Program. The target amounts are pre-established
as a fixed dollar amount. The target amounts are determined by the Compensation Committee; the Compensation Committee does not provide for a threshold amount or a limit on the maximum amount payable.
Non-Equity
Incentive Plan Awards made in 2024 related to 2023 performance, were earned in 2023 and thus are reflected in the Summary Compensation Table as 2023 compensation.

(2)	Represents restricted stock units granted under our 2017 Equity Incentive Plan.
(3)
The amounts in this column represent the aggregate grant date fair value of equity awards granted to the Named Executive Officer computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in determining the grant date fair value of our equity awards, see Note 11 in the Notes to Consolidated Financial Statements in our Original Form
10-K,
to which reference is hereby made.

(4)
These awards vest in equal installments over four years of service, with the first installment having vested on March, 2025, accelerated in certain instances to December 2024. For information regarding the vesting acceleration provisions applicable to our Named Executive Officers’ equity awards, see “Potential Payments Upon Termination or Change in Control” above.

Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2024.

			Option Awards				Stock awards
Name	Grant date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)
James R. Scapa	6/9/2017	(3)	10,695	—	5.18	6/9/2027	—	—
	3/22/2019	(4)	15,000	—	38.11	3/22/2029	—	—
	3/11/2020	(5)	40,000	—	30.15	3/11/2030	—	—
	3/15/2021	(6)	30,000	—	61.93	3/15/2031	—	—
	3/22/2022	(7)	40,000	40,000	64.54	3/22/2032	5,750	627,383
	5/11/2022	(8)	—	—	—	—	1,097	119,694
	3/2/2023	(12)	28,500	114,000	65.19	3/2/2033	19,000	2,073,090
	3/15/2024	(20)	—	123,000	79.03	3/15/2034	30,750	3,355,133
Matthew Brown	1/4/2021	(9)	33,750	11,250	57.70	1/4/2031	6,250	681,938
	2/15/2022	(10)	6,0000	6,000	61.79	2/15/2032	2,000	218,220
	3/19/2022	(18)	4,000	4,000	64.15	3/19/2032	5,500	600,105
	12/15/2022	(11)	12,000	12,000	45.91	12/15/2032	—	—
	3/2/2023	(12)	5,157	15,468	65.19	3/2/2033	6,187	675,064
	12/20/2023	(21)	—	—	—	—	7,500	818,325
	3/15/2024	(20)	—	—	79.03	3/15/2034	8,625	941,074
Mahalingam Srikanth	12/17/2015	(16)	7,136	—	3.84	12/17/2025	—	—
	5/17/2016	(17)	3,804	—	3.64	5/17/2026	—	—
	6/9/2017	(3)	35,168	—	5.18	6/9/2027	—	—
	3/11/2020	(5)	1,472	—	30.15	3/11/2030	—	—
	6/2/2020	(13)	22,500	—	39.82	6/2/2030	—	—
	12/2/2020	(14)	22,500	—	52.03	12/2/2030	—	—
	3/15/2021	(6)	4,710	1,570	61.93	3/15/2031	—	—
	2/15/2022	(10)	4,250	4,250	61.79	2/15/2032	712	77,686
	12/15/2022	(11)	12,000	12,000	45.91	12/15/2024	—	—
	3/2/2023	(12)	3,712	11,133	65.19	3/2/2033	2,968	323,838
	3/15/2024	(20)	—	15,625	79.03	3/15/2034	4,687	511,399
Stephanie Buckner	6/9/2017	(3)	300	—	5.18	6/9/2027	—	—
	3/11/2020	(5)	935	—	30.15	3/11/2030	—	—
	6/2/2020	(13)	20,700	—	39.82	6/9/2030	—	—
	12/2/2020	(14)	22,500	—	52.03	12/2/2030	—	—
	3/15/2021	(6)	4,710	1,570	61.93	3/15/2031	—	—
	2/15/2022	(10)	3,000	3,000	61.79	2/15/2033	500	54,555
	12/15/2022	(11)	12,000	12,000	45.91	12/15/2034	—	—
	3/2/2023	(12)	3,125	9,375	65.19	3/2/2033	2,500	272,775
	3/15/2024	(20)	—	14,063	79.03	3/15/2034	4,218	460,226
Nelson Dias	3/16/2020	(19)	294	—	29.22	3/16/2030	—	—
	12/2/2020	(14)	22,500	—	52.03	12/2/2030	—	—
	3/15/2021	(6)	4,083	3,260	61.93	3/15/2031	418	45,608
	2/15/2022	(10)	5,688	5,687	61.79	2/15/2032	1,900	207,309
	12/15/2022	(11)	12,000	12,000	45.91	12/15/2032	—	—
	3/2/2023	(12)	3,125	9,375	65.19	3/2/2033	3,750	409,163
	3/15/2024	(20)	—	13,438	79.03	3/15/2024	10,000	1,091,100

(1)
Does not include the following RSUs that were accelerated in December 2024 to mitigate the effects of Sections 280G and 4999 of the Internal Revenue Code: for Mr. Scapa, RSUs covering 31,597 shares of Class A Common Stock; for Mr. Srikanth, RSUs covering 4,238 shares of Class A Common Stock; and for Ms. Buckner, RSUs covering 3,680 shares of Class A Common Stock.

(2)
Represents the product of (i) $109.11 (which was the closing price of the Class A Common Stock on December 31, 2024, the last trading day of fiscal 2024) and (ii) the number of shares of Class A Common Stock underlying the RSUs.

(3)	All of the shares of Class A Common Stock subject to the option were fully vested as of June 9, 2021.
(4)	All of the shares of Class A Common Stock subject to the option and all of the RSUs were fully vested as of March 22, 2023.
(5)	All of the shares of Class A Common Stock subject to the option and all of the RSUs were fully vested as of March 11, 2024.
(6)	All of the shares of Class A Common Stock subject to the option and all of the RSUs were fully vested as of March 15, 2025.
(7)
As initially granted,
one-fourth
of the RSUs and stock options vested on March 22, 2023, March 22, 2024 and March 22, 2025, and
one-fourth
of the RSUs and stock options will vest on March 22, 2026, subject to continued employment with us.

(8)	As initially granted, one-fourth of the RSUs vested on May 11, 2023 and May 11, 2024 and one-fourth of the RSUs will vest on May 11, 2025 and May 11, 2026, subject to continued employment with us.
(9)	All of the shares of Class A Common Stock subject to the option and all of the RSUs were fully vested as of January 4,2025.
(10)
As initially granted,
one-fourth
of the RSUs and stock options vested on February 15, 2023, February 15, 2024 and February 15, 2025 and
one-fourth
of the RSUs and stock options will vest on February 15, 2026, subject to continued employment with us.

(11)
As initially granted,
one-half
of the shares of Class A Common Stock subject to the option vested on December 15, 2024 and one-half
of the shares of Class A Common Stock subject to the option will vest on December 15, 2025, subject to continued employment with us.

(12)
As initially granted,
one-fourth
of the RSUs and stock options vested on March 2, 2024 and March 2, 2025, and one-fourth
of the RSUs and stock options will vest on each of the next two anniversaries of March 2nd, in each case, subject to continued employment with us.

(13)	All of the shares of Class A Common Stock subject to the option were fully vested as of June 2, 2023.
(14)	All of the shares of Class A Common Stock subject to the option were fully vested as of December 2, 2023.
(15)	All of the shares of Class A Common Stock subject to the option were fully vested as of December 15, 2018.
(16)	All of the shares of Class A Common Stock subject to the option were fully vested as of December 17, 2019.
(17)	All of the shares of Class A Common Stock subject to the option were fully vested as of May 17, 2020.

(18)
As initially granted,
one-fourth
of the RSUs and stock options vested on February 15, 2023, February 15, 2024 and February 15, 2025 and
one-fourth
of the RSUs and stock options will vest on February 15, 2026, subject to continued employment with us.

(19)	All of shares of Class A Common Stock subject to the option and all of the RSUs were fully vested as of March 16, 2024.
(20)
As initially granted,
one-fourth
of the RSUs and stock options vested on March 15, 2025, and
one-fourth
of the RSUs and stock options will vest on each of the next three anniversaries of March 15 th
, in each case, subject to continued employment with us.

(21)
As initially granted,
one-fourth
of the RSUs vested on December 20, 2024 and
one-fourth
of the RSUs will vest on each of the next three anniversaries of December 20 th
, in each case, subject to continued employment with us.

See under the above heading “Potential Payments Upon Termination or Change in Control” for a description of vesting acceleration applicable to stock options and RSUs held by our Named Executive Officers.

Option Exercises and Stock Vested For Fiscal Year 2024
The following table sets forth for each of our Named Executive Officers the number of shares acquired on the exercise of stock options and the number of shares acquired on the vesting of stock awards in fiscal year 2024.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1))	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
James R. Scapa	—	—	56,945	5,507,011
Matthew Brown	—	—	14,563	1,294,858
Mahalingam Srikanth	6,000	609,697	7,372	716,148
Stephanie Buckner	1,800	120,528	6,186	599,369
Nelson Dias	22,500	1,494,130	2,913	248,814

(1)	Value realized on exercise of options is based on the closing price of our Class A Common Stock on the date of exercise minus the exercise price.
(2)
Includes the following RSUs that were accelerated in December 2024 to mitigate the effects of Sections 280G and 4999 of the Internal Revenue Code: for Mr. Scapa, RSUs covering 31,597 shares of Class A Common Stock; for Mr. Srikanth, RSUs covering 4,238 shares of Class A Common Stock; and for Ms. Buckner, RSUs covering 3,680 shares of Class A Common Stock.

(3)
Includes the following value for RSUs that were accelerated in December 2024 to mitigate the effects of Sections 280G and 4999 of the Internal Revenue Code: for Mr. Scapa, $3,286,088; for Mr. Srikanth, $445,432; and for Ms. Buckner, $382,720.

Pension Benefits
We do not offer any defined benefit pension plans for our employees.
Nonqualified Deferred Compensation
We do not offer any nonqualified deferred compensation arrangements for our employees.
Equity Compensation Plans
We have granted equity awards under the Altair Engineering Inc. 2001
Non-Qualified
Stock Option Plan, the Altair Engineering Inc. 2001 Incentive and
Non-Qualified
Stock Option Plan, the Altair Engineering Inc. 2012 Incentive and
Non-Qualified
Stock Option Plan and the Altair Engineering Inc. 2017 Equity Incentive Plan (the “2017 Plan”). Since adopting the 2017 Plan, we have only granted awards to eligible participants under the 2017 Plan. Employees also had the right to purchase Class A Common Stock at a discount from fair market value pursuant to the Altair Engineering Inc. 2021 Employee Stock Purchase Plan (the “ESPP”), subject to the terms of the ESPP. Pursuant to the Merger Agreement, purchases under the ESPP were frozen in January 2025.
401(k) Plan
We maintain a
tax-qualified
retirement plan, or our 401(k) Plan, that provides eligible employees in the United States with an opportunity to save for retirement on a tax-advantaged
basis. In 2022, we added the Roth 401(k) feature to the plan. The Roth feature allows our employees to invest post-tax
dollars and in retirement, access their money tax free. Under the terms of our 401(k) Plan, participants are able to defer up to 80% of their eligible compensation subject to applicable annual Internal Revenue Service limits. Participants are immediately and fully vested in their own contributions. Our 401(k) Plan permits us to make discretionary matching contributions and discretionary profit-

sharing contributions to eligible participants, subject to five-year graded vesting: twenty percent (20%) vests after one year, forty percent (40%) after two years, sixty percent (60%) after three years, eighty percent (80%) after four years and 100% after five years. Our 401(k) Plan has an automatic enrollment feature for all employees hired on or after April 1, 2014, automatically withholding elective deferrals equal to 4% of eligible compensation, unless the participant affirmatively changes the deferral amount.
Pay Ratio Disclosure
As required by Item 402(u) of the SEC’s Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of James R. Scapa, our CEO. The pay ratio included in this information is a reasonable estimate, calculated in a manner consistent with Item 402(u) of Regulation
S-K.
For the year ended December 31, 2024, our last completed fiscal year:

•
the median of the annual total compensation of all of our company’s employees (based on the annual total compensation of the previously determined median employee), other than our CEO, was $95,251; and

•	the annual total compensation of our CEO, as reported in the Summary Compensation Table presented elsewhere in this Amendment, was $9,050,451.
Based on this information, for 2024, the ratio of the annual total compensation of Mr. Scapa, our CEO, to the median of the annual total compensation of all employees other than our CEO, was 95 to 1.
For purposes of calculating the above-referenced 2024 pay ratio, we used the same median employee that was identified in 2022, as we determined that there have been no changes in our employee population or employee compensation arrangements in 2024 that we believe would result in a significant change to our pay ratio. Excluded from our calculations are approximately 61 employees who became Altair employees in fiscal year 2024 due to the business acquisition of Cambridge Semantics, Research in Flight LLC, metrics.ca, and KSK Analytics Inc. In 2022, to identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our “median employee” and our CEO, we took the following steps:
1. We determined that as of December 31, 2022, our employee population consisted of approximately 3,364 employees, approximately 31% of which were located in the United States. Our employee population consisted of our full-time, part-time, contract and temporary employees.
2. To identify the “median employee” from our employee population, we compared the on-target
compensation, substantially comparable to the
W-2
Box 5 earnings, of all of our 1,032 United States employees and comparable earnings of our employees employed outside of the United States.
3. We identified our median employee using the above-mentioned earnings as our compensation measure, which was consistently applied to all our employees. In making our determination, we annualized the compensation of approximately 551 full-time and part-time employees who were hired by us during 2022 but did not work for us for the entire year.
We have combined all of the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K,
resulting in annual total compensation of $95,251. With respect to the annual total compensation of our CEO, we used the amount reported in the 2024 “Total” column of the Summary Compensation Table included herein.
Effect of Merger on Equity Awards
For information regarding the effect of the Merger Agreement on our equity awards, see “Item 11—Compensation Discussion and Analysis - Treatment of Stock Options and RSUs Under the Merger Agreement”.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
The Company does not have any formal policy that requires the Company to grant, or avoid granting, stock options at particular times. Consistent with its annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards after its Annual Report on Form
10-K
has been filed. The Company does not typically grant stock options to its directors. The timing of any stock option grants in connection with new hires, promotions, or other non-routine
grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public
information and ending one business day after the filing or furnishing of such report with the SEC.

DIRECTOR COMPENSATION
Director Compensation Table 2024
Non-executive
directors are entitled to receive fees for their services as directors.
Non-executive
directors are also eligible for equity awards under our 2017 Plan. We reimburse our non-executive
directors for their reasonable
out-of-pocket
costs and travel expenses in connection with their attendance at board of directors and committee meetings. The table below shows the total compensation paid to or earned by each of our non-executive
directors during fiscal 2024 for service on our board of directors and on committees of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)	All Other Compensation ($)	Total ($)
Dr. Mary Boyce	70,000	199,964	—	—	269,964
Stephen Earhart	70,000	199,964	—	—	269,964
Trace Harris	70,000	199,964	—	—	269,964
Jim F. Anderson	70,000	199,964	—	—	269,964
Shekar Ayyar	70,000	199,964	—	—	269,964
Sandra Carter	70,000	199,964	—	—	269,964

(1)
The amounts in this column represent the aggregate grant date fair value of equity awards granted to the non-employee
directors in 2024, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in determining the grant date fair value of our equity awards, see Note 11 in the Notes to Consolidated Financial Statements in our Original Form
10-K,
to which reference is hereby made.

(2)	As of December 31, 2024, Mr. Earhart, Ms. Harris, Mr. Anderson, Mr. Ayyar, Ms. Carter and Dr. Boyce each held unvested restricted stock unit awards for 2,374 shares of our Class A Common Stock.
(3)	As of December 31, 2024, Ms. Harris held unexercised options to purchase 16,000 shares of our Class A Common Stock.
For 2025,
non-executive
directors will continue to be compensated in accordance with the Company’s current non-executive
director fee compensation scheme which entitles such
non-executive
directors to receive $40,000 for general board of director service, annual restricted stock unit grants (to be granted at the time of the annual meeting of stockholders) in an amount equal to $200,000, $20,000 for service as the chair of any of our four standing board committees – Audit, Compensation, Nominating and Corporate Governance, and Technology – and $10,000 for service as a non-chair
member of any of our four standing board committees. In accordance with certain restrictions under the Merger Agreement, such cash fees are subject to pro-ration
restrictions depending on the timing of the closing of the Merger and the restricted stock units will not be granted unless the annual meeting of stockholders is held in the ordinary course of business prior to the consummation of the Merger.
Compensation Committee Interlocks and Insider Participation
Our compensation committee currently consists of Ms. Harris, as chair, and Messrs. Anderson and Earhart. No member of our compensation committee is or has been an officer or employee of Altair. None of our executive officers currently serves, or during fiscal 2024 served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or our board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of March 3, 2025 (the “Beneficial Ownership Date”) with respect to the beneficial ownership of Class A common stock and Class B common stock of Altair by the following: (i) each of Altair’s current directors; (ii) each of Altair’s Named Executive Officers; (iii) all of Altair’s current executive officers and directors as a group; and (iv) each other person known by Altair to own beneficially more than five percent (5%) of the outstanding shares of the Company’s Class A common stock or Class B common stock.
The amounts and percentage of shares of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date (“Presently Exercisable Options”), if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.
Solely for purposes of presenting the information below, we have assumed that the Merger will not close until at least 61 days after the Beneficial Ownership Date. For information regarding the effect of the Merger Agreement on our equity awards, see “Item 11—Compensation Discussion and Analysis - Treatment of Stock Options and RSUs Under the Merger Agreement”.
The table below reflects 60,730,650 shares of Class A and 25,393,574 shares of Class B common stock outstanding as of the Beneficial Ownership Date plus any shares issuable upon exercise of Presently Exercisable Options held by such person or entity.
Except as otherwise noted below, the address for persons listed in the table is c/o Altair Engineering Inc. at 1820 E Big Beaver Rd, Troy MI 48083.

	Class A Common Stock(1)		Class B Common Stock		Percent of Total Voting Power +
Name of Beneficial Owner	Shares	%	Shares	%	%
5% Stockholders:
George J. Christ(2)	674,950	1.11	8,525,782	33.57	27.31
Matrix Capital Management Company LP(3)	12,430,000	20.47	—	—	3.95
The Vanguard Group, Inc.(4)	5,761,445	9.49	—	—	1.83
BlackRock, Inc.(5)	7,478,856	12.32	—	—	2.38
Named Executive Officers and Directors
James R. Scapa(6)	315,991	*	16,867,792	66.43	53.65
Jim Anderson(7)	12,882	*	—	—	*
Shekar Ayyar(8)	8,965	*	—	—	*
Dr. Mary Boyce(9)	28,895	*	—	—	*
Sandra Carter(10)	11,042	*	—	—	*
Steve Earhart(11)	62,895	*	—	—	*
Trace Harris(12)	32,215	*	—	—	*
Matthew Brown(13)	116,901	*	—	—	*
Stephanie Buckner(14)	118,109	*	—	—	*
Mahalingam Srikanth(15)	159,014	*	—	—	*
Nelson Dias(16)	89,193	*	—	—	*
All executive officers and directors as a group (17 individuals)(17)	1,380,808	2.24	16,867,792	66.43	54.15

(*)	Represents beneficial ownership of less than 1%.
(+)	Voting power represents combined voting power of Class A common stock (one vote per share) and Class B common stock (10 votes per share) owned beneficially as of the Beneficial Ownership Date.
(1)
The number of shares of Class A common stock and percentages contained under this heading do not account for the conversion right with regard to Class B common stock. Each share of Class B common stock is convertible at the option of the holder into one share of Class A common stock and is automatically converted into one share of Class A common stock upon the occurrence of certain events.

(2)
Consists of (i) 4,481,778 shares of Class B common stock held of record by George J. Christ and Deborah M. Christ, as trustees of the Christ Revocable Trust dated May 8, 2015 and (ii) 4,044,004 shares of Class B common stock held of record by GC Investments, LLC. Mr. Christ is the manager of GC Investments, LLC. Also consists of (i) 187,475 shares of Class A common stock held of record by George J. Christ and Deborah M. Christ, as trustees of The Dana Christ Irrevocable Trust Dated May 8, 2015, (ii) 187,475 shares of Class A common stock held of record by George J. Christ and Deborah M. Christ, as trustee of The Lauren Christ Irrevocable Trust Dated May 8, 2015 and (iii) 300,000 shares of Class A common stock held of record by GC Investments, LLC.

(3)
The address of the stockholder is c/o Matrix Capital Management Company LP Bay Colony Corporate Center, 1000 Winter Street, Suite 4500, Waltham, MA 02451. Matrix Capital Management Company LP (“Matrix Capital Management”) is the investment advisor to Matrix Capital Management Master Fund, LP (the “Matrix Fund”). Mr. David E. Goel serves as the Managing General Partner of Matrix Capital Management. Based on a Schedule 13G/A filed with the SEC on November 13, 2024, the filing persons have shared power to vote or to direct the vote of 12,430,000 shares and the shared power to dispose of or to direct the disposition of 12,430,000 shares.

(4)
The address of the stockholder is 100 Vanguard Blvd., Malvern, PA 19355. Based on a Schedule 13G/A filed with the SEC on February 13, 2024, the filing person has the sole power to vote or direct the vote and the shared power to vote or direct the vote of 101,355 shares (as a result of its subsidiary’s serving as an investment manager of collective trust accounts) and the sole power to dispose of or to direct the disposition of and the shared power to dispose of or direct the disposition of 5,761,445 shares.

(5)
The address of the stockholder is 50 Hudson Yards New York, NY 10001. Based on a Schedule 13G/A filed with the SEC on February 5, 2025, the filing person has the sole power to vote or to direct the vote of 7,404,746 shares and the sole power to dispose of or to direct the disposition of 7,478,856 shares.

(6)
With respect to the Class A common stock includes (i) 253,445 shares subject to options to purchase shares of Class A common stock within 60 days of the Beneficial Ownership Date, of which 60,750 shares are vested as of such date and (ii) 20 shares of Class A common stock subject to a restricted stock unit award beneficially owned by Mr. Scapa’s wife, which vest within 60 days of the Beneficial Ownership Date. With respect to the Class A common stock excludes (i) 169,250 shares subject to options to purchase shares of Class A common stock and (ii) 129,152 shares of Class A common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date. With respect to the Class B Common Stock, consists of (i) 10,241,110 shares of Class B common stock held of record by Mr. Scapa as trustee of the James R. Scapa Declaration of Trust dated March 5, 1987, and (ii) 6,626,682 shares of Class B common stock held of record by JRS Investments, LLC. Mr. Scapa is the manager of JRS Investments, LLC and has voting and investment power over the securities held by JRS Investments, LLC.

(7)
Excludes 2,347 shares of Class A common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(8)
Excludes 2,347 shares of Class A common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(9)
Excludes 2,347 shares of Class A Common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(10)
Excludes 2,347 shares of Class A common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(11)
Excludes 2,347 shares of Class A common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(12)
Includes 16,020 shares subject to options to purchase shares of Class A common stock that are vested as of the Beneficial Ownership Date. Excludes 2,347 shares of Class A common stock subject to restricted stock unit awards, which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the beneficial ownership date.

(13)
Includes (i) 87,704 shares subject to options to purchase shares of Class A common stock within 60 days of the beneficial ownership date, of which 82,313 shares are vested as of such date and (ii) 2,156 shares of Class A common stock subject to restricted stock unit awards that vest within 60 days of the Beneficial Ownership Date. Excludes (i) 43,484 shares subject to options to purchase shares of Class A common stock and (ii) 39,455 shares of Class A common stock subject to restricted stock unit awards, each of which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(14)
Includes (i) 76,981 shares subject to options to purchase shares of Class A common stock within 60 days of the Beneficial Ownership Date, of which 71,895 shares are vested as of such date, (ii) 20,834 shares subject to options to purchase shares of Class A common stock beneficially owned by Ms. Buckner’s husband within 60 days of the Beneficial Ownership Date, all of which are vested as of such date, and (iii) 185 shares of Class A common stock subject to restricted stock unit awards beneficially owned by Ms. Buckner’s husband, which vest within 60 days of the Beneficial Ownership Date. Excludes (i) 36,986 shares subject to options to purchase shares of Class A common stock, which includes 6,689 shares owned by Ms. Buckner’s husband, and (ii) 18,693 shares of Class A common stock subject to restricted stock unit awards, which includes 1,552 shares owned by Ms. Buckner’s husband, all of which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(15)
Includes 128,565 shares subject to options to purchase shares of Class A common stock within 60 days of the Beneficial Ownership Date, of which 123,088 shares are vested as of such date. Excludes (i) 33,265 shares subject to options to purchase shares of Class A common stock and (ii) 23,709 shares of Class A common stock subject to restricted stock unit awards, each of which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(16)
Includes (i) 57,019 shares subject to options to purchase shares of Class A common stock within 60 days of the Beneficial Ownership Date, of which 53,659 shares are vested as of such date and (ii) 3,844 shares of Class A common stock subject to restricted stock unit awards that vest within 60 days of the beneficial Ownership Date. Excludes (i) 32,531 shares subject to options to purchase shares of Class A common stock and (ii) 24,908 shares of Class A common stock subject to restricted stock unit awards, each of which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

(17)
Includes (i) 389330 shares of Class A common stock beneficially owned by our executive officers and directors, (ii) 16,867,792 shares of Class B common stock beneficially owned by our executive officers and directors, (iii) 979,204 shares subject to options to purchase shares of Class A common stock within 60 days of the Beneficial Ownership Date, of which 867,255 are vested as of the Beneficial Ownership Date, and (iv) 12,274 shares of Class A common stock subject to restricted stock unit awards that vests within 60 days of the Beneficial Ownership Date. Excludes (i) 453,871 shares subject to options to purchase shares of Class A common stock, and (ii) 295,438 shares of Class A common stock subject to restricted stock unit awards, each of which vest subject to time-based vesting conditions that will not be satisfied within 60 days of the Beneficial Ownership Date.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information with respect to our compensation plans under which the issuance of Altair Engineering Inc. securities were authorized as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)(3)
Equity compensation plans approved by security holders(1)	8,258,949	$43.84	9,331,678
Equity compensation plans not approved by security holders	—	—	—

Total	8,258,949	$43.84	9,331,678

(1)
The amounts shown in this row include securities under the Altair Engineering Inc. 2001
Non-Qualified
Stock Option Plan, the Altair Engineering Inc. 2012 Incentive and
Non-Qualified
Stock Option Plan, the 2017 Plan and the ESPP.

(2)
A total of 2,706,534 shares of our Class A common stock may be purchased under the ESPP. A total of 59,284 shares of our Class A common stock were purchased under the ESPP in the seventh purchase period that ended in January 2025, leaving 2,647,250 shares of our Class A common stock available for purchase under the ESPP. However, pursuant to the terms of the Merger Agreement, the ESPP was frozen and suspended at the end of the fifth offering period and no new offering periods will commence under the ESPP at any time on or after October 30, 2024. No new participants were permitted to commence participation in the ESPP following October 30, 2024, and no participant in the ESPP was permitted to increase his or her payroll contribution rate in effect as of October 30, 2024 or make separate non-payroll
contributions following October 30, 2024.

(3)	The Merger Agreement contains restrictions on the Company’s ability to grant awards under its equity incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH RELATED PERSONS
Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and

•
any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our Named Executive Officers and directors are described in Item 11 of this Amendment.
Policies and Procedures for Related Party Transactions
Our audit committee has the primary responsibility for the review, approval and oversight of any “related party transaction,” which is any transaction, arrangement, or relationship (or series of similar transactions, arrangements, or relationships) in which we are, were, or will be a participant and the amount involved exceeds $120,000, and in which the related person has, had, or will have a direct or indirect material interest. Under our related party transaction policy, our management will be required to submit any related person transaction not previously approved or ratified by our audit committee to our audit committee. In approving or rejecting the proposed transactions, our audit committee will take into account all of the relevant facts and circumstances available. No member of the audit committee will participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.
Indemnification of Officers and Directors
We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.
Other Transactions
We employ certain members of the family of our CEO James Scapa, including three family members whose aggregate compensation for the year ended December 31, 2024 exceeded $120,000: Stephanie Buckner (Mr. Scapa’s daughter), our Chief Operating Officer and one of our Named Executive Officers, received a base salary of $260,000 in 2024, a bonus of $220,000 for 2024 and received grants of 5,625 restricted stock unit awards and 14,063 options to purchase shares of our Class A common stock in 2024; Thomas Leemhuis (Mr. Scapa’s son-in-law),
a Regional Manager, received a base salary of $150,000 in 2024, a commission of $250,880 in 2024, a car allowance of $6,000 for 2024 and received a grant of 354 restricted stock unit awards and 1,062 options to purchase shares of our Class A common stock in 2024; and Christian Buckner (Mr. Scapa’s son-in-law
and the husband of Stephanie Buckner), a Director of Product Management, received a base salary of $240,733 in 2024, a bonus of $11,191 for 2024, and received a grant of 446 restricted stock unit awards in 2024. In addition, we have entered into a severance agreement with Stephanie Buckner comparable to the severance agreements entered into with other executive officers; see “Post Employment Compensation” above. The audit committee has reviewed the retention of each member of Mr. Scapa’s family who is employed by the Company and has determined that in each such case, the retention of such family member is in the Company’s best interests and that her or his compensation is appropriate. Any increases in such compensation and/or material changes in the terms of such employment will be subject to audit committee approval.

In order to mitigate the potential impact of Sections 280G and 4999 of the Internal Revenue Code, the Altair board of directors approved the following:

•
For James R. Scapa, Stephanie Buckner, Mahalingam Srikanth (our Chief Technology Officer and a Named Executive Officer) and Ravi Kunju (our Chief Product and Strategy Officer), accelerated payment of their annual bonuses for 2024, discounted at 90% of target performance, which were paid on or before December 31, 2024 instead of in the first quarter of 2025. Any additional annual bonuses in respect of 2024 that these executive officers were entitled to receive based on actual performance in excess of 90% of target performance was paid in the ordinary course in the first quarter of 2025.

•
For James R. Scapa, Stephanie Buckner and Mahalingam Srikanth, acceleration of their RSUs that were scheduled to vest in the ordinary course (without regard to the Merger) during the first six months of 2025, such that these RSUs vested and settled on or before December 31, 2024.

DIRECTOR INDEPENDENCE
Because Mr. Scapa controls a majority of our outstanding voting power, we qualify as a “controlled company” under the corporate governance rules of the Nasdaq Stock Market LLC, or Nasdaq. Therefore, we are not required to have a majority of our Board be independent, nor are we required to have an independent compensation committee or an independent nominating function. Notwithstanding our “controlled company” status, we intend to comply with the majority independence and independent compensation committee and nominating function requirements. Regardless of whether we qualify as a “controlled company”, we are required to have a fully independent audit committee subject to certain transition rules. Additionally, audit committee members must also satisfy the independence criteria set forth in
Rule 10A-3 under
the Exchange Act.
Under the rules of the Nasdaq Global Select Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be independent, compensation committee members must not have a relationship with the issuer that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.
In order to be considered independent for purposes of
Rule 10A-3, a
member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board determined that Messrs. Anderson, Ayyar and Earhart, and Mses. Carter and Harris, and Dr. Boyce do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission and the listing requirements and rules of the Nasdaq Global Select Market. In making these determinations, our Board considered the current and prior relationships that each non-employee director
has with our company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director,
and any transactions involving them described in this Item 13 of this Amendment.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
The following table summarizes the fees paid for professional services rendered by Ernst & Young LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2023	2024
	(In Thousands)
Audit Fees	$2,222	$2,278
Audit-Related Fees	—	—
Tax Fees	$518	$366
All Other Fees	—	—

Total Fees	$2,740	$2,644

Audit Fees
Audit fees represent fees, including out of pocket expenses, for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, accounting consultations or advice on accounting matters necessary for the rendering of an opinion on our financial statements, services provided in connection with the offerings of our securities and audit services provided in connection with other statutory or regulatory filings.
Audit-Related Fees
Audit-related fees represent assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including financial due diligence related to business acquisitions.
Tax Fees
Tax fees represent fees billed for tax compliance, consultation, due diligence related to business acquisitions and planning services.
Pre-Approval
Policy and Procedures
The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The audit committee has established a policy regarding pre-approval
of all auditing services and the terms thereof and
non-audit
services (other than
non-audit
services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor. However, the pre-approval
requirement may be waived with respect to the provision of
non-audit
services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied.
The audit committee has considered whether the provision of Tax Fees as described above is compatible with maintaining Ernst & Young LLP’s independence and has determined that such services for fiscal years 2023 and 2024 were compatible. All such services were approved by the audit committee pursuant to Rule
2-01
of Regulation
S-X
under the Exchange Act to the extent that rule was applicable.
Review of Financial Statements
The audit committee is responsible for reviewing and discussing the audited financial statements with management, discussing with the independent registered public accountants the matters required by Auditing Standard No. 1301, “Communications with Audit Committees” issued by the Public Company Accounting Oversight Board (“PCAOB”), receiving written disclosures from the independent registered public accountants required by applicable requirements of the PCAOB regarding the independent registered public accountants’ communications with the audit committee concerning independence, discussing with the independent registered public accountants their independence, and recommending to the board of directors that the audited financial statements be included in our annual report on Form
10-K.

PART IV
Item 15. Exhibits, Financial Statement Schedules
All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of the Original Form
10-K.
The exhibits filed as part of this Amendment are listed in the Exhibit Index below.

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of October 30, 2024, among Altair Engineering Inc., Siemens Industry Software Inc. and Astra Merger Sub Inc.	8-K	001-38263	2.1	10/30/2024

3.1	Certificate of Incorporation, as amended and as currently in effect	S-1/A	333-220710	3.1	10/6/2017

3.2	Bylaws, as currently in effect	S-1/A	333-220710	3.2	10/6/2017

4.1	Description of Capital Stock	10-K	001-38263	4.1	2/24/2023

4.2	Indenture, dated as of June 10, 2019, b y and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.1	6/10/2019

4.3	First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association	8-K	001-38263	4.2	6/10/2019

4.4	Form of 0.250% Convertible Senior Note Due June 1, 2024 (included as Exhibit A to the First Supplemental Indenture, dated as of June 10, 2019, by and between Altair Engineering Inc. and U.S. Bank National Association).	8-K	001-38263	4.3	6/10/2019

4.5	Indenture, dated as of June 14, 2022, by and between Altair Engineering Inc. and U.S. Bank Trust Company, National Association as trustee	8-K	001-38263	4-1	6/15/2022

4.6	Form of 1.750% Convertible Senior Notes due 2027 (included in Exhibit 4.1 to the Indenture, dates as of June 14, 2022, by and between Altair Engineering Inc., and U.S. Bank Trust Company National Association as trustee)	8-K	001-38263	4.2	6/15/2022

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-220710	10.1	9/29/2017

10.2+	2001 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.2	9/29/2017

10.3+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Incentive Stock Option Agreement	S-1	333-220710	10.3	9/29/2017

10.4+	Form of 2001 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.4	9/29/2017

10.5+	2001 Non-Qualified Stock Option Plan	S-1	333-220710	10.5	9/29/2017

10.6+	Form of 2001 Non-Qualified Stock Option Plan Non-Qualified Stock Option Agreement	S-1	333-220710	10.6	9/29/2017

10.7+	Form of 2001 Non-Qualified Stock Option Plan Stock Restriction Agreement	S-1	333-220710	10.7	9/29/2017

10.8+	2012 Incentive and Non-Qualified Stock Option Plan	S-1	333-220710	10.8	9/29/2017

10.9+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Option Agreement	S-1	333-220710	10.9	9/29/2017

10.10+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement	S-1	333-220710	10.10	9/29/2017

10.11+	Form of 2012 Incentive and Non-Qualified Stock Option Plan Stock Restriction and Repurchase Agreement (Directors)	S-1	333-220710	10.11	9/29/2017

10.12+	2017 Equity Incentive Plan and forms of equity agreements thereunder	S-1/A	333-220710	10.12	10/6/2017

10.13	2017 Third Amended and Restated Credit Agreement, dated October 18, 2017, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	S-1/A	333-220710	10.16	10/19/2017

10.14	First Amendment to the Registrant’s 2017 Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among the Registrant, the foreign subsidiary borrowers, the Lenders named therein and JP Morgan Chase Bank, N.A. as administrative agent	8-K	001-38263	10.1	11/5/2018

10.15	Second Amendment to the Registrant’s Third Amended and Restated Credit Agreement, dated as of June 5, 2019, by and among the Company, as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	001-38263	10.1	6/6/2019

10.16+	Form of 2020 Stock Option Award Agreement	8-K	001-38263	10.1	6/8/2020

10.17+	Altair Engineering Inc. 2021 Employee Stock Purchase Plan	DEF 14A	001-38263	Appendix B	4/9/2021

10.18+	Employment Letter dated December 6, 2020, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.2	5/6/2021

10.19+	Executive Severance Agreement dated January 26, 2021, by and between Altair Engineering Inc. and Matthew Brown	10-Q	001-38263	10.3	5/6/2021

10.20+	Amended and Restated Executive Severance Agreement dated March 8, 2021, by and between Altair Engineering Inc. and James Scapa	10-Q	001-38263	10.5	5/6/2021

10.21+	Amended and Restated Executive Severance Agreement dated February 3, 2021, by and between Altair Engineering Inc. and Gilma Saravia	10-Q	001-38263	10.6	5/6/2021

10.22+	Amended and Restated Executive Severance Agreement dated February 22, 2021, by and between Altair Engineering Inc. and Amy Messano	10-Q	001-38263	10.7	5/6/2021

10.23+	Amended and Restated Executive Severance Agreement dated February 15, 2021, by and between Altair Engineering Inc. and Uwe Schramm	10-Q	001-38263	10.8	5/6/2021

10.24+	Amended and Restated Executive Severance Agreement dated January 31, 2021, by and between Altair Engineering Inc. and Brett Chouinard	10-Q	001-38263	10.9	5/6/2021

10.25+	Executive Severance Agreement, dated March 5, 2021, by and between Altair Engineering Inc., and Mahalingam Srikanth	10-K	001-38263	10.26	2/24/2023

10.26	Securities Purchase Agreement, dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.1	9/27/2021

10.27	Registration Rights Agreement dated September 27, 2021, by and between the Company and Matrix Capital Management Company, LP	8-K	001-38263	10.2	9/27/2021

10.28	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of World Programming Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.1	12/15/2021

10.29	Stock Purchase Agreement, dated December 15, 2021, by and among the Company, its UK-based subsidiary Altair Engineering Ltd., the stockholders of December 2015 Software Limited named therein and a sellers’ representative named therein	8-K	001-38263	10.2	12/15/2021

10.30+	Executive Severance Agreement, dated as of July 25, 2023, by and between Ravi Kunju and the Company	10-Q	001-38263	10.1	11/2/2023

10.31	Voting Agreement, dated as of October 30, 2024, by and among Siemens Industry Software Inc., Altair Engineering Inc., James R. Scapa, The James R. Scapa Declaration of Trust and the JRS Investments, LLC	8-K	001-38263	10.1	10/30/2024

10.32	Deed of Guarantee, dated as of October 30, 2024, by and between Siemens AG and Altair Engineering Inc.	8-K	001-38263	10.2	10/30/2024

19.1	Insider Trading Policy	10-K	001-38263	19.1	02/20/2025

21.1	List of Subsidiaries of the Registrant	10-K	001-38263	21.1	02/20/2025

23.1	Consent of Independent Registered Public Accounting Firm	10-K	001-38263	23.1	02/20/2025

31.1	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	10-K	001-38263	31.1	02/20/2025

31.2	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended	10-K	001-38263	31.2	02/20/2025

31.3	Certification of the Chief Executive Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.4	Certification of the Chief Financial Officer of Altair Engineering Inc. pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Altair Engineering Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38263	32.1	02/20/2025

97+	Altair Engineering Inc. Compensation Recovery Policy	10-K	001-38263	97	2/22/2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

+	Indicates management contract or compensatory plan.
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

ALTAIR ENGINEERING INC.

Date: March 25, 2025	By:	/s/ James R. Scapa
James R. Scapa
Chief Executive Officer (Principal Executive Officer)